Form 10-Q
period 1995-09-30
STEPHAN CO
filed 1995-11-15
CIK 94056

                  SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended September 30, 1995 Commission File No. 1-4436

                              THE STEPHAN CO.
          (Exact Name of Registrant as Specified in its Charter)

               Florida                             59-0676812
   (State or Other Jurisdiction of             (I.R.S Employer
   Incorporation or Organization)               Identification No.)


     1850  West McNab Road, Fort Lauderdale, Florida     33309
      (Address of principal executive offices)        (Zip Code)

Registrant's Telephone Number, including Area Code: (305) 971-0600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
YES  X   NO
   ----    ----

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES      NO
   ----    ----

               (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



           Common Shares outstanding as of September 30, 1995

                              4,122,484

                    THE STEPHAN CO. AND SUBSIDIARIES
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1995



                                 INDEX

                                                                 PAGE NO.

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           September 30, 1995 and December 31, 1994                  3

           Consolidated Statements of Operations
           Nine Months ended September 30, 1995 and 1994             4

           Consolidated Statements of Operations
           Quarter ended September 30, 1995 and 1994                 5

           Consolidated Statements of Cash Flows
           Nine Months ended September 30, 1995 and 1994             6

           Notes to Consolidated Financial Statements               7-8

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                        9-10


PART II.  OTHER INFORMATION

          ITEM 1.     Legal Proceedings                              11

          ITEM 6.     Exhibits and Reports on Form 8-K               11


SIGNATURE                                                            12

                    THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                     September 30,          December 31,
                                          1995                  1994
                                     -------------         --------------
                                ASSETS

CURRENT ASSETS
 Cash and cash equivalents          $    7,140,042         $    6,292,537
 Marketable securities                     103,575                417,237
 Accounts receivable, net                5,306,314              4,310,853
 Inventories                             6,820,024              5,651,346
 Note receivable                           500,000                500,000
 Prepaid expenses and other                331,832                169,743
                                       -----------           ------------
   TOTAL CURRENT ASSETS                 20,201,787             17,341,716

PROPERTY AND EQUIPMENT, net              1,905,288              1,878,040
OTHER ASSETS                               106,185                106,119
INTANGIBLE ASSETS                        9,010,026              9,748,425
                                       -----------           ------------
   TOTAL ASSETS                     $   31,223,286         $   29,074,300
                                       ===========           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of
  long-term debt                    $      152,010         $      143,828
 Accounts payable and
  accrued expenses                       1,389,665              2,512,850
 Note payable to bank                      400,000                400,000
 Income taxes payable                      443,830                468,334
                                      ------------           ------------
   TOTAL CURRENT LIABILITIES             2,385,505              3,525,012

DEFERRED INCOME TAXES                      139,448                 85,000
LONG-TERM DEBT                             686,278                810,987
                                      ------------           ------------
   TOTAL LIABILITIES                     3,211,231              4,420,999

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value              42,186                 41,832
  Additional paid in capital            13,510,720             13,715,319
  Retained earnings                     15,343,149             11,780,150
                                      ------------           ------------
                                        28,896,055             25,537,301
  TREASURY STOCK (80,000 Shares)          (884,000)              (884,000)
                                      ------------           ------------
    TOTAL STOCKHOLDERS' EQUITY          28,012,055             24,653,301
                                      ------------           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $   31,223,286         $   29,074,300
                                      ============           ============

               See Notes to Consolidated Financial Statements
                                 (UNAUDITED)

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Nine Months Ended September 30,
                                         ------------------------------

                                           1995                   1994
                                      ------------           ------------

SALES                               $   21,321,963         $   17,515,455

Less:  Cost of Goods Sold                9,276,664              7,222,333
                                      ------------           ------------
GROSS PROFIT                            12,045,299             10,293,122
                                      ------------           ------------
OTHER EXPENSES
 Selling, general and
  administrative expenses                6,599,070              5,770,699

 Interest                                   69,244                 69,857
                                      ------------           ------------
 TOTAL OTHER EXPENSES                    6,668,314              5,840,556
                                      ------------           ------------
INCOME FROM OPERATIONS                   5,376,985              4,452,566

OTHER INCOME
  Interest                                 249,549                130,279
  Rental and other                             600                 22,367
                                      ------------           ------------
INCOME BEFORE INCOME TAXES               5,627,134              4,605,212

STATE INCOME TAXES                         308,914                267,079
FEDERAL INCOME TAXES                     1,672,771              1,301,122
                                      ------------           ------------
NET INCOME                          $    3,645,449         $    3,037,011
                                      ============           ============

NET INCOME PER COMMON SHARE         $          .88         $          .76
                                      ============           ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    4,128,704              4,020,602
                                      ============           ============






                See Notes to Consolidated Financial Statements

                                     (UNAUDITED)

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Quarter Ended September 30,
                                            ---------------------------

                                                 1995           1994
                                            -----------      ----------
SALES                                    $    7,160,477    $  6,523,322

Less:  Cost of Goods Sold                     2,723,802       2,157,248
                                            -----------      ----------
GROSS PROFIT                                  4,436,675       4,366,074
                                            -----------      ----------
OTHER EXPENSES
 Selling, general and
  administrative expenses                     2,310,062       2,684,126

 Interest                                        23,888          18,421
                                            -----------      ----------
 TOTAL OTHER EXPENSES                         2,333,950       2,702,547
                                            -----------      ----------
INCOME FROM OPERATIONS                        2,102,725       1,663,527

OTHER INCOME
  Interest                                       92,512          66,691
  Rental and other                                  524          18,963
                                            ------------    ------------
INCOME BEFORE INCOME TAXES                    2,195,761       1,749,181

STATE INCOME TAXES                              129,442         107,169
FEDERAL INCOME TAXES                            680,126         392,594
                                            -----------      ----------
NET INCOME                                $   1,386,193    $  1,249,418
                                            ===========      ==========

NET INCOME PER COMMON SHARE               $         .34    $        .30
                                            ===========      ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                         4,136,980       4,218,612
                                            ===========      ==========







                 See Notes to Consolidated Financial Statements

                                  (UNAUDITED)

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                     September 30,
                                             ---------------------------

                                                 1995             1994
                                             -----------     -----------
CASH PROVIDED/(USED) BY OPERATIONS:
 Net income                                 $  3,645,449    $  3,037,011
 Income charges (credits) not
   affecting cash:
   Depreciation                                  117,110          57,759
   Amortization                                  359,373         258,347
 Changes in certain working
  capital components:
  Change in accounts receivable                 (995,461)       (416,534)
  Change in inventory                         (1,168,678)     (2,016,746)
  Change in prepaid expenses                    (162,089)        (66,359)
  Change in accounts payable
   and accrued expenses                       (1,123,185)        393,357
  Change in income taxes payable                  29,944            (215)
                                             -----------     -----------
CASH PROVIDED/(USED)BY OPERATIONS                702,463       1,246,620
                                             -----------     -----------
CASH PROVIDED/(USED)BY INVESTING
 ACTIVITIES:
 Maturities of marketable securities             313,662         148,111
 Purchase of property and equipment             (144,358)       (182,013)
 Changes in other assets                             (66)            429
 Intangible assets acquired                           -       (3,606,018)
 Other investments                               137,700        (800,000)
                                             -----------     -----------
CASH PROVIDED/(USED) BY INVESTING
 ACTIVITIES                                      306,938      (4,439,491)
                                             -----------     -----------
CASH PROVIDED/(USED) BY FINANCING
 ACTIVITIES:
 Change in long-term debt, net of
  current portion                               (116,527)       (124,172)
 Increase from issuance of stock                      -        5,972,055
 Proceeds from exercise of options                37,081          31,609
 Dividends paid                                  (82,450)             -
                                             -----------     -----------
CASH PROVIDED/(USED) BY FINANCING
 ACTIVITIES                                     (161,896)      5,879,492
                                             -----------     -----------
NET CHANGE IN CASH                               847,505       2,686,621

CASH, BEGINNING OF PERIOD                      6,292,537       4,004,471
                                             -----------     -----------
CASH, END OF PERIOD                         $  7,140,042    $  6,691,092
                                             ===========     ===========
                See Notes to Consolidated Financial Statements

                                    (UNAUDITED)

                   THE STEPHAN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co., and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co. (formerly Heads or Nails, Inc.) and Scientific Research Products Inc., of Delaware. All significant intercompany balances and transactions have been eliminated in consolidation.

           BUSINESS ACTIVITY:    The Stephan Co. is engaged in the
manufacture, sale, and distribution of personal care grooming products throughout the United States. The Company's business activity constitutes a single reportable segment for purposes of Statement of Financial Accounting Standards No 14.

           CASH AND CASH EQUIVALENTS:    Cash and cash equivalents includes
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of one month or less. Included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank.

           MARKETABLE SECURITIES:    Marketable securities are carried at
cost, which approximates market, and represents investments in short-term municipal bonds.

           INVENTORIES:    Inventories of finished goods and work in
progress are stated at the lower of standard cost (approximate actual cost on the first-in, first-out basis) or market. Inventories of raw materials, containers and packaging materials are stated at the lower of cost (first-in, first-out basis) or market.

           Inventories were as follows:


                                     September 30,            December 31,
                                         1995                      1994
                                      -----------             ------------
Raw Materials                       $     776,217           $      539,842
Packaging and components                2,605,305                2,017,061
Work in progress                          486,475                  446,311
Finished goods                          2,952,027                2,648,132
                                      -----------             ------------
  Total Inventories                 $   6,820,024           $    5,651,346
                                      ===========             ============

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

           PROPERTY AND EQUIPMENT:    Property and equipment are recorded
at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred and major renewal replacements are capitalized.

           INTANGIBLE ASSETS:     Amortization of intangible assets is
determined using the straight-line method based on the following estimated useful lives:

                 Goodwill                           20-40 years
                 Covenant not to compete            7 years

           RESEARCH AND DEVELOPMENT COSTS:    Costs for research and
development activities are expensed as incurred, and were not significant in any of the periods currently reported.

           RECENT PRONOUNCEMENTS:    The Financial Accounting Standards
Board (FASB) has issued the following statements, which are to be applied prospectively: FASB #118 - Accounting by Creditors for Impairment of a Loan - income recognition and disclosures, #119 - Disclosure about derivative financial instruments and fair value of financial instruments, #120 - Accounting and reporting by mutual life insurance enterprises and by insurance enterprises for certain long-duration participating contracts and #121 - Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. Once effective, none of these pronouncements are expected to have a material impact on the financial statements of the Company.

           INCOME TAXES:   Effective January 1, 1993, the Company has
changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting No. 109, Accounting for Income Taxes. This standard requires, among other things, a liability approach to calculating deferred income taxes. There was no material effect on quarterly results from such adoption.

           NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,128,704 for the nine months ended September 30, 1995 and 4,020,602 for the nine months ended September 30, 1994. Fully diluted earnings per share is not presented as it is not materially different.

At the annual meeting held in July 1994, the amount of common shares authorized for issuance was increased from 5,000,000 shares to 25,000,000 shares. At September 30, 1995, 4,218,589 shares of common stock were issued and 4,122,484 were outstanding. At December 31, 1994, 4,183,248 shares were issued and 4,103,248 were outstanding.

                   THE STEPHAN CO. AND SUBSIDIARIES
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  SEPTEMBER 30, 1995 AND 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1995, the Company continued to show record sales and profits. Sales for the nine months ended September 30, 1995 were over $ 21,300,000, which represents an approximate 22% increase over the comparable nine month period for 1994. Net income increased 20% from $ 3,037,000 for the nine months ended September 30,1994 to $ 3,645,000 for the current nine month period. Net income per share for the period ended September 30, 1995 was $ .88, compared to $ .76 for the previous year.

For the quarter ended September 30, 1995, sales were over $ 7,150,000, up 10% from the $ 6,500,000 posted in the third quarter of 1994. Net income for the third quarter was 11% higher, at $ 1,386,000, than the comparable period in 1994.

Sales from the Scientific Research Products division, as well as strong private label manufacturing demand, helped increase volume in the third quarter of 1995. Despite pressures placed on the Registrant's gross margin from increasing product costs and trade show promotional pricing the Company was able to offset the foregoing by reducing selling, general and administrative expenses, enabling the Registrant to maintain favorable profit levels. Management believes that it can control production and administrative costs and sustain growth at a level consistent with prior periods.

In August, 1995, the Company signed an exclusive 2-year licensing agreement with the City of Hope, a non-profit charitable organization. The Company will create and market a line of fragrance products to be sold in elite retail markets, with a portion of the proceeds being given to the City of Hope. The Company anticipates product introduction to commence in the early part of 1996.

                  THE STEPHAN CO. AND SUBSIDIARIES
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  SEPTEMBER 30, 1995 AND 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).



LIQUIDITY & CAPITAL RESOURCES

As of September 30, 1995, the Company had approximately $ 7,150,000 in cash and cash equivalents, which represents an increase of approximately $850,000 since the beginning of the year. Total current assets at September 30, 1995 was over $ 20,000,000, approximately $ 3,000,000 higher than it was at the end of 1994. Working capital was over $ 17,750,000, an increase of close to $ 4,000,000 since December 31, 1994.

Due in large part to continued high levels of production for Trevor Sorbie of America, and third quarter barber and beauty shows, accounts receivable and inventory both increased in the third quarter.

In accordance with the terms of the $ 500,000 Secured Subordinated Convertible Debenture, due December 31, 1995, to the Company from Trevor Sorbie of America, Inc., the Company has indicated that it will not exercise the conversion option. In an effort to properly evaluate the conversion privilege of the Debenture, the Company and Sorbie informally agreed to extend the Conversion Date by approximately 60 days, and in consideration thereof, have mutually agreed to extend the maturity date of the Debenture by an equal period of time. The Company's decision not to exercise the option has no effect on the manufacturing and warehouse agreement, which expires in 2004.

At the Annual Stockholders Meeting held in June, 1995, the Company declared its first quarterly dividend of 2 cents per share. As such, $ 82,450 was paid to our stockholders in August, 1995. On October 26, 1995, the Company announced a record date of November 6, 1995 for the next quarterly 2 cent dividend, payable November 20, 1995.

                  THE STEPHAN CO. AND SUBSIDIARIES
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  SEPTEMBER 30, 1995 AND 1994



                   PART II.    OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In May, 1994, the Registrant filed suit against the former stockholder of Penny's Heads or Nails, Inc. The suit alleged certain breaches of representations and warranties in connection with the purchase of the company's common stock in August, 1993, for $ 357,116 cash and 23,007 restricted shares of the Registrant's common stock. In August, 1995, the litigation was terminated by a settlement between the parties, resulting in a return of a substantial amount of the shares issued in the acquisition. As a result of the settlement, the Registrant has reduced Goodwill and Additional Paid in Capital by approximately $ 300,000.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit 27- Financial Data Schedule

 (b) On October 12, 1995, and as amended on November 1 and 3,1995, the Registrant filed a Form 8-K in connection with the resignation of the Registrant's previous independent public accountants.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.





THE STEPHAN CO.





Frank F. Ferola
President and Chairman of the Board
November 11, 1995







David A. Spiegel
Principal Financial Officer
November 11, 1995