Form 10-K
period 1995-12-31
STEPHAN CO
filed 1996-04-15
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

          For the Fiscal Year Ended December 31, 1995


                                OR

   ___
  |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  |___|   OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

          For  the transition period from _______  to ______

                       Commission File No. 1-4436


                            THE STEPHAN CO.
  _______________________________________________________________
        (Exact Name of Registrant as Specified in its Charter)


               Florida                             59-0676812
  ________________________________              _________________
   (State or Other Jurisdiction of             (I.R.S Employer
   Incorporation or Organization)               Identification No.)


     1850  West McNab Road, Fort Lauderdale, Florida     33309
  _______________________________________________________________
    (Address of principal executive offices)        (Zip Code)

Registrant's Telephone Number, including Area Code: (954) 971-0600
                                                     _____________


Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class     Name of Each Exchange on Which Registered
___________________     _________________________________________
Common Stock, $.01                  AMERICAN STOCK EXCHANGE
Par Value


Securities Registered Pursuant to Section 12(g) of the Act:  None









Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                       YES X         NO
                          ____         _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

             $ 50,058,000  as of March 15, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:

         4,122,484 Shares of Common Stock, $.01 Par Value,
                      as of March 15, 1996

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any Annual Report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the Company's proxy statement for the 1996 annual meeting to be filed no later than 120 days after the Company's fiscal year are incorporated by reference in Part III.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................   8
Item 3:   Legal Proceedings..........................................   8
Item 4:   Submission of Matters to a Vote of Security Holders.........  8

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................   9
Item 6:   Selected Financial Data....................................  10
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  11
Item 8:   Financial Statements and Supplementary Data................  14
Item 9:   Changes in and Disagreements with Accountants
           and Financial Disclosure..................................  14
PART III

Item 10:  Directors and Executive Officers of the Registrant.........  15
Item 11:  Executive Compensation.....................................  15
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  15
Item 13   Certain Relationships and Related Transactions.............  15

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   16

Signatures..........................................................   17

                               PART I

    Certain statements in this Annual Report on Form 10-K("Form 10-K") under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Stephan Co. and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, proceedings; and other factors referenced in the Form 10-K. The Stephan Co. will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.   Business

  GENERAL

       The Stephan Co.(the "Registrant" or the "Company"), founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products on both a wholesale and retail level. The Registrant is comprised of The Stephan Co. ("Stephan") and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co. and Scientific Research Products, Inc. of Delaware. The Company considers itself to be in a single line of business for reporting purposes.

   The Stephan Co.

     Located in Fort Lauderdale, Florida, Stephan is engaged in the manufacturing of custom "private label" products, which is the manufacturing of products marketed and sold under the brand names of customers. In addition, the Fort Lauderdale location serves as the Registrant's corporate headquarters, providing general management services to its subsidiaries. In 1995, a significant amount of the Company's net sales were to three major customers: Martin Himmel, Inc. ("MHI"), Trevor Sorbie of America, Inc. ("TSA") and J.C Penney. Approximately $3,200,000 of sales related to the manufacture of hair care products for TSA. In 1994, Stephan entered into a 10 year manufacturing agreement with TSA, as well as an agreement to provide warehouse facilities, shipping services, and product research and development. Stephan also holds a $500,000 subordinated convertible debenture from TSA and is currently negotiating to buy the company for cash and stock approximating $2,000,000 in accordance with terms outlined in a letter of intent signed by the two parties in January 1996. Combined consolidated revenues from TSA, including sales by a subsidiary, Old 97 Company, totaled approximately $3,600,000, or 13% of the Company's total net sales in 1995.

     The Frances Denney line of cosmetics, a division of The Stephan Co., had 1995 sales to one major customer, J.C. Penney, of over $3,100,000 or 12% of consolidated revenues. In 1995, the Company started a program to change the distribution channels used to market the Frances Denney line in an effort to generate acceptable profitability for the future. These changes include initiating a mail order sales program with a full color catalog to be circulated in the second quarter of 1996 as well as gaining exposure on the Home Shopping Network. The Company also signed a Trademark License and Supply Agreement in the first quarter of 1996 that gives exclusive rights to a company to market and distribute certain Denney products to several retail chains, including J.C. Penney, in the United States and Canada.

    Stephan also manufactures and sells products under the name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors. The Registrant's trademark "STEPHAN'S" and the design utilized thereby has been registered with the United States Patent and Trademark Office, which registration is not due for renewal until 2001. Sales of Stephan and Denney products, combined with the private label manufacturing sales of the Stephan Co., accounted for approximately 35% of consolidated revenues.

     Old 97 Company.

     Old 97 Company ("Old 97"), located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as the Company's second manufacturing facility. Old 97 does a significant amount of private label manufacturing, and also manufactures most of the products sold by the Frances Denney line. Almost 90% of Old 97 sales are to two major customers. The largest customer, Martin Himmel, Inc. (MHI) represented a substantial portion of Old 97 sales and when combined with Stephan Co. sales to MHI, amounted to approximately $4,300,000 or 16% of consolidated revenue. Old 97 is the principal manufacturer of "Gold Bond" talc for MHI, as well as a distributor of other products marketed by MHI. Old 97 sales accounted for approximately 18% of consolidated revenue for 1995.

     On December 31, 1995, the Registrant entered into asset purchase agreements with Colgate-Palmolive Company and its subsidiary, The Mennen Company, for the acquisition of certain consumer product brands, as well as a licensing agreement for the domestic distribution of the Cashmere Bouquet Talc product line.

     Concurrent with the acquisition of the brands and licensing agreement, the Registrant entered into a six-month transition agreement with Colgate-Palmolive to facilitate the orderly transition of sales, production and distribution functions. Inasmuch as all the acquired brands' products can be manufactured by the Registrant, this six month period allows the Registrant lead time to order packaging and components, establish a distribution network, evaluate the customer base and shipping points, and otherwise assume production and distribution of the brands.

     The Registrant plans to use the Old 97 facility to manufacture the former Colgate brands' products, and on the basis of anticipated needs for both existing product lines and the Colgate products, management decided to cease talc production in November 1995 in order to do extensive renovations to the talc producing facility. Management is projecting talc production to resume by the start of the second quarter of 1996. These renovations will enhance the Registrant's ability to increase production and facilitate obtaining new private label customers.

     Williamsport Barber and Beauty Corp.

     Williamsport Barber and Beauty Corp. was acquired in January, 1992 and is located in Williamsport, Pa. Williamsport is one of the nations largest mail order beauty and barber supply companies and accounted for over 11% of consolidated revenues for the year ended December 31, 1995.

     Stephan & Co.

     Formerly known as Heads or Nails, Inc. and acquired in August, 1993, Stephan & Co. operated salon concessions on cruise ships through July, 1995. As part of a restructuring of the business, salon concession contracts were not renewed and the company has focused its attention on the manufacture and supply of personal care amenity products for cruise ships, with production and shipping commencing in December, 1995. Consolidated revenues for the year ended December 31, 1995 were not material.

     Scientific Research Products, Inc. of Delaware.

     Purchased by the Company in April, 1994, Scientific Research Products was one of the Registrant's largest private label customers and is a leading distributor of ethnic hair care products. Scientific Research Products accounted for 34% of the Registrant's consolidated revenues, with sales approximating $9,200,000. In addition to the above, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a Company acquired by the Registrant in 1986. Consolidated revenues for Foxy Products, Inc. for the year ended December 31, 1995 were not material.



     Since 1992, the Registrant has reduced its dependence on major customers, however the loss of any of the customers mentioned above could have a material adverse effect on the Registrant and its subsidiaries taken as a whole. On April 10, 1996, the Registrant learned that MHI signed a definitive agreement to sell the "Gold Bond" brand. The Company is unable at this time to determine if this will have any adverse effect on sales. During the year, no sales were made to any other customers or to the Registrant's knowledge, a group of customers under common control, or customers that are affiliates of each other, by the Registrant and its subsidiaries, which sales represented 10% or more of the Registrant's consolidated revenues.

  RAW MATERIALS AND INVENTORY

     The raw materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of chemicals, alcohol, perfumes, paper labels, plastic bottles and caps. All materials are readily available at competitive prices from numerous sources and have been purchased from domestic suppliers. Neither the Registrant nor any of its subsidiaries has ever experienced any shortage in supplies thereof nor are any such shortages anticipated by the Registrant and its subsidiaries in the reasonably foreseeable future.

     The Registrant and its subsidiaries have followed the practice of maintaining a level of inventory of their products sufficient for a period of not less than two months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

 BACKLOG

     As of March 15, 1996, the dollar amount of backlog orders was not material.

  RESEARCH AND DEVELOPMENT

     During each of the three fiscal years ending December 31, 1995, expenditures by the Registrant and its subsidiaries on company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques as determined in accordance with generally accepted accounting principles were not material.

  COMPETITION

     The hair care and personal grooming business is highly competitive in terms of price and product quality. Products manufactured by the Registrant and its subsidiaries compete with numerous varieties of other such products, many of which bear well known, respected and heavily advertised brand names and are produced by companies having substantially greater financial, technical, personnel and other resources than does the Registrant. Products produced by the Registrant and its subsidiaries account for a relatively insignificant portion of the total hair care and personal grooming products manufactured and sold annually in the United States.

  EMPLOYEES

     As of March 15, 1996, in addition to its 5 officers, the Registrant and its subsidiaries employed approximately 120 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees during the remainder of 1996, the Company believes that any such employees, if needed, would be readily available. The employees are not covered by any collective bargaining agreement and the Company believes its' employee relationships are satisfactory.

Item 2.  Properties

          The Registrant's administrative, manufacturing and warehousing facilities are located in a modern, air-conditioned building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. Approximately two-thirds of the space is utilized by the Registrant for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products which are housed in its facility in Fort Lauderdale, Florida. The Registrant believes that such facilities and equipment are adequate for its needs in the reasonably foreseeable future.

        Old 97 owns three buildings totaling approximately 42,000 square feet of space, located at 2306 35th Street at 12th Avenue, Tampa, Florida 33605. Such facilities are utilized by Old 97 in the manufacture of its various product lines. In October, 1994, Old 97 acquired land and two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building comprising 12,500 square feet is being used for office facilities and order fulfillment for the Frances Denney line. The second building, with approximately 30,000 square feet, is used as a warehouse and distribution facility.

         In connection with the acquisition of Scientific Research Products, the Registrant assumed the leased interest in the office, warehouse and distribution facility located at 1601 SW 5th Court, Pompano Beach, Florida 33069, under a lease expiring in October, 1997 with annual rental payments of approximately $180,000. The Registrant has sublet a portion of this 25,000 square foot facility to Trevor Sorbie of America, Inc., in accordance with the manufacturing and warehouse agreement discussed previously.

         In connection with the acquisition of Williamsport Barber Supply, the Company entered into a two year lease, which expired in January, 1994, for office and warehouse space of approximately 6,000 square feet. Subsequent to January, 1994 the Registrant is leasing on a month to month basis. Monthly rent in the amount of $1,500 is payable to the former owner of Williamsport Barber Supply, currently the manager of the Williamsport operations.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject. Neither the Registrant nor any of its subsidiaries is aware of any such proceedings known to be contemplated by governmental authorities.

Item 4.  Submission of Matters to a Vote
         of Security Holders

         The Company has not submitted any matters to a vote of security holders since the June 1995 Annual Meeting.

                               PART II



Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is traded on the American Stock Exchange ("AMEX"). The following table sets forth the range of high and low sales prices for the Registrant's common stock for each quarterly period within the Registrant's two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 1994           $ 21.75              $ 16.00
         June 30, 1994              18.50                14.00
         September 30, 1994         16.00                14.00
         December 31, 1994          15.13                11.00
___________________________________________________________________________

         March 31, 1995           $ 17.00              $ 12.00
         June 30, 1995              19.38                15.25
         September 30, 1995         17.00                14.13
         December 31, 1995          16.75                14.00


 (b)     Holders

     As of March 15, 1996, the Registrant's Common Stock was held of record by approximately 450 holders thereof; however, the Registrant's stock is believed to be held in approximately 2,000 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends for the first time in August, 1995, at the rate of $ .02 per share, and again in November, 1995 at the rate of $ .02 per share. Future dividends, if any, will be determined by the Company's Board of Directors, at their discretion, based on various factors, including the Company's profitability and anticipated capital needs.

     There are no contractual restrictions, including any restrictions on the ability of any of the Registrant's subsidiaries, to transfer funds to the Registrant in the form of cash dividends, loans or advances, that currently materially limit the Registrant's ability to pay cash dividends or that the Registrant reasonably believes are likely to materially limit the future payment of dividends on its Common Stock.

Item 6.  Selected Financial Data (a)



                   1995       1994       1993       1992      1991
                         (in thousands, except per share data)
                 ____________________________________________________

Net sales         $26,197    $24,341    $16,719    $14,683   $10,025

Income before
 income taxes       6,426      6,200      4,350      3,673     2,491

Net Income          4,315      4,076      2,776      2,374     1,617

Current assets     20,438     17,342     12,258      7,030     4,959

Total assets       42,463     29,074     19,606      8,884     5,952

Current
 liabilities        4,674      3,525      2,687      1,033     1,526

Long term debt      9,112        811        950      1,093       852

PER COMMON SHARE: (b)

 Net Income          1.05       1.00        .84        .75       .51

 Cash dividends       .04       None       None        None      None



                       Notes to Selected Financial Data


 (a) The selected financial data includes the operations of its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport Barber and Beauty Corp. (acquired in
1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993) and Scientific Research Products, Inc. of Delaware, (acquired April 15, 1994).

 (b) Earnings per share is based upon the weighted average number of common shares and common share equivalents (stock options) outstanding after giving effect to stock splits in 1991, 1992 and 1993. The weighted average number of shares outstanding were 4,127,765 for 1995, 4,067,819 for 1994, 3,314,274 for 1993, 3,146,266 for 1992 and 3,140,822 for 1991.

This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report.

          Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                       3/31/95   6/30/95   9/30/95   12/31/95
                       _______   _______   _______   ________
          Net sales    $ 6,873   $ 7,288   $ 7,160    $ 4,875
          Gross profit   3,639     3,969     4,437      1,499
          Net income     1,068     1,191     1,386        670
          Per share        .26       .29       .34        .16

                       3/31/94   6/30/94   9/30/94   12/31/94
                       _______   _______   _______   ________
          Net sales    $ 4,918   $ 6,074   $ 6,523    $ 6,826
          Gross profit   2,460     3,467     4,366      3,340
          Net income       804       983     1,249      1,039
          Per share        .22       .24       .30        .25


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          OVERVIEW

     Net income for the year ended December 31, 1995 was $4,315,000, or $1.05 per share, on revenues of $26,197,000, as compared to net income of $4,076,000, or $1.00 per share, on revenues of $24,341,000 for 1994. In
1995 the Company continued to decrease its' dependency on major customers by diversifying current distribution channels for the Frances Denney line and acquiring new brands from Colgate-Palmolive. The new products acquired from the Colgate-Palmolive Company, and its' subsidiary, The Mennen Company, on December 31, 1995, included brands such as Balm Barr and Stretch Mark, both topical skin cremes for women; Wildroot and Protein 29 hair treatments for men; and Quinsana medicated talc. In addition, a licensing agreement was signed, giving the Company the right to manufacture and domestically distribute the Cashmere Bouquet talc product line.

          RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31,1995 AS COMPARED TO 1994
          _______________________________________________

     While overall sales and profit increased in 1995, the results for the fourth quarter of 1995 declined considerably as compared to the quarter ended December 31, 1994. Sales in the fourth quarter of 1995 were down approximately $1,950,000, or 29%, and net income declined approximately $370,000, or 36%, principally due to management's decision to change the distribution channels for the Frances Denney product line and to upgrade the talc producing facility at Old 97, which resulted in the ceasing of talc production at that location for most of the fourth quarter.

     At the beginning of the third quarter of 1995, management reevaluated the Denney sales and profit level and customer base in connection with existing distribution through one major retailer and developed a new marketing strategy that involved several new methods of distribution. As a result of negotiations started in mid 1995 and in accordance with an agreement signed in the first quarter of 1996, the Company entered into a Trademark License and Supply Agreement giving the exclusive rights to market and distribute certain Denney products in various retail chain stores in the United States and Canada to an independent third party distributor. Also, the Company is in the process of developing a mail order catalog which it anticipates will be ready for distribution in the second quarter of 1996. Aggressive advertising in known markets where Denney sales are strong, as well as an initial showing on a national television marketing channel has management optimistic that Denney sales and profitability will increase in 1996.

     In connection with the anticipated acquisition of the Colgate-Palmolive brands and a reevaluation of required inventory levels by the Company's major talc customer, talc production was shut down in the middle of the fourth quarter so that renovations and repairs could be made to the talc production lines at Old 97. Extensive remodeling and improvements were made, both in anticipation of the production of the new Colgate-Palmolive brands and because of the desire to have increased capacity to produce for other customers. Talc production is scheduled to begin in the second quarter of 1996.

     Both of the changes noted above will be implemented during the first quarter of 1996, however, management does not anticipate any adverse effect on first quarter 1996 sales and profits due to the acquisition of the Colgate-Palmolive brands, the impact of cost efficiencies and improved divisional profits.

     The gross margin showed a decline in 1995, primarily due to a change in the product mix. Management believes that the acquisition of the Colgate brands' products, as well as the change in marketing strategies for the Frances Denney line, will have a positive effect on the gross margin in 1996.

     Selling, general and administrative expenses decreased slightly in 1995, but began to show stronger declines in the fourth quarter as savings in overhead expenses, due to changes in the Denney marketing strategy, began to take effect.

     In 1995, the Company contributed slow moving and obsolete inventory to a charitable organization. This had the effect of reducing the overall provision for income taxes and as a result, income taxes in 1995 decreased slightly when compared to 1994.

          YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO 1993
          ________________________________________________

     As a result of acquisitions, and the manufacturing agreement with Trevor Sorbie of America, Inc., sales rose in 1994 to $24,341,000 when compared to 1993 sales of $16,719,000. A full year of operations for the Frances Denney line, as well as the acquisition of Scientific Research Products had a significant impact on gross profit margin and the selling, general and administrative expenses. Gross profit increased from $7,722,000, or 46%, in 1993 to 13,633,000, or 56% in 1994. This increase is due to the higher profit margin realized on Denney and Scientific sales. Coupled with the increase in gross profit from a change in the mix of business, the Registrant experienced a large increase in overhead expenditures for sales promotion, advertising, commissions, shipping and travel. While management is diligent in monitoring these expenses, the increases were high in relation to past expenses, but not unexpected.

     Management is optimistic about the impact that the Sorbie agreement will have on future operations. Sales to Sorbie for the 5 months that they have been in operation were approximately $1,000,000 and it is expected that production levels will increase in the next year.

     Net income for the year ended December 31, 1994 amounted to $4,076,000, which was $1,300,000 higher than 1993, and represented a 47% increase in net earnings. Due to the increase in the weighted average number of shares outstanding, as a result of the stock issued in connection with the acquisition of the Frances Denney Line and the Scientific Research Products acquisition, the per share earnings increase was less, increasing only 20%, from $.84 per share in 1993 to $1.00 per share in 1994.

     LIQUIDITY AND CAPITAL RESOURCES: Working capital was approximately $15,763,000 at December 31, 1995, an increase of almost $1,950,000 over 1994. Although cash and cash equivalents increased over $1,400,000 to $7,700,000 from 1994, under the terms of the Colgate-Palmolive agreement that closed on December 31, 1995, the cash down payment of the purchase price of $2,000,000 was paid on January 2, 1996. Capital improvements and renovations discussed above in connection with the Old 97 talc facility are not expected to require any material expenditures and management believes that all associated costs will be under $75,000. There are no material capital commitments for the upcoming year.

     The Company does not anticipate any collection problem on accounts receivable and current acquisition negotiations will not affect the carrying value of the receivable from Trevor Sorbie of America. The conversion of the subordinated debenture of $500,000 at an interest rate of 14%, coupled with the extended receivable terms granted should have the effect of reducing the anticipated interest income in 1996, which was over $400,000 in 1995. As noted previously, the Colgate-Palmolive brand acquisition closed on December 31, 1995 and the $2,000,000 cash down payment was wired on January 2, 1996. In addition, the transaction also increased intangible assets by $10,175,000, inventory by approximately $600,000 and property, plant, and equipment by $200,000.

     The Company has not experienced any adverse impact from the effects of inflation in the past and does not anticipate any problems in 1996. Management maintains the flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Registrant's products, as well as the components used, are petroleum-based products, and in the past, prices can be subject to various political or economic pressures. The Company does not foresee any increase in its raw material or component costs but believes it has the flexibility of multiple vendors and the ability to increase prices to offset any price changes.

     In 1994, the Registrant purchased new office, warehouse and distribution facilities in Tampa, FL. for approximately $650,000 and added improvements to both facilities amounting to almost $85,000.

     In addition to the cash expended for the new building, the Registrant also invested $500,000 in the Sorbie secured, subordinated debenture and repurchased 80,000 shares of stock for $884,000. After giving consideration to the above, the cash and cash equivalent position still increased by about $2,300,000, due in part to continued profitable operations, diligent credit policies, and effective inventory management. Total assets increased from $19,600,000 to over $29,074,000 primarily due to the acquisition of Scientific Research Products.

     Accounts receivable from three major customers at December 31, 1994 were current and within credit terms granted by the Registrant. Again, due to the acquisition of Scientific Research and the manufacturing agreement with Sorbie, both accounts receivable and inventory levels have increased significantly when compared to prior years.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and supplementary data contained elsewhere in this Annual Report.

Item 9.  Changes in and Disagreements with Accountants and Financial
         Disclosure

     On October 12, 1995, the Registrant's independent accountants, Kaufman Rossin & Co., CPAs, resigned as certifying auditors. On November 29, 1995 the Company retained the firm of Deloitte & Touche LLP for the purpose of performing the audit for the year ended December 31, 1995. None of the reportable events as described in Item 304 (a)(1)(ii) occurred with respect to the Company within the last two fiscal years reported on by Kaufman Rossin & Co. or in the subsequent interim periods. In addition, the Company did not consult Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.

                               PART III

     The information required by Part III Items 10-13 of Form 10-K will be incorporated by reference from the Registrant's Proxy Statement for its 1996 annual meeting of stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

  (a)     Exhibits

        10.1 Acquisition Agreement dated December 31, 1995, between Colgate-Palmolive Company and The Stephan Co., with exhibits, including the Transition Agreement, included with the Form 8-K filed January 16, 1996 and as amended on January 22, 1996, is incorporated herein by reference.
        10.2 Acquisition Agreement dated December 31, 1995, between The Mennen Company and The Stephan Co., with exhibits, included with the Form 8-K filed January 16, 1996 and as amended on January 22, 1996, is incorporated herein by reference.
        10.3 Letter agreement dated December 31, 1995, between Colgate-Palmolive Company, The Mennen Company and The Stephan Co., included with the Form 8-K filed January 16, 1996 and as amended on January 22, 1996, is incorporated herein by reference.

  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

               Independent Auditors Report for the year ended December 31,
               1995.

               Independent Auditors Report for the years ended December 31, 1994 and 1993.

               Consolidated Balance Sheets as of December 31, 1995 and
               1994.

               Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993.

               Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (c)     Reports on Form 8-K

          (i) Form 8-K, filed October 17, 1995 in connection with the change of independent accountants.
          (ii) Form 8-K, filed November 30, 1995, in connection with the change of independent accountants.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.


We have audited the accompanying consolidated balance sheet of The Stephan Co. and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Stephan Co. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP


Certified Public Accountants

Miami, Florida
March 29, 1996

                       KAUFMAN ROSSIN & CO
                  Certified Public Accountants
                    2699 South Bayshore Drive
                    Miami, Florida 33133-5486





                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
The Stephan Co.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of The Stephan Co. and Subsidiaries as of December 31, 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Stephan Co. and Subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.









                                          KAUFMAN, ROSSIN & CO.


Miami, Florida
March 30, 1995

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1995 AND 1994



                              ASSETS


                                           1995              1994
                                      ____________      ____________
CURRENT ASSETS

 Cash and cash equivalents            $  7,711,239      $  6,292,537

 Marketable securities                        -              417,237

 Receivables, less allowance
  for doubtful accounts of $46,401
  and $41,819 in 1995 and 1994,
  respectively                           5,414,530         4,310,853

 Inventories, net                        7,059,536         5,651,346

 Note receivable                              -              500,000

 Prepaid expenses
  and other current assets                 252,205           169,743
                                      ____________      ____________
   TOTAL CURRENT ASSETS                 20,437,510        17,341,716


PROPERTY, PLANT AND EQUIPMENT, net       2,097,757         1,878,040

INTANGIBLE ASSETS, net                  18,948,428         9,748,425

NOTE RECEIVABLE                            500,000              -

OTHER ASSETS                               478,848           106,119
                                      ____________      ____________
   TOTAL ASSETS                        $42,462,543      $ 29,074,300
                                      ============      ============












           See notes to consolidated financial statements

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1995 AND 1994

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                          1995            1994
                                       ___________    ___________

CURRENT LIABILITIES

 Initial payment - Colgate-Palmolive   $ 2,000,000   $       -

 Accounts payable and
  accrued expenses                       1,661,654      2,512,850

 Note payable to bank                      400,000        400,000

 Current portion of
  long-term debt                           612,757        143,828

 Income taxes payable                         -           468,334
                                       ___________    ___________
TOTAL CURRENT LIABILITIES                4,674,411      3,525,012

DEFERRED INCOME TAXES                      120,121         85,000

LONG-TERM DEBT                           9,112,129        810,987
                                       ___________    ___________
   TOTAL LIABILITIES                    13,906,661      4,420,999
                                       ___________    ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,122,484 and 4,183,248 shares
   issued and outstanding at
   December 31, 1995 and 1994,
   respectively                             41,225         41,832

  Additional paid in capital            12,583,995     13,715,319

  Retained earnings                     15,930,662     11,780,150
                                       ___________   ____________
                                        28,555,882     25,537,301
  LESS TREASURY STOCK (80,000 Shares)         -          (884,000)
                                       ___________   ____________
  TOTAL STOCKHOLDERS' EQUITY            28,555,882     24,653,301
                                       ___________   ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $42,462,543    $29,074,300

                                       ===========    ===========

              See notes to consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                1995             1994             1993
                            ____________     ____________     ____________


NET SALES                   $ 26,196,516     $ 24,340,903     $ 16,718,568

COST OF GOODS SOLD            12,652,546       10,707,863        8,996,713
                            ____________     ____________      ___________
GROSS PROFIT                  13,543,970       13,633,040        7,721,855

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES      7,432,929        7,555,969        3,388,328
                            ____________     ____________      ___________

OPERATING INCOME               6,111,041        6,077,071        4,333,527

OTHER INCOME(EXPENSE)
 Interest income                 404,631          216,951          102,771
 Interest expense                (92,416)         (98,189)         (96,601)
 Other                             2,540            3,748           10,781
                            ____________      ___________      ____________

INCOME BEFORE TAXES            6,425,796        6,199,581         4,350,478

INCOME TAXES                   2,110,385        2,123,245         1,574,619
                            ____________      ___________      ____________
NET INCOME                  $  4,315,411      $ 4,076,336      $  2,775,859
                            ============      ===========      ============

NET INCOME PER COMMON SHARE $       1.05      $      1.00      $        .84
                            ============      ===========      ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          4,127,765        4,067,819         3,314,274
                            ============      ===========      ============















            See notes to consolidated financial statements

                        THE STEPHAN CO. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                        Common Stock
                  _______________________   Additional
                                             Paid in    Retained   Treasury
                  Shares       Par Value    Capital    Earnings     Stock
                 _________     _________   __________  __________  __________

Balances,
 Jan 1, 1993    $ 3,154,859  $   31,548   $ 1,798,301 $ 4,927,955 $     -

Shares issued
 for acquisitions   423,007       4,230     6,348,655        -          -

Stock options
 exercised           96,756         968        63,443        -          -

Net income
 for 1993              -            -             -      2,775,859      -

                  _________    _________   __________   __________  __________
Balances,
 Dec 31, 1993     3,674,622       36,746    8,210,399    7,703,814       -

Shares issued
 for acquisitions   500,000        5,000    5,495,000         -          -

Stock options
 exercised            8,626           86        9,920         -          -

Purchase of
 treasury stock        -            -            -            -       (884,000)

Net income
 for 1994              -            -            -       4,076,336         -

                 __________    _________   __________   __________  ___________
Balances,
 Dec 31, 1994     4,183,248       41,832   13,715,319   11,780,150     (884,000)

Treasury
 shares retired     (80,000)        (800)    (883,200)        -         884,000

Retirement of
 shares received
 in settlement
 with former
 stockholder        (16,105)        (161)    (309,860)        -            -

Stock options
 exercised           35,341          354       61,736         -            -

Dividends paid         -            -            -        (164,899)        -

Net income
 for 1995              -            -            -       4,315,411         -
                 __________    _________   __________   __________   __________

Balances,
 Dec 31, 1995   $ 4,122,484   $   41,225  $12,583,995  $15,930,662  $     -
                 ==========    =========   ==========   ==========   ==========



                     See notes to consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
               _____________________________________________

                                          1995        1994          1993
                                       __________  ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $ 4,315,411  $ 4,076,336  $ 2,775,859
                                      ___________  ___________  ___________

Adjustments to reconcile net
 income to cash flows provided
 by operating activities:

   Depreciation                          166,046      100,221       85,654

   Amortization                          476,815      386,651       54,676

   Write-off of Goodwill                 127,991         -            -

   Deferred income taxes                  35,121       67,000       18,000

   Provision for doubtful accounts        78,951       47,011       51,880

Changes in operating assets
 and liabilities, net of effects
 of acquisitions:

   Accounts receivable                (1,182,627)     806,015   (2,081,783)

   Inventories                          (809,948)    (483,653)     (75,456)

   Prepaid expenses
    and other current assets             (82,462)     (27,163)      20,391

   Other assets                         (372,729)        -            -

   Accounts payable
    and accrued expenses                (851,196)  (1,269,959)     619,168

   Income taxes payable                 (468,334)      36,775      444,179
                                      __________   __________   __________

    Total adjustments                 (2,882,372)    (337,102)    (863,291)
                                      __________   __________   __________
Net cash flows provided
 by operating activities               1,433,039    3,739,234    1,912,568
                                      __________   __________   __________





            See notes to consolidated financial statements

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
               _____________________________________________

                                         1995         1994         1993
                                      __________   __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash paid for assets acquired in
   bulk asset purchase                      -            -      (1,028,503)

  Return of escrow funds                    -         428,124

  Purchase of debenture                              (500,000)

  Purchase of intangible assets             -            -        (357,116)

  Purchase of property, plant
   and equipment                        (185,763)    (836,853)     (71,908)

  Purchase of marketable securities         -        (108,427)    (358,000)

  Maturities of marketable securities    417,237      254,750      197,357

  Net changes in other assets               -         (92,646)        -
                                      __________   __________   __________
Net cash flows provided by/(used in)
 investing activities                    231,474     (855,052)  (1,618,170)
                                      __________   __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt           (143,002)    (241,411)    (116,320)

 Proceeds from note payable to bank                   400,000

 Proceeds from issuance of stock            -         119,289         -

 Acquisition of treasury stock              -        (884,000)

 Dividends paid                         (164,899)        -            -

 Proceeds from exercise of
  stock options                           62,090       10,006       64,411
                                      __________   __________   __________
Net cash flows used in
 financing activities                   (245,811)    (596,116)     (51,909)
                                      __________   __________   __________
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                     1,418,702    2,288,066      242,489

CASH, BEGINNING OF PERIOD              6,292,537    4,004,471    3,761,982
                                      __________   __________   __________
CASH, END OF PERIOD                 $  7,711,239  $ 6,292,537  $ 4,004,471
                                      ==========   ==========   ==========

           See notes to consolidated financial statements

                 THE STEPHAN CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


Supplemental Disclosures of Cash Flow Information:


                                       1995        1994         1993
                                   __________     _________    __________

  Interest paid                   $    96,452   $    94,489   $    96,699
                                   ==========     =========    ==========
  Income taxes paid               $ 2,488,598   $ 2,011,952   $ 1,112,440
                                   ==========     =========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of the Colgate-Palmolive Brands on December 31, 1995, the Company acquired inventory($600,000), molds and tooling equipment($200,000) and intangible assets ($10,200,000) for cash, notes, and contingent consideration to be paid over an 8 year period.

In connection with the acquisition of Scientific Research Products, Inc., in 1994, the Company acquired inventory, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate net value of $5,500,000.

In connection with the acquisition of the Frances Denney cosmetic line in 1993, the Company acquired inventory and intangible assets aggregating approximately $6,674,000 by issuance of restricted common stock plus the assumption of certain liabilities.

In connection with the acquisition of salon contracts and the start-up of Heads or Nails, Inc., in 1993, the Company acquired intangible assets of approximately $243,000 by issuance of restricted common stock. In connection with the settlement of a lawsuit with the former owners in 1995, 16,105 shares issued in the acquisition were returned and retired.

















             See notes to consolidated financial statements

                   THE STEPHAN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co. and its' wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co. (formerly Heads or Nails, Inc.) and Scientific Research Products, Inc. of Delaware (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

           NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of personal care grooming products throughout the United States. The Company's business activity constitutes a single reportable segment for purposes of Statement of Financial Accounting Standards No 14. Approximately $9,000,000 (34%) of the Company's revenue is derived from the manufacturing of products marketed under the brand names of customers.

           USE OF ESTIMATES:     The preparation of consolidated financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           MAJOR CUSTOMERS: Sales to unaffiliated customers in excess of 10% of net sales for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                 1995             1994             1993
                             __________        __________       __________

   Customer A               $ 3,572,000       $ 1,012,000      $      -
   Customer B                 4,365,000         5,256,000        2,913,000
   Customer C                 3,128,000         3,786,000          989,000
   Customer D                      -            1,300,000        7,594,000
                             __________        __________       __________
                            $11,065,000       $11,354,000      $11,496,000
                             ==========        ==========       ==========

           The loss of any of the customers mentioned above could have a material adverse effect on the Registrant and its subsidiaries taken as a whole. During the year, no sales were made to any other customers or to the Registrant's knowledge a group of customers under common control, or customers that are affiliates of each other, by the Registrant and its subsidiaries, which sales represented 10% or more of the Registrant's consolidated revenues.

           At December 31, 1995 and 1994 amounts included in accounts receivable in excess of 10% of net accounts receivable were as follows:

                                         1995         1994
                                      __________   __________

         Customer A                  $ 1,661,862  $   741,985
         Customer B                    1,401,039    1,197,722
         Customer C                       92,485      642,996
                                      __________   __________
                                     $ 3,155,386  $ 2,582,703
                                      ==========   ==========


           NEW ACCOUNTING PRONOUNCEMENTS: The Company will adopt the following Statements of Financial Accounting Standards (SFAS) in the year ending December 31, 1996:

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. SFAS No. 121, which is effective for financial statements for fiscal years beginning after December 15, 1995, is not expected to have a significant effect on the Company's financial position or results of operations.

     SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method in accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25) for the measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required proforma disclosures in its financial statements for the year ending December 31, 1996 as allowed by SFAS No. 123.

                                F-11
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

           FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature;

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of short-term and long-term debt.

     There were no significant differences as of December 31, 1995 and December 31, 1994 in the carrying value and fair market value of financial instruments.

           CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of one month or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 1995 and 1994 were approximately $5,342,000 and $4,867,000, respectively.

           MARKETABLE SECURITIES:    Effective January 1, 1994, the Company
adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies its investments in debt securities as held to maturity and carries them at amortized cost.

     Investments as shown in the consolidated balance sheets are as follows:
                                                     Gross
                                                   Unrealized       Fair
                                         Cost        Losses        Value
                                     ____________  ___________  ___________

Securities held to maturity as of
 December 31, 1994:

 Commonwealth bonds                   $   417,237  $   (15,304) $   401,933


                                 F-12


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

     The maturities of investment securities at December 31, 1994 are as follows:
                                                                   Fair
                                          Cost                     Value
                                      ___________               ___________

Due in one year or less               $   417,237               $   401,933
                                      ===========               ===========

     Interest income on investments was approximately $26,000 and $17,000 in 1994 and 1993, respectively.

           INVENTORIES:    Inventories are stated at the lower of cost
(determined on the first-in, first-out basis) or market. Capitalized overhead costs charged to inventory for the year ended December 31, 1995 and 1994 were approximately $2,835,000 and $1,775,000, respectively. Capitalized overhead costs included in inventory as of December 31, 1995 and 1994 were approximately $1,649,000 and $351,000, respectively.

           PROPERTY AND EQUIPMENT:    Property and equipment are recorded
at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the assets as follows:

           Buildings and improvements                   15-30 years
           Machinery and equipment                      5-7 years
           Furniture, fixtures and office equipment     3-5 years

           INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

                 Goodwill                           20-40 years
                 Covenant not to compete            7 years
                 Trademarks                         20-40 years

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the amortization of Goodwill, the Company has deemed there to be no impairment of Goodwill.

           NET INCOME PER SHARE: Net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. Fully diluted earnings per share is not presented as it is not materially different.

           RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1995 presentation.






                                 F-13


NOTE 2.     SIGNIFICANT TRANSACTIONS

     On December 31, 1995, the Company entered into asset purchase agreements with Colgate-Palmolive Company and its subsidiary, The Mennen Company, to acquire certain consumer product brands, as well as a licensing agreement for the domestic distribution of the Cashmere Bouquet Talc product line. The combined purchase price for the brands and licensing agreement was a minimum of $12,000,000, comprised of a $2,000,000 cash down payment; 5 year, 8% notes in an aggregate amount of $6,000,000; and an 8% royalty payment based upon net sales of the brands' products for a period of 8 years, with a minimum royalty payment of $4,000,000. Approximately $600,000 of the purchase price was allocated to inventory, $200,000 was allocated to molds and other tooling equipment acquired and the balance of approximately $10,200,000 (after giving consideration to the net present value of the royalty stream) was allocated to trademarks and licenses which are being amortized over 30 years. Concurrent with the acquisition of the brands and the licensing agreement, the parties signed a six-month transition agreement to facilitate the orderly transition of sales, production and distribution functions.

     On April 15, 1994, the Company acquired all of the outstanding stock of Scientific Research Products, Inc. of Delaware, a former major private label customer of the Company, for 500,000 shares of common stock(a valuation of $5,500,000). The transaction was recorded using the purchase method. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of identifiable net assets acquired was approximately $4,246,000 and is being amortized over 30 years on a straight-line basis.

     Unaudited pro-forma results of continuing operations, assuming the acquisition of Scientific Research Products, Inc. of Delaware occurred as of the beginning of 1993, after giving effect to certain adjustments such as the elimination of intercompany sales and amortization of goodwill resulting from the acquisition can be summarized as follows (in thousands, except per share data):
                                         1994         1993
                                     __________    __________

Net sales                           $    26,405   $    21,828
                                     ==========    ==========
Income before taxes                 $     6,445   $     3,821
                                     ==========    ==========
Net income                          $     4,403   $     2,521
                                     ==========    ==========
Earnings per share                  $      1.04   $       .66
                                     ==========    ==========

     In July, 1994, the Company purchased a $500,000 secured subordinated convertible debenture, provided a $300,000 working capital loan, and entered into a long-term manufacturing and warehousing agreement with Trevor Sorbie of America, Inc. (TSA). The $500,000 debenture is due February 29, 1996 and bears interest at a rate of 14%. It is secured by the accounts receivable and inventory of TSA and is subordinated to a $200,000 line of credit with a bank. On January 30, 1996, the Company signed a letter of intent to acquire TSA for an acquisition price of approximately $2,000,000 in cash and stock. The acquisition is subject to

                                 F-14
NOTE 2.     SIGNIFICANT TRANSACTIONS(Continued)

the satisfactory completion of due diligence, third party consents and other considerations. As a result of the pending acquisition, the secured subordinated convertible debenture has been reclassified as long term on the accompanying consolidated balance sheet as of December 31, 1995.

     In May, 1994, the Company filed suit against the former stockholder of Penny's Heads or Nails, Inc. The suit alleged certain breaches of representations and warranties in connection with the purchase of the company's common stock in August, 1993, for $ 357,116 cash and 23,007 restricted shares of Stephan's common stock. In August, 1995, the litigation was terminated by a settlement between the parties, resulting in a return of 16,105 shares. Also, as a result of the settlement, goodwill and additional paid in capital have been reduced by approximately $300,000.

NOTE 3.  RECEIVABLES

     Receivables at December 31, 1995 and 1994 consisted of the following:

                                        1995             1994
                                     ___________     ___________
Receivables:
      Trade                         $  4,863,120    $  4,298,267
      Other                              597,811          54,405
                                     ___________     ___________
                                       5,460,931       4,352,672
Less: Allowance for
 doubtful accounts                       (46,401)        (41,819)
                                     ___________     ___________
                                    $  5,414,530    $  4,310,853
                                     ===========     ===========

The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                   1995           1994          1993
                                __________     __________    __________
Balance, beginning of year     $    41,819    $    36,331   $    23,280
Provision for doubtful
 accounts                           78,951         47,011        51,880
Uncollectible accounts
 written off                       (74,369)       (41,523)      (38,829)
                                __________     __________    __________
Balance, end of year           $    46,401    $    41,819   $    36,331
                                ==========     ==========    ==========
NOTE 4.   INVENTORIES

     Inventories at December 31, 1995 and 1994 consisted of the following:

                                     1995              1994
                                 ____________       ____________
  Raw materials                 $   1,078,275      $     539,842
  Packaging and components          2,000,850          2,017,061
  Work in progress                    596,391            446,311
  Finished goods                    3,384,020          2,648,132
                                 ____________       ____________
                                $   7,059,536      $   5,651,346
                                 ============       ============

                                F-15
NOTE 5.    PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1995 and 1994 consisted of the following:
                                     1995              1994
                                 ____________       ____________

Land                           $      379,627     $      379,627
Buildings                           1,514,599          1,426,066
Machinery and equipment               754,511            510,645
Office and other equipment            284,864            231,500
                                 ____________        ___________
                                    2,933,601          2,547,838
Less: accumulated depreciation       (835,844)          (669,798)
                                 ____________        ___________

                               $    2,097,757     $    1,878,040
                                 ============        ===========

NOTE 6.     INTANGIBLE ASSETS

     Intangible assets at December 31, 1995 and 1994 consisted of the following:
                                   1995                  1994
                               ____________          ____________
Goodwill-Williamsport
 Barber Supply               $      501,000        $      501,000
Covenant not to compete-
 Williamsport Barber Supply         275,000               275,000
Goodwill-Stephan & Co.              278,054               600,000
Goodwill-Scientific
  Research Products, Inc.         2,311,810             4,245,720
Trademarks-Scientific Research    1,758,343                  -
Trademarks-Frances Denney         4,541,802             4,541,802
Trademarks-Colgate/Mennen        10,174,832                  -
Other                               112,679                90,941
                                ___________           ___________
                                 19,953,520            10,254,463

Less: accumulated amortization   (1,005,092)             (506,038)
                               ____________           ___________
                             $   18,948,428         $   9,748,425
                               ============           ===========

NOTE 7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses at December 31, 1995 and 1994 consisted of the following:

                                     1995                1994
                                 ____________        ____________

Trade accounts payable         $      859,304      $      775,061
Accrued marketing expenses            195,681             305,000
Accrued payroll and bonuses           433,717             798,888
Other accrued expenses                172,952             633,901
                                 ____________        ____________
                               $    1,661,654      $    2,512,850
                                 ============        ============
                                 F-16
NOTE 8.    LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1994 consisted of the following:
                                             1995             1994
                                         ____________     ____________
10% mortgage payable to former owner
 of land and building; principal and
 interest due in monthly installments
 of $4,824, through December, 1997;
 collateralized by a first mortgage on
 land and building with a carrying
 value of approximately $773,000.      $      104,496    $      149,458

Variable rate (8.86% at December 31,
 1995) mortgage payable to bank,
 principal and interest due in
 monthly installments of $5,436,
 through December, 2008;
 collateralized by a second mortgage
 on land and building.                        484,867           505,413

7.7% note payable to former owner of
 Williamsport Barber Supply; principal
 and interest due in monthly install-
 ments of $5,403, through January,
 1999; collateralized by operating
 assets of Williamsport Barber and
 Beauty Supply with a carrying value
 of approximately $1,000,000.                 177,448           226,549

Non-interest bearing note payable to the
 seller of the Massimo Faust product line;
 payable in annual installments of $15,000,
 through December 1997; unsecured.             45,000            60,000

4% note payable to former owner of Old 97;
 principal and interest due in monthly
 installments of $3,349, through April,
 1995; collateralized by property and
 equipment with a carrying value of
 approximately $900,000.                         -               13,395

8% notes payable to The Colgate/Mennen
 Co.; due January 2, 2001 interest
 payable semi-annually.                     6,000,000              -

Guaranteed minimum payments of $250,000
 due semi-annually to The Colgate/Mennen
 Co. over an 8 year period discounted
 at 8%.                                     2,913,075              -
                                         ____________     _____________
                                            9,724,886           954,815
Less: current portion                        (612,757)         (143,828)
                                         ____________      ____________
Long-term debt                         $    9,112,129    $      810,987
                                         ============      ============

At December 31, 1995, approximate maturities of long-term debt are $613,000 for 1996, $590,000 for 1997, $509,000 for 1998, $411,000 for 1999, 380,000
for 2000, and $7,222,000 thereafter.

NOTE 9.    INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31:
                         1995               1994             1993
                      ___________       ___________      ___________
Current Tax:
 Federal              $ 1,843,532       $ 1,776,481      $ 1,306,619
 State                    231,732           279,764          268,000
                      ___________       ___________      ___________

  Total Current         2,075,264         2,056,245        1,574,619
                      ___________       ___________      ___________
Deferred Tax:
 Federal                   23,487            67,000
 State                     11,634              -                -
                      ___________       ___________      ___________

  Total Deferred           35,121            67,000             -
                      ___________       ___________      ___________
Total provision
 for income taxes     $ 2,110,385       $ 2,123,245      $ 1,574,619
                      ===========       ===========      ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The net deferred tax asset in the accompanying balance sheets includes deferred tax assets and liabilities attributable to the following items:

                          1995              1994
                      ___________       ___________
Accounts receivable
 allowances           $   (17,307)      $      -
Goodwill                  137,428            85,000
                      ___________       ___________
Net deferred tax
 liability            $   120,121       $    85,000
                      ===========       ===========

The provision for federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:
                                            1995         1994        1993
                                          ________     ________    ________
Amount computed on pretax income            35.0%        35.0%        34.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                        2.5          3.6          3.6
 Charitable contributions of inventory      (2.9)          -            -
 Benefit of graduated rates                 (1.0)        (1.0)          -
 Other                                      (0.8)        (3.4)        (1.4)
                                          ________     ________    ________
 Total income tax                           32.8%        34.2%        36.2%
                                          ========     ========    ========

     The Company had available a net operating loss carryforward approximating $600,000 at December 31, 1995, arising from the acquisition of Scientific Research Products, Inc. of Delaware.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the normal course of business. It is the opinion of management that any such matters at December 31, 1995 would not have a material adverse effect on the Company's financial position or operations.

     The 10% mortgage payable ($104,496 at December 31, 1995) has an acceleration clause calling for payment of the note six months after Mr. Frank Ferola ceases to be a stockholder and/or a director.

     Scientific Research Products is committed to a lease of office, warehouse and distribution facilities through October 1997 for an annual rental of $180,000. After giving consideration to sublease income from Trevor Sorbie of America, Inc., the net rental commitment is not material.

     In accordance with the terms of the asset purchase agreements with Colgate-Palmolive Company and its subsidiary, the Mennen Company, the Company is obligated to pay an 8% royalty based upon net sales of the brands' products, with a minimum royalty payment of $4,000,000 over an eight year period. The net present value of the minimum payment is reflected in the consolidated financial statements as long-term debt.

NOTE 11.    CAPITAL STOCK AND STOCK OPTIONS

     At the annual stockholder's meeting in July, 1994 the number of common shares authorized was increased to 25,000,000.

     1,000,000 shares of preferred stock, $0.01 par value are authorized, however, no shares have been issued.

     In 1989 and 1990, the Company established stock option plans for officers and directors, outside directors and key employees. Pursuant to a plan adopted in June, 1990, and as adjusted for stock splits, 202,500 shares are reserved for grants under the Outside Directors Plan. In June, 1990, the Board also approved, as adjusted for stock splits, 470,000 shares to be available under the Key Employee Option Plan. In addition, at December 31, 1995 specific individual options for 7,500 shares, at prices ranging from $14.33 to $15.67 per share, were outstanding. Stock options are granted at the discretion of the Board of Directors. The options become exercisable one year from the grant date and must be exercised within five years of the grant date. At December 31, 1995, options for 64,548 shares were outstanding below the fair market value of the stock. Stock option activity for 1995, 1994, and 1993 is set forth below:

                                        Key Employee           Outside
                                         Option Plan        Directors Plan
__________________________________________________________________________

Outstanding at December 31, 1992.....       98,002                9,750
Granted..............................         -                   3,000
3 for 2 Stock Split..................       48,998                4,875
Exercised............................      (12,850)                -
                                        ____________          ____________

Outstanding at December 31, 1993.....      134,150               17,625
Granted..............................       80,000               10,124
Exercised............................       (8,626)                -
                                        ____________          ____________

Outstanding at December 31, 1994.....      205,524               27,749
Granted..............................         -                  10,124
Canceled.............................       (1,758)                -
Exercised............................      (31,966)              (3,375)
                                        ____________          ____________

Outstanding at December 31, 1995.....      171,800               34,498
                                        ============          ============

Exercisable at December 31, 1995.....      171,800               21,874
                                        ============          ============
Option prices per share:

 Exercised during 1993                       $1.16                n/a

 Exercised during 1994                       $1.16                n/a

 Exercised during 1995                       $1.16               $7.41

Outstanding at year-end 1995           $14.33 TO $17.25     $7.41 to $18.50

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 12, 1996


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   April 12, 1996




     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 12, 1996                   Date: April 12, 1996


By: /s/ John DePinto                 By:   /s/ Stephen Letizia
   ______________________________         ____________________________
   John DePinto, Director                 Stephen Letizia
   Date: April 12, 1996                   Vice President and Director
                                          Date: April 12, 1996

By: /s/ W. Gregg Baldwin
   ______________________________
   W. Gregg Baldwin, Director
   Date: April 12, 1996








                                 17