Form 10-Q
period 1996-03-31
STEPHAN CO
filed 1996-05-15
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended March 31, 1996 Commission File No. 1-4436

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




           Common Shares outstanding as of March 31, 1996

                              4,122,484



                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               MARCH 31, 1996



                                    INDEX

                                                               PAGE NO.

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                   3-4

           Consolidated Statements of Operations
           Three months ended March 31, 1996 and 1995              5

           Consolidated Statements of Cash Flows
           Three months ended March 31, 1996 and 1995             6-7

           Notes to Consolidated Financial Statements             8-10

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                     11-12


PART II.   OTHER INFORMATION

           ITEM 6.    Exhibits and Reports on Form 8-K            13

SIGNATURES                                                        14

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                   ASSETS


                                        March 31,            December 31,
                                          1996                   1995
                                       ___________           ____________

CURRENT ASSETS

 Cash and cash equivalents          $    5,761,880         $    7,711,239
 Accounts receivable, net                6,423,272              5,414,530
 Inventories, net                        7,059,473              7,059,536
 Prepaid expenses and other
  current assets                           268,055                252,205
                                       ___________           ____________

   TOTAL CURRENT ASSETS                 19,512,680             20,437,510

PROPERTY, PLANT AND EQUIPMENT, net       2,080,421              2,097,757

INTANGIBLE ASSETS, net                  18,772,550             18,948,428

NOTE RECEIVABLE                            500,000                500,000

OTHER ASSETS                               668,193                478,848
                                       ___________            ___________

   TOTAL ASSETS                     $   41,533,844         $   42,462,543
                                       ===========            ===========



















              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,            December 31,
                                          1996                   1995
                                       ___________           ____________

CURRENT LIABILITIES

 Initial payment-Colgate/Palmolive  $         -            $    2,000,000
 Current portion of
  long-term debt                           629,067                612,757
 Accounts payable and
  accrued expenses                       1,386,223              1,661,654
 Note payable to bank                      400,000                400,000
 Income taxes payable                      102,062                   -
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             2,517,352              4,674,411

DEFERRED INCOME TAXES                      148,246                120,121

LONG-TERM DEBT                           9,092,876              9,112,129
                                      ____________           ____________

   TOTAL LIABILITIES                    11,758,474             13,906,661
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              41,225                 41,225
  Additional paid in capital            12,583,995             12,583,995
  Retained earnings                     17,150,150             15,930,662
                                      ____________           ____________

    TOTAL STOCKHOLDERS' EQUITY          29,775,370             28,555,882
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $   41,533,844         $   42,462,543
                                      ============           ============









              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended March 31,
                                             ===========================

                                                 1996            1995
                                              __________      __________

NET SALES                                   $  6,739,738    $  6,873,031

COST OF GOODS SOLD                             2,991,187       3,203,902
                                              __________      __________

GROSS PROFIT                                   3,748,551       3,669,129

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      1,864,115       2,076,610
                                              __________      __________

OPERATING INCOME                               1,884,436       1,592,519

OTHER INCOME(EXPENSE)
  Interest income                                 98,066          73,619
  Interest expense                               (30,658)        (20,981)
                                              __________      __________
INCOME BEFORE TAXES                            1,951,844       1,645,157

INCOME TAXES                                     732,356         576,861
                                              __________     ___________
NET INCOME                                  $  1,219,488    $  1,068,296
                                              ==========      ==========

NET INCOME PER COMMON SHARE                 $        .30    $        .26
                                              ==========      ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,130,542       4,148,256
                                              ==========      ==========














               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                        March 31,
                                              ==========================

                                                1996             1995
                                              __________      __________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                 $  1,219,488    $  1,068,296
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                   43,447          37,775

   Amortization                                  205,881         121,192

   Deferred income taxes                          28,125            -

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                        (1,016,297)        332,780

   Inventory                                          63        (672,311)

   Prepaid expenses
    and other current assets                     (15,850)        (21,248)

   Accounts payable
    and accrued expenses                      (2,240,529)       (976,659)

   Income taxes payable                          102,062        (278,610)
                                             ___________     ___________

    Total adjustments                         (2,893,098)     (1,457,081)
                                             ___________     ___________
Net cash flows provided by
 operating activities                         (1,673,610)       (388,785)
                                             ___________     ___________






            See Notes to Consolidated Financial Statements

                               (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Three Months Ended
                                                        March 31,
                                              ==========================

                                                 1996            1995
                                              __________      __________


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of intangible assets                   (30,003)           -

 Purchase of property, plant
  and equipment                                  (26,111)        (73,891)

 Net changes in other assets                    (189,345)        (18,006)
                                              __________      __________

Net cash flows provided by/(used in)
 investing activities                           (245,459)        (91,897)
                                              __________      __________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                    (30,290)        (55,193)

 Proceeds from exercise of options                  -             34,350
                                              __________      __________
Net cash flows used in
 financing activities                            (30,290)        (20,843)
                                              __________      __________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                             (1,949,359)       (501,525)
                                              __________      __________

CASH, BEGINNING OF PERIOD                      7,711,239       6,292,537
                                              __________      __________

CASH, END OF PERIOD                         $  5,761,880    $  5,791,012
                                              ==========      ==========









             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co., and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan and Co. (formerly Heads or Nails, Inc.) and
Scientific Research Products of Delaware, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

           BUSINESS ACTIVITY:    The Stephan Co. is engaged in the
manufacture, sale, and distribution of personal care grooming products throughout the United States. The Company's business activity constitutes a single reportable segment for purposes of Statement of Financial Accounting Standards No 14.

           USE OF ESTIMATES:     The preparation of consolidated financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           FAIR VALUE OF FINANCIAL INSTRUMENTS:     Statement of Financial
Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgments is required in interpreting market date to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

     There were no significant differences in the carrying value and fair market value of financial instruments.

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED MARCH 31, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

           CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of one month or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of March 31, 1996 was approximately $5,066,000 and $5,342,000 at December 31, 1995.

           INVENTORIES:    Inventories stated at the lower of cost
(determined on the first-in, first-out basis) or market.

           Inventories were as follows:

                                        March 31,             December 31,
                                          1996                    1995
                                      ___________             ____________

Raw Materials                       $   1,086,545           $    1,078,275
Packaging and components                2,023,391                2,000,850
Work in progress                          602,023                  596,391
Finished goods                          3,347,514                3,384,020
                                      ___________             ____________

  Total Inventories                 $   7,059,473           $    7,059,536
                                      ===========             ============

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED MARCH 31, 1996 AND 1995


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

           NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,130,542 for the three months ended March 31, 1996 and 4,148,256 for the three months ended
March 31, 1995. Fully diluted earnings per share is not presented as it is not materially different.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1996 AND 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, the Company continued to show record net income and earnings per share, in spite of an anticipated decrease in sales of 2%. First quarter 1996 sales of $6,740,000 were $133,000 less than first quarter sales in 1995, but due to favorable gross profit margins and reduced selling, general and administrative expenses, net income increased 14% from $1,068,296 in the first quarter of 1995 to $1,219,488 for the three months ended March 31, 1996. Earnings per share increased $
 .04, or 15%, from $ .26 for the three months ended March 31, 1995 to $ .30 for the comparable period in 1996. The gross profit of the Company increased in the first quarter due to the mix of products sold; with the addition of the sales from the Colgate-Palmolive brands acquired on December 31, 1995, which somewhat offset the decline in private label production, gross profit increased almost $110,000 on lower first quarter sales. The gross profit margin increased to over 55% in the first quarter of 1996 as compared to a gross profit margin of approximately 53% in the first quarter of 1995.

Sales for the three months ended March 31, 1995 were $6,873,000, which represented an approximate 40% increase over the comparable three month period for 1994. Net income for the period increased 33% from $804,360 for the three months ended March 31, 1994 to $1,068,296 for the three month period ended March 31, 1995. Net income per share for the period ended March 31, 1995 was $ .26, compared to $ .22 for the previous year. The favorable results for the first quarter were due to the operations of Scientific Research Products Inc. and increased private label production in connection with the Trevor Sorbie line of professional hair care products.

As indicated in the Company's Form 10-K for the year ended December 31, 1995, Martin Himmel, Inc.("MHI"), a major customer of the Company, representing approximately 16% of consolidated net sales for the year ended December 31, 1995, sold the "Gold Bond" brand. At this time, management of the Company does not believe that it will be producing talc for the new owner of "Gold Bond". Management does not anticipate that this will have a material adverse effect on the Company as there were no sales to MHI in the first quarter of 1996. In addition, a certain portion of the accounts receivable from MHI are in dispute, but management of the Company feels that all amounts owed to the Company will be recoverable.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1996 AND 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).



LIQUIDITY & CAPITAL RESOURCES

As of March 31, 1996, the Company had $5,762,000 in cash and cash equivalents, which represented a decrease of approximately $1,950,000 since December 31, 1995. The decrease in cash was due to the payment of the $2,000,000 to the Colgate-Palmolive Company as down payment for the brands acquired on December 31,1995. Total current assets at March 31, 1996 was $19,513,000, which represented a decrease of approximately $925,000. Working capital was approximately $17,000,000, an increase of over $1,125,000 since December 31, 1995. Due to sales generated by the new brands acquired at the end of 1995, and to an increased level of private-label production in the latter part of the first quarter, accounts receivable increased approximately $1,000,000, from $5,415,000 at the beginning of the year to $6,423,000 at March 31, 1996.

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         MARCH 31, 1996 AND 1995



                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit 27 - Financial Data Schedule

 (b) On January 16, 1996, and as amended on January 22, 1996, the
Registrant filed a Form 8-K in connection with the acquisition of certain Colgate-Palmolive and Mennen brands.

 (c) On March 20, 1996, the Registrant filed a Form 8-K in connection with Trademark License and Supply Agreement entered into with Color Me
Beautiful, Inc.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.






   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
May 14, 1996




  /s/ David A. Spiegel
___________________________
Principal Financial Officer
May 14, 1996