Form 10-Q
period 1996-06-30
STEPHAN CO
filed 1996-08-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended June 30, 1996 Commission File No. 1-4436

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




            Common Shares outstanding as of June 30, 1996

                              4,154,116



                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 1996



                                    INDEX

                                                               PAGE NO.

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995                    3-4

           Consolidated Statements of Operations
           Six months ended June 30, 1996 and 1995                 5

           Consolidated Statements of Operations
           Quarter ended June 30, 1996 and 1995                    6

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1996 and 1995                7-8

           Notes to Consolidated Financial Statements             9-11

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                     12-13


PART II.   OTHER INFORMATION

           ITEM 4.    Submission of Matters to a
                      Vote of Security Holders                    14

           ITEM 6.    Exhibits                                    14

SIGNATURES                                                        15

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                   ASSETS


                                              June 30,       December 31,
                                                1996             1995
                                            ___________      ____________

CURRENT ASSETS

 Cash and cash equivalents                  $ 7,918,106      $  7,711,239
 Accounts receivable, net                     3,910,954         5,414,530
 Inventories, net                             8,993,479         7,059,536
 Prepaid expenses and other
  current assets                                239,953           252,205
                                            ___________      ____________

   TOTAL CURRENT ASSETS                      21,062,492        20,437,510

PROPERTY, PLANT AND EQUIPMENT, net            2,136,782         2,097,757

INTANGIBLE ASSETS, net                       23,219,770        18,948,428

NOTE RECEIVABLE                                    -              500,000

OTHER ASSETS                                    439,583           478,848
                                            ___________       ___________

   TOTAL ASSETS                             $46,858,627       $42,462,543
                                            ===========       ===========



















              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             June 30,        December 31,
                                               1996              1995
                                           ____________      ____________

CURRENT LIABILITIES

 Initial payment-Colgate/Palmolive         $       -         $  2,000,000
 Current portion of
  long-term debt                              3,874,005           612,757
 Accounts payable and
  accrued expenses                            3,071,879         1,661,654
 Note payable to bank                           400,000           400,000
 Income taxes payable                           455,777              -
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  7,801,661         4,674,411

DEFERRED INCOME TAXES                           166,870           120,121

LONG-TERM DEBT                                7,793,916         9,112,129
                                           ____________      ____________

   TOTAL LIABILITIES                         15,762,447        13,906,661
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   41,541            41,225
  Additional paid in capital                 12,673,168        12,583,995
  Retained earnings                          18,396,071        15,930,662
                                           ____________      ____________

                                             31,110,780        28,555,882

    LESS:TREASURY STOCK(1,000 SHARES)           (14,600)             -
                                           ____________      ____________

    TOTAL STOCKHOLDERS' EQUITY               31,096,180        28,555,882
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 46,858,627      $ 42,462,543
                                           ============      ============




             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months Ended June 30,
                                             ===========================

                                                 1996            1995
                                             ___________     ___________

NET SALES                                    $13,207,742     $14,161,486

COST OF GOODS SOLD                             5,322,719       6,552,862
                                             ___________     ___________

GROSS PROFIT                                   7,885,023       7,608,624

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      4,005,550       4,289,008
                                             ___________     ___________

OPERATING INCOME                               3,879,473       3,319,616

OTHER INCOME(EXPENSE)
  Interest income                                194,043         157,037
  Interest expense                               (60,213)        (45,356)
  Other income                                    43,200              76
                                             ___________     ___________

INCOME BEFORE TAXES                            4,056,503       3,431,373

INCOME TAXES                                   1,504,695       1,172,117
                                             ___________     ___________

NET INCOME                                   $ 2,551,808     $ 2,259,256
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .62     $       .55
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,131,353       4,122,290
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Quarter Ended June 30,
                                             ===========================

                                                 1996            1995
                                             ___________     ___________

NET SALES                                    $ 6,468,004     $ 7,288,455

COST OF GOODS SOLD                             2,331,532       3,318,960
                                             ___________     ___________

GROSS PROFIT                                   4,136,472       3,969,495

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,141,435       2,242,398
                                             ___________     ___________

OPERATING INCOME                               1,995,037       1,727,097

OTHER INCOME(EXPENSE)
  Interest income                                 95,977          83,418
  Interest expense                               (29,555)        (24,375)
  Other income                                    43,200              76
                                             ___________     ___________

INCOME BEFORE TAXES                            2,104,659       1,786,216

INCOME TAXES                                     772,340         595,256
                                             ___________     ___________

NET INCOME                                   $ 1,332,319     $ 1,190,960
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .32     $       .29
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,131,634       4,130,009
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Six Months Ended June 30,
                                             ===========================

                                                1996             1995
                                             ___________     ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 2,551,808     $ 2,259,256
                                             ___________     ___________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                  108,668          77,148

   Amortization                                  420,184         241,134

   Deferred income taxes                          46,749          12,800

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                          (309,855)       (367,858)

   Inventory                                    (846,213)       (795,730)

   Prepaid expenses
    and other current assets                      24,732           5,312

   Accounts payable
    and accrued expenses                      (1,248,938)       (672,622)

   Income taxes payable                          455,777        (267,539)
                                            ____________    ____________

    Total adjustments                         (1,348,896)     (1,767,355)
                                            ____________    ____________
Net cash flows provided by
 operating activities                          1,202,912         491,901
                                            ____________    ____________







            See Notes to Consolidated Financial Statements

                               (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Six Months Ended
                                                       June 30,
                                             ===========================

                                                 1996            1995
                                             ___________     __________


CASH FLOWS FROM INVESTING ACTIVITIES:

 Changes in marketable securities                   -             13,236

 Purchase of intangible assets                      -               -

 Purchase of property, plant
  and equipment                                  (65,042)       (107,184)

 Net changes in other assets                    (117,817)        (31,046)
                                             ___________     ___________

Net cash flows provided by/(used in)
 investing activities                           (182,859)       (124,994)
                                             ___________     ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank loan                       6,000,000            -

 Repayments of long-term debt                 (6,633,687)        (87,657)

 Acquisition of treasury stock                   (14,600)           -

 Proceeds from exercise of options                  -             62,090

 Dividends paid                                 (164,899)           -
                                             ___________     ___________
Net cash flows used in
 financing activities                           (813,186)        (25,567)
                                             ___________     ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                206,867         341,340


CASH, BEGINNING OF PERIOD                      7,711,239       6,292,537
                                             ___________     ___________

CASH, END OF PERIOD                          $ 7,918,106     $ 6,633,877
                                             ===========     ===========

             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co., and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan and Co. (formerly Heads or Nails, Inc.) Scientific Research Products of Delaware, Inc and Sorbie Acquisition Co. and subsidiaries, acquired June 28, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED JUNE 30, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

           CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of one month or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of June 30, 1996 was approximately $6,306,000 and $5,342,000 at December 31, 1995.

           INVENTORIES:    Inventories are stated at the lower of cost
(determined on the first-in, first-out basis) or market.

           Inventories were as follows:

                                       June 30,               December 31,
                                         1996                     1995
                                      ___________             ____________

Raw Materials                         $ 1,050,581             $  1,078,275
Packaging and components                2,226,809                2,000,850
Work in progress                          600,244                  596,391
Finished goods                          5,115,845                3,384,020
                                      ___________             ____________

  Total Inventories                   $ 8,993,479             $  7,059,536
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

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED JUNE 30, 1996 AND 1995


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

           NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,131,353 for the six months ended June 30, 1996 and 4,122,290 for the six months ended
June 30, 1995. Fully diluted earnings per share is not presented as it is not materially different.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 1996 AND 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996 net income increased 12% from $1,191,000 for the quarter ended June 30, 1995 to $1,332,000 for the same period in 1996. Although there was an anticipated decrease in sales of 7% for the six months ended June 30, 1996 as compared with the same six month period in 1995, earnings per share was still strong and increased
$ .07, or 13% from $ .55 for the six month period ended June 30, 1995 to $ .62 for the same period in 1996. The Company continues to show favorable gross profits and net earnings through the first half of 1996. The Company's gross profit percentage increased nearly 6% from 54% for the six months ended June 30, 1995 to 60% in 1996. The gross profit margin increase was due to the change in the Company's product mix, largely attributable to the addition of the Colgate-Palmolive brands acquired on December 31, 1995.

Sales for the six months ended June 30, 1995 were $14,161,486, an increase of approximately 29% over the comparable period in 1994. Net income for the period was $2,260,000, an increase of approximately $470,000 over the six month period ended June 30, 1994. Net income per common share increased by 20%, or 9 cents per share, to $.55 for the six month period and to $.29 for the quarter ended June 30, 1995. For the quarter ended June 30, 1995, sales increased approximately $1,215,000 or 20% from the comparable period in 1994. Results of operations for the first six months of 1995 continue to be favorably impacted by private label production of the Trevor Sorbie line of professional hair care products and strong sales by both Scientific Research Products (SRP) and the Old 97 division.

As discussed more fully in the Company's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996, Martin Himmel Inc. ("MHI"), a major customer of the Company, sold the "Gold Bond" brand and the Company will no longer be producing talc for the new owners. In addition, all outstanding accounts receivable with MHI were settled with no adverse effect on the Company.

On June 28, 1996, and as more fully explained in the Form 8-K filed
July 15, 1996, he Company entered into a series of agreements to purchases Sorbie Acquisition Co. and subsidiaries ("TSA") for approximately $1,000,000 in cash and stock. TSA, a major customer of the Company, is a distributor of professional hair care products. TSA sales of approximately $285,000 were included in consolidated revenues for the quarter ended June 30, 1996.

While sales of products acquired from the Colgate-Palmolive Company were strong and as projected, they did not completely offset the loss of the MHI business. Additionally, the second quarter of 1995 reflected approximately $800,000 in sales to a national warehouse club that was not repeated in 1996. In spite of the overall decline in sales for the six month and quarterly periods, the Company was able to increase gross profit margins and control costs in an effort to maintain an increased level of profit.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1996 AND 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).



LIQUIDITY & CAPITAL RESOURCES

As of June 30, 1996, the Company had $7,918,000 in cash and cash equivalents, which represented an increase of approximately $ 207,000 since December 31, 1995. Total current assets at June 30, 1996 was $21,062,000, which was an increase of approximately $625,000. Working capital was over $13,250,000, a decrease of over $2,500,000 since December 31, 1995, primarily as a result of refinancing and acquisition activity.

On June 26, 1996, the Company refinanced the existing $6,000,000 notes payable to the Colgate/Mennen Companies by securing a 5 year term loan with NationsBank N.A.(South). As a result, the Company experienced significant interest savings for the first half of 1996, as well as reducing the interest rate on the debt from 8.00% to 7.85%. The new loan provides for monthly principal reductions of $100,000, plus interest, commencing in July, 1996. In addition to the above, the Company also secured a $2,000,000 line of credit with NationsBank N.A.(South) in anticipation of funds needed in connection with the acquisition of TSA and in accordance with the terms of the purchase, the $2,000,000 due July 19, 1996 was paid by utilizing $1,000,000 of cash and $1,000,000 from the above line of credit. As a result of the refinancing and TSA acquisition, current portion of long term debt increased $3,200,000.

Accounts receivable decreased significantly due to the elimination of intercompany receivables, as TSA was a major customer of the Company. Inventory levels, as well as accounts payable, also increased as a result of the acquisition.

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 1996 AND 1995



                         PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation's Annual Meeting of Stockholders was held on Friday, June 28, 1996. The following individuals were nominated and elected to be directors of the Corporation by a majority of the stockholders.

         Frank F. Ferola                       John DePinto
         Thomas M. D'Ambrosio                  Stephen Letizia
         W. Gregg Baldwin                      Curtis Carlson

         In addition to the above, the following officers were nominated and elected.

         Frank F. Ferola          President and Chairman of the Board
         Thomas M. D'Ambrosio     Treasurer and Vice President
         Stephen Letizia          Secretary and Vice President

ITEM 6.  EXHIBITS

 (a) Exhibit 27 - Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.






   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
August 14, 1996




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial Officer
August 14, 1996