Form 10-Q
period 1996-09-30
STEPHAN CO
filed 1996-11-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996 Commission File No. 1-4436

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




   Common Shares outstanding as of September 30, 1996

                             4,153,966



                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                            SEPTEMBER 30, 1996



                                    INDEX

                                                               PAGE NO.

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995               3-4

           Consolidated Statements of Operations
           Nine months ended September 30, 1996 and 1995           5

           Consolidated Statements of Operations
           Quarter ended September 30, 1996 and 1995               6

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 1996 and 1995          7-9

           Notes to Consolidated Financial Statements            10-13

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                     14-15


PART II.   OTHER INFORMATION

           ITEM 6.    Exhibits and Reports on Form 8-K            16

SIGNATURES                                                        17

         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) anticipated debt retirement, and (ii) anticipated sales level for 1996. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                   ASSETS


                                           September 30,    December 31,
                                               1996             1995
                                           ____________     ____________

CURRENT ASSETS

 Cash and cash equivalents                  $ 6,804,485      $  7,711,239
 Accounts receivable, net                     4,948,040         5,414,530
 Inventories, net                             9,077,976         7,059,536
 Prepaid expenses and other
  current assets                                275,459           252,205
                                            ___________      ____________

   TOTAL CURRENT ASSETS                      21,105,960        20,437,510

PROPERTY, PLANT AND EQUIPMENT, net            2,148,056         2,097,757

INTANGIBLE ASSETS, net                       23,312,996        18,948,428

NOTE RECEIVABLE                                    -              500,000

OTHER ASSETS                                    301,537           478,848
                                            ___________       ___________

   TOTAL ASSETS                             $46,868,549       $42,462,543
                                            ===========       ===========



















              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,     December 31,
                                               1996              1995
                                           ____________      ____________

CURRENT LIABILITIES

 Initial payment-Colgate/Palmolive         $       -         $  2,000,000
 Current portion of
  long-term debt                              1,469,375           612,757
 Accounts payable and
  accrued expenses                            2,375,137         1,661,654
 Note payable to bank                           400,000           400,000
 Credit line payable to bank                  1,000,000              -
 Income taxes payable                           751,993              -
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  5,996,505         4,674,411

DEFERRED INCOME TAXES                           220,729           120,121

LONG-TERM DEBT                                7,802,524         9,112,129
                                           ____________      ____________

   TOTAL LIABILITIES                         14,019,758        13,906,661
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   41,619            41,225
  Additional paid in capital                 13,230,144        12,583,995
  Retained earnings                          19,685,971        15,930,662
                                           ____________      ____________

                                             32,957,734        28,555,882

    LESS:TREASURY STOCK(7,900 SHARES)          (108,943)             -
                                           ____________      ____________

    TOTAL STOCKHOLDERS' EQUITY               32,848,791        28,555,882
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 46,868,549      $ 42,462,543
                                           ============      ============




             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Nine Months Ended September 30,
                                           ==============================

                                                 1996            1995
                                             ___________     ___________

NET SALES                                    $20,218,629     $21,321,963

COST OF GOODS SOLD                             8,059,473       9,276,664
                                             ___________     ___________

GROSS PROFIT                                  12,159,156      12,045,299

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      6,106,984       6,599,070
                                             ___________     ___________

OPERATING INCOME                               6,052,172       5,446,229

OTHER INCOME(EXPENSE)
  Interest income                                288,551         249,549
  Interest expense                              (204,079)        (69,244)
  Other income                                    56,250             600
                                             ___________     ___________

INCOME BEFORE TAXES                            6,192,894       5,627,134

INCOME TAXES                                   2,189,529       1,981,685
                                             ___________     ___________

NET INCOME                                   $ 4,003,365     $ 3,645,449
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .97     $       .88
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,137,053       4,128,704
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Quarter Ended September 30,
                                             ===========================

                                                 1996            1995
                                             ___________     ___________

NET SALES                                    $ 7,010,887     $ 7,160,477

COST OF GOODS SOLD                             2,736,754       2,723,802
                                             ___________     ___________

GROSS PROFIT                                   4,274,133       4,436,675

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,101,434       2,310,062
                                             ___________     ___________

OPERATING INCOME                               2,172,699       2,126,613

OTHER INCOME(EXPENSE)
  Interest income                                 94,508          92,512
  Interest expense                              (143,866)        (23,888)
  Other income                                    13,050             524
                                             ___________     ___________

INCOME BEFORE TAXES                            2,136,391       2,195,761

INCOME TAXES                                     684,834         809,568
                                             ___________     ___________

NET INCOME                                   $ 1,451,557     $ 1,386,193
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .35     $       .34
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,159,703       4,136,980
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Nine Months Ended September 30,
                                           ==============================

                                                1996             1995
                                             ___________     ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 4,003,365     $ 3,645,449
                                             ___________     ___________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                  151,261         117,110

   Amortization                                  396,970         359,373

   Deferred income taxes                         100,608            -

   Provision for doubtful accounts                36,005            -

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                        (1,052,275)       (995,461)

   Inventory                                  (1,161,216)     (1,168,678)

   Prepaid expenses
    and other current assets                     (10,774)       (162,089)

   Accounts payable
    and accrued expenses                      (2,461,503)     (1,123,185)

   Income taxes payable                          751,993          29,944
                                            ____________    ____________

    Total adjustments                         (3,248,931)     (2,942,986)
                                            ____________    ____________
Net cash flows provided by
 operating activities                            754,434         702,463
                                            ____________    ____________







            See Notes to Consolidated Financial Statements

                               (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            Nine Months Ended September 30,
                                            ==============================

                                                 1996            1995
                                             ___________     __________


CASH FLOWS FROM INVESTING ACTIVITIES:

 Changes in marketable securities                   -            313,662

 Purchase of property, plant
 and equipment                                  (146,009)       (144,358)

 Net changes in other assets                     757,036             (66)

 Other investments                                  -            137,700
                                             ___________     ___________

Net cash flows provided by/(used in)
 investing activities                            611,027         306,938
                                             ___________     ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank loan                       7,000,000            -

 Repayments of long-term debt                 (8,965,224)       (116,527)

 Acquisition of treasury stock                  (108,943)           -

 Proceeds from exercise of options                50,009          37,081

 Dividends paid                                 (248,057)        (82,450)
                                             ___________     ___________
Net cash flows used in
 financing activities                         (2,272,215)       (161,896)
                                             ___________     ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                               (906,754)        847,505


CASH, BEGINNING OF PERIOD                      7,711,239       6,292,537
                                             ___________     ___________

CASH, END OF PERIOD                          $ 6,804,485     $ 7,140,042
                                             ===========     ===========

             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



              Supplemental Disclosures of Cash Flow Information:



                                 Nine Months Ended September 30,
                                 ------------------------------

                                       1996           1995
                                   ___________    ___________

Interest paid                      $   199,041    $    68,812
                                   ===========    ===========

Income taxes paid                  $ 1,195,000    $ 1,913,598
                                   ===========    ===========





Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of Sorbie Acquisition Co. and Subsidiaries on June 28, 1996, the Company acquired inventory, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate net value of $518,000.






















             See Notes to Consolidated Financial Statements

                                (UNAUDITED)
                                    9

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION:    The accompanying unaudited
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co., and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan and Co. (formerly Heads or Nails, Inc.) Scientific Research Products of Delaware, Inc. and Sorbie Acquisition Co. and subsidiaries, acquired June 28, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)


     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of short-term and long-term debt.

There were no significant differences in the carrying value and fair market value of financial instruments.

CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include cash,
certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of two months or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of September 30, 1996 was approximately $6,642,000 and $5,342,000 at December 31, 1995.

           INVENTORIES:    Inventories are stated at the lower of cost
(determined on the first-in, first-out basis) or market.

           Inventories were as follows:

                                     September 30,            December 31,
                                         1996                     1995
                                     ____________             ____________

Raw Materials                         $ 1,073,102             $  1,078,275
Packaging and components                2,556,075                2,000,850
Work in progress                          761,393                  596,391
Finished goods                          4,687,406                3,384,020
                                     ____________             ____________

  Total Inventories                   $ 9,077,976             $  7,059,536
                                     ============             ============

           PROPERTY AND EQUIPMENT:    Property and equipment are recorded
at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the assets as follows:

           Buildings and improvements                        15-30 years
           Machinery and equipment                           5-7 years
           Furniture, fixtures and office equipment          3-5 years

           INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

                 Goodwill                           20-40 years
                 Covenant not to compete            7 years
                 Trademarks                         20-40 years

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the amortization of Goodwill, the Company has deemed there to be no impairment of Goodwill.

       NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,137,053 for the nine months ended September 30, 1996 and 4,128,704 for the nine months ended September 30, 1995. Fully diluted earnings per share is not presented as it is not materially different.

NOTE 2:     LONG-TERM DEBT

        On June 26, 1996, the Company refinanced the $6,000,000, 8% notes payable to The Colgate/Mennen Co.'s. by securing a 5 year bank loan in the amount of $6,000,000, with an interest rate of 7.85%. Interest and principal of $100,000 is payable monthly under the terms of the loan agreement.

NOTE 3:     ACQUISITION OF SORBIE ACQUISITION CO.

        On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. ("Sorbie") and all the stockholders of Sorbie, including Charles V. Hall, Sorbie's President and principal stockholder, as well as related agreements described below with Charles V. Hall, Trevor Sorbie International, Trevor Sorbie, Sampson Arms, Inc. and Redken Laboratories, Inc. ("Redken").

       Pursuant to such agreements, the Company exchanged 13,733 shares of restricted common stock, valued at approximately $218,000, and additional consideration as described below, for all outstanding common and preferred stock of Sorbie. In addition, the Company issued an additional 18,898 shares of restricted common stock, valued at approximately $300,000, to terminate an existing royalty agreement between Sampson Arms, Inc. and Sorbie.
       In addition to the above, the Company has replaced a certain Secured Promissory Note of Sorbie in favor of Redken in the principal amount of $3,250,000 with a cash payment of $500,000 and a promissory note of the Company due July 19, 1996 in the principal amount of $2,000,000. The $2,000,000 note referred to above was paid utilizing $1,000,000 of cash available through a line of credit in addition to $1,000,000 of working capital funds.

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 3:     ACQUISITION OF SORBIE ACQUISITION CO.(con't)

       In separate agreements made in connection with the acquisition, the Company amended the existing royalty contract between Trevor Sorbie of America, Inc. ("TSA"), a wholly owned subsidiary of Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Trevor Sorbie. In accordance with the amended agreement, the royalty payment percentage rate payable upon future sales was restructured and further modifications were made making the agreement less onerous for TSA.

       Sorbie, a major customer of the Company, is the parent company of TSA, a company engaged in the distribution of professional hair care products sold in beauty salons nationwide. The Company used the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and recorded approximately $4,350,000 as the cost in excess of the fair market value of the assets acquired, to be amortized over a 25 year period.

                  THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                     SEPTEMBER 30, 1996 AND 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased $900,000 as of September 30, 1996 when compared to the $7,700,000 on hand at December 31, 1995. This decrease was due to debt reduction in connection with the Sorbie acquisition as well as the refinancing of the Colgate/Mennen notes payable. As a result of the acquisition of Sorbie in June, 1996, $1,500,000 of current cash resources, in addition to drawing on a line of credit for $1,000,000, were utilized to retire $3,250,000 of Sorbie-related debt. The $750,000 savings reduced the total Sorbie debt of $3,250,000 to $2,500,000, therefore goodwill arising from the Sorbie acquisition was reduced by this amount. Additionally, and as explained more fully in Note 2, monthly debt service arising from the Colgate acquisition is approximately $140,000 per month, effective July, 1996, in addition to the initial down payment of $2,000,000 paid January 2, 1996.

Accounts receivable, while lower than the amount outstanding at December 31, 1995, due to the elimination of the Sorbie receivable as an inter-company amount, increased approximately $1,000,000 from June 30, 1996 due to extended credit terms on large orders placed by qualifying customers at the August, 1996 "BBSI" show and amounts due from Colgate as a result of the expiration of the transition agreement. Inventory levels at September 30, 1996 were consistent with June 30, 1996 levels, but still substantially higher than December 31, 1995 due to the acquisition of Sorbie.

Current maturities of long-term debt, as well as the credit line payable have increased significantly due to refinancing and acquisition activity as explained above and in Notes 2 and 3. On the basis of anticipated fourth quarter cash flow, the Company expects to reduce the amount outstanding under the line of credit by approximately $500,000.

Total current assets at September 30, 1996 was $21,106,000, which was an increase of approximately $670,000 from December 31, 1995. Current liabilities increased over $1,300,000 from December 31, 1995 to $5,997,000 at September 30, 1996, largely as a result of an increase in current maturities of long-term debt, however working capital remained strong at over $15,000,000 which was a ratio of better than 3 1/2 to 1.

The Company has continued to modernize the Tampa facility, in addition to acquiring machinery and equipment needed for the Colgate lines.
Anticipated outlays for other capital improvements through the balance of the year is not considered to be material in relation to the approximately $150,000 already expended.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 1996 AND 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).


RESULTS OF OPERATIONS

NET INCOME: For the nine months ended September 30, 1996, net income increased almost 10% to $4,003,000, or over $350,000 higher than the nine months ended September 30, 1995, which was $3,645,000. Earnings per share, based upon 4,137,053 shares outstanding, was $ .97 for the nine months ended September 30, 1996 compared to $ .88 for the comparable period in 1995, based on 4,128,704 shares outstanding. For the quarter ended September 30, 1996, net income was $1,452,000, or $ .35 per share, compared to $1,386,000, or $ .34 per share for the corresponding period in 1995.
The increase in net income is attributable to continued strong gross profit margins due to a favorable product mix, as well as continued aggressive cost containment. Royalty income from the sale of Frances Denney products, as well as tax benefits from the donation of slow moving inventory also accounted for the increase in net income.

Interest expense for the quarter ended September 30, 1996 increased significantly - from $24,000 for the quarter ended September 30, 1995 to $144,000 as a result of debt arising from the Colgate and Sorbie acquisitions. The Company has chosen to reduce the outstanding debt by establishing a rapid amortization of the term loan in addition to projecting a $500,000 pay down on the credit line by the end of the year, therefore it is anticipated that interest expenses peaked in this third quarter and will decline steadily in the future.

Interest income is level for the third quarter of 1996 when compared to 1995, but has increased slightly for the nine months ended September 30, 1996 over the corresponding period in 1995. Interest income is anticipated to remain constant through the fourth quarter based upon current interest rates and projected cash balances.

REVENUES: Total revenues for the nine months ended September 30, 1996 decreased $1,100,000 to just over $20,200,000 when compared to sales of $21,300,000 achieved through the nine months ended September 30, 1996. For the third quarter of 1996, the decline in sales was $150,000, from $7,160,000 for the quarter ended September 30, 1995 to just over $7,000,000 for the quarter ended September 30, 1996. This decline, as discussed more fully in the Company's Form 10-K for the year-ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996, was due to the loss of sales from the "Gold Bond" brand of medicated talc that was manufactured for a major customer of the Company. Inasmuch as the majority of the production of "Gold Bond" ceased in the latter part of 1995, the Company does not expect any further material erosion of sales. More importantly, with the acquisition of Sorbie and the Colgate brands, coupled with the loss of the "Gold Bond" business, the Company no longer has as much dependency on major customers and the loss of a customer will no longer have as much effect on the business as had been the case in previous years.

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 1996 AND 1995



                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit 27 - Financial Data Schedule

 (b) On July 15, 1996, and as amended on August 21, 1996 and September 16, 1996, the Registrant filed a Form 8-K in connection with the acquisition of Sorbie Acquisition Co. and subsidiaries.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.






   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
November 14, 1996




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial Officer
November 14, 1996