Form 10-K
period 1996-12-31
STEPHAN CO
filed 1997-04-15
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

          For the Fiscal Year Ended December 31, 1996


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

             $ 45,622,000  as of March 31, 1997

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:

         4,147,466 Shares of Common Stock, $.01 Par Value,
                      as of March 31, 1997

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any Annual Report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the Company's proxy statement for the 1997 annual meeting to be filed no later than 120 days after the Company's fiscal year are incorporated by reference in Part III.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................   7
Item 3:   Legal Proceedings..........................................   8
Item 4:   Submission of Matters to a Vote of Security Holders.........  8

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................   9
Item 6:   Selected Financial Data....................................  10
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  11
Item 8:   Financial Statements and Supplementary Data................  13
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  13
PART III

Item 10:  Directors and Executive Officers of the Registrant.........  14
Item 11:  Executive Compensation.....................................  14
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  14
Item 13:  Certain Relationships and Related Transactions.............  14

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   15

Signatures..........................................................   17

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

Item 1.   Business

  GENERAL

       The Stephan Co.(the "Registrant" or the "Company"), founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products on both a wholesale and retail level. The Registrant is comprised of The Stephan Co. ("Stephan") and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, and Trevor Sorbie of America, Inc. The Company considers itself to be in a single line of business for reporting purposes.

   The Stephan Co.

     Located in Fort Lauderdale, Florida, Stephan is engaged in the manufacturing and distribution of hair and skin care products, as well as the manufacturing of custom "private label" products, which is the manufacturing of products marketed and sold under the brand names of customers. In addition, the Fort Lauderdale location serves as the Registrant's corporate headquarters, providing general management services to its subsidiaries. In 1996, only one customer accounted for more than 10% of the Company's net sales, down from three in 1995 due to the acquisition of Trevor Sorbie of America, Inc. on June 28, 1996 and the loss of the private label manufacturing business of Martin Himmel, Inc. Sales of products acquired from Colgate on December 31, 1995 were $5,600,000 in 1996, which also had a significant effect of reducing the Registrant's dependency on major customers.

    Changes started in 1995 to distribution methods and channels used by the Frances Denney line of cosmetics, a division of The Stephan Co., continued in 1996, decreasing sales to J.C. Penney, and other retailers. The Company continues to circulate a full color mail-order catalog as well as actively advertising and appearing on television shop-at-home programs. In addition, the Company also signed a Trademark License and Supply Agreement in the first quarter of 1996 that gives exclusive rights to a company to market and distribute certain Denney products to several retail chains, including J.C. Penney, in the United States and Canada.

    Stephan also manufactures and sells products under the name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors. The Registrant's trademark "STEPHAN'S" and the design utilized thereby has been registered with the United States Patent and Trademark Office, which registration is not due for renewal until 2001. Sales of Stephan and Denney products, combined with the private label manufacturing sales of the Stephan Co., accounted for approximately 33% of consolidated revenues.

     Old 97 Company.

     Old 97 Company ("Old 97"), located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as the Company's second manufacturing facility. The Tampa facility manufactures most of the products sold by the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other hair and skin care brands acquired from Colgate on December 31, 1995, in addition to a significant amount of private label manufacturing. Old 97 is also responsible for distributing the Frances Denney products, as well as the distribution of the brands acquired from Colgate.


     Williamsport Barber and Beauty Corp.

     Williamsport Barber and Beauty Corp. was acquired in January, 1992 and is located in Williamsport, Pa. Williamsport is one of the nation's largest mail order beauty and barber supply companies and accounted for over 12% of consolidated revenues for the year ended December 31, 1996.

     Stephan & Co.

     Formerly known as Heads or Nails, Inc. and acquired in August, 1993, Stephan & Co. has focused its attention on the manufacture and supply of personal care amenity products for cruise ships, with production and shipping commencing in December, 1995. Consolidated revenues for the year ended December 31, 1996 were not material.

     Scientific Research Products, Inc. of Delaware.

     Purchased by the Company in April, 1994, Scientific Research Products was one of the Registrant's largest private label customers and is a leading distributor of ethnic hair care products. Scientific Research Products accounted for 30% of the Registrant's consolidated revenues, with sales approximating $8,100,000. In addition to the above, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a Company acquired by the Registrant in 1986. Consolidated revenues for Foxy Products, Inc. for the year ended December 31, 1996 were not material.

     Trevor Sorbie of America, Inc.

     In June, 1996, the Registrant acquired all of the outstanding capital stock of Sorbie Acquisition Co. (Trevor Sorbie of America, Inc. (TSA)), a distributor of a professional line of hair care products manufactured by the Registrant and sold by TSA to salons in the United States through a network of distributors. TSA, prior to the acquisition, was a major customer of the Registrant accounting for $3,600,000 of sales in 1995 and $1,100,000 through the date of acquisition in 1996. TSA was acquired for stock valued at $518,000, the termination of a Secured Subordinated Debenture held by the Company in the amount of $500,000 and the assumption of liabilities totaling approximately $3,000,000, as more fully described in Note 2 to the consolidated financial statements in Item 14.

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

  BACKLOG

     As of March 31, 1997, the dollar amount of backlog orders was not material.

  RESEARCH AND DEVELOPMENT

     During each of the three fiscal years ending December 31, 1996, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques as determined in accordance with generally accepted accounting principles were not material and were expensed as incurred.

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

  EMPLOYEES

     As of March 31, 1997, in addition to its 6 officers, the Registrant and its subsidiaries employed approximately 150 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees during the remainder of 1997, the Company believes that any such employees, if needed, would be readily available. The employees are not covered by any collective bargaining agreement and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

          The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. Approximately two-thirds of the space is utilized by the Registrant for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products which are housed in its facility in Fort Lauderdale, Florida. The Registrant believes that such facilities and equipment are adequate for its needs in the reasonably foreseeable future.

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

     In connection with the acquisition of Scientific Research Products, the Registrant assumed the leased interest in the office, warehouse and distribution facility located at 1601 SW 5th Court, Pompano Beach, Florida 33069, under a lease expiring in October, 1997, with annual rental payments of approximately $180,000.

     In connection with the acquisition of Williamsport Barber Supply, the Company entered into a two year lease, which expired in January, 1994, for office and warehouse space of approximately 6,000 square feet. Subsequent to January, 1994, the Registrant leased the premises on a month to month basis and commencing in February, 1997, the lease was extended five years, expiring January 31, 2002. Monthly rent in the amount of $1,800 is payable to the former owner of Williamsport Barber Supply, currently the manager of the Williamsport operations.

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

Item 4.  Submission of Matters to a Vote
         of Security Holders

         The Company has not submitted any matters to a vote of security holders since the June 1996 Annual Meeting.

                               PART II



Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is traded on the American Stock Exchange ("AMEX"). The following table sets forth the range of high and low sales prices for the Registrant's common stock for each quarterly period within the Registrant's two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 1995           $ 17.00              $ 12.00
         June 30, 1995              19.38                15.25
         September 30, 1995         17.00                14.13
         December 31, 1995          16.75                14.00
___________________________________________________________________________

         March 31, 1996           $ 17.13              $ 14.25
         June 30, 1996              16.88                14.25
         September 30, 1996         16.00                12.25
         December 31, 1996          13.00                11.50



(b)     Holders

     As of March 31, 1997, the Registrant's Common Stock was held of record by approximately 430 holders thereof; however, the Registrant's stock is believed to be held in approximately 2,000 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends for the first time in August, 1995, at the rate of $ .02 per share, and each quarter thereafter at the rate of $ .02 per share. Future dividends, if any, will be determined by the Company's Board of Directors, at their discretion, based on various factors, including the Company's profitability and anticipated capital needs.

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

Item 6.  Selected Financial Data (a)



                   1996       1995       1994       1993      1992
                         (in thousands, except per share data)
                 ____________________________________________________

Net sales         $25,779    $26,197    $24,341    $16,719   $14,683

Income before
 income taxes       7,093      6,426      6,200      4,350     3,673

Net Income          4,679      4,315      4,076      2,776     2,374

Current assets     20,408     20,438     17,342     12,258     7,030

Total assets       46,499     42,463     29,074     19,606     8,884

Current
 liabilities        6,223      4,674      3,525      2,687     1,033

Long term debt      6,689      9,112        811        950     1,093

PER COMMON SHARE: (b)

 Net Income          1.13       1.05       1.00        .84       .75

 Cash dividends       .08        .04       None        None      None


                       Notes to Selected Financial Data


 (a) The selected financial data includes the operations of the Company and its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport Barber and Beauty Corp. (acquired in 1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993), Scientific Research Products, Inc. of Delaware (acquired April 15, 1994), and Trevor Sorbie of America, Inc. and Subsidiaries (acquired June 28, 1996).

 (b) Earnings per share is based upon the weighted average number of common shares and common share equivalents (stock options) outstanding after giving effect to stock splits in 1992 and 1993. The weighted average number of shares outstanding were 4,138,629 for 1996, 4,127,765 for 1995, 4,067,819 for 1994, 3,314,274 for 1993, and 3,146,266 for 1992.

This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report.

          Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                       3/31/96   6/30/96   9/30/96   12/31/96
                       _______   _______   _______   ________
          Net sales    $ 6,740   $ 6,468   $ 7,011    $ 5,560
          Gross profit   3,749     4,136     4,274      3,163
          Net income     1,219     1,332     1,452        676
          Per share        .30       .32       .35        .16

                       3/31/95   6/30/95   9/30/95   12/31/95
                       _______   _______   _______   ________
          Net sales    $ 6,873   $ 7,289   $ 7,160    $ 4,875
          Gross profit   3,639     3,969     4,437      1,499
          Net income     1,068     1,191     1,386        670
          Per share        .26       .29       .34        .16


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          OVERVIEW

     Net income for the year ended December 31, 1996 was $4,679,000, or $1.13 per share, on revenues of $25,779,000, as compared to net income of $4,315,000, or $1.05 per share, on revenues of $26,197,000 for 1995. With the acquisition of Trevor Sorbie of America, Inc. (Sorbie) at the end of the second quarter of 1996 and the integration of the brands purchased from Colgate-Palmolive (C-P) on December 31, 1995, the Company not only replaced the majority of the sales decline from the loss of the Martin Himmel, Inc. ("Gold Bond") talc production, but was also able to decrease its historical dependency on major customers. The Company was able to increase net income on slightly lower sales due to the better profit margins achieved with the new product mix.

          RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO 1995
          ________________________________________________

     As indicated above, net income rose in 1996 by over $360,000 when compared to 1995, representing an 8% increase; however for the year, sales declined approximately $400,000. Although private label production by the Tampa facility, Old 97, increased in 1996, sales for the year decreased slightly because revenue from the newly acquired C-P brands and the Trevor Sorbie line were less than the sales lost as a result of the loss of Martin Himmel Inc.'s private label talc production. Gross profit for the year increased from 52% in 1995 to 59% in 1996 as a result of the above and a change in the product mix and marketing strategy in connection with the Denney cosmetic line.

          The acquisition of the brands from C-P, as well as the Sorbie acquisition, increased selling, general and administrative expenses significantly in 1996. The C-P brands put the Company in more of a retail environment than previous products manufactured by the Company and this increased marketing costs after the transition period with C-P ended in July, 1996. The Sorbie line, sold in professional salons nationwide, also requires significant marketing and education expenses not previously experienced by the Company. These increased costs are more than offset by the significantly higher gross margins generated by these products.

     Interest expense increased as a result of the debt incurred in connection with the acquisitions made in 1995 and 1996 and other income of $75,000 was attributable to the royalty from the Color-Me-Beautiful Trademark and Licensing Agreement signed in the first quarter of 1996.

          YEAR ENDED DECEMBER 31,1995 AS COMPARED TO 1994
          _______________________________________________

     While overall sales and profit increased in 1995, the gross margin showed a decline in 1995, primarily due to a change in the product mix. Results for the fourth quarter of 1995 declined considerably as compared to the quarter ended December 31, 1994. Sales in the fourth quarter of 1995 were down approximately $1,950,000, or 29%, and net income declined approximately $370,000, or 36%, principally due to management's decision to change the distribution channels for the Frances Denney product line and to upgrade the talc producing facility at Old 97, which resulted in the ceasing of talc production at that location for most of the fourth quarter.

      At the beginning of the third quarter of 1995, management reevaluated the Denney sales, profit level and customer base in connection with existing distribution through one major retailer and developed a new marketing strategy that involved several new methods of distribution, including the development of a mail order catalog business for the Denney products and a trademark and licensing agreement to market specific Denney products through selected major retail chains. Aggressive advertising in known markets where Denney sales are strong, as well as appearing on a national television marketing channel also had a positive impact on sales and profitability.

     In connection with the acquisition of the Colgate-Palmolive brands and a reevaluation of required inventory levels by the Company's major talc customer, talc production was shut down in the middle of the fourth quarter so that renovations and repairs could be made to the talc production lines at Old 97. Extensive remodeling and improvements were made, both in anticipation of the production of the new Colgate-Palmolive brands and because of the desire to have increased capacity to produce for other customers. Talc production resumed in the second quarter of 1996.

     LIQUIDITY AND CAPITAL RESOURCES: Working capital was approximately $14,200,000 at December 31, 1996, a decrease of $1,600,000 from 1995, due in large part to the required payments made in connection with the Colgate acquisition refinancing and the amount owed on the line of credit utilized to acquire Trevor Sorbie of America, Inc. Cash and cash equivalents increased almost $600,000 to $8,300,000 from 1995, even after the down payment to Colgate of $2,000,000 paid on January 2, 1996, the reduction of outstanding debt on the Colgate acquisition loan ($600,000) and the retirement of the outstanding mortgage obligation on the Fort Lauderdale facility ($600,000). There are no material capital commitments for the upcoming year.

     In June, 1996, the Registrant refinanced the existing $6,000,000 notes payable to the Colgate/Mennen companies by securing a 5 year term loan with NationsBank N.A.(South). As a result, the Company reduced the interest rate on the debt from 8.00% to 7.85%. The new loan provides for monthly principal reductions of $100,000, plus interest, commencing in July, 1996. In addition to the above, the Company also secured a $2,000,000 line of credit with NationsBank N.A.(South) in anticipation of funds required in connection with the acquisition of TSA.

     The Company has not experienced any adverse impact from the effects of inflation in the past. Management maintains the flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Company's products, as well as the components used, are petroleum-based products, and in the past, prices can be subject to various political or economic pressures. The Company does not foresee any increase in its raw material or component costs but believes it has the flexibility of multiple vendors and the ability to increase prices to offset any price changes.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and supplementary data contained elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                               PART III

     The information required by Part III Items 10-13 of Form 10-K will be incorporated by reference from the Registrant's Proxy Statement for its 1997 annual meeting of stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

  (a)     Exhibits

        10.1 Settlement Agreement and Amendment dated December 5, 1996, between The Stephan Co., The Mennen Company and Colgate-Palmolive Company.

        10.2 Trademark License and Supply Agreement dated March 7, 1996, between Color Me Beautiful, Inc. and The Stephan Co., included with the Form 8-K filed March 20, 1996, is incorporated herein by reference.

        10.3 Agreement dated June 28, 1996 for the acquisition of Sorbie Acquisition Co. and Subsidiaries, with exhibits, included with the Form 8-K filed July 15, 1996, and as amended on August 21, September 16 and October 9, 1996, is incorporated herein by reference.

  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

               Independent Auditors' Report for the years ended
               December 31, 1996 and 1995.

               Independent Auditors' Report for the year ended
               December 31, 1994.

               Consolidated Balance Sheets as of December 31, 1996 and 1995.

               Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K (Continued)


  (c)     Reports on Form 8-K

          (i) Form 8-K, filed January 16, 1996, in connection with the acquisition of certain brands from Colgate-Palmolive Company, and as amended on January 22, 1996.

          (ii) Form 8-K, filed March 20, 1996, in connection with the Trademark License and Supply Agreement between the
               Registrant and Color Me Beautiful, Inc.

          (iii)Form 8-K, filed July 15, 1996, in connection with the acquisition of Sorbie Acquisition Company and Subsidiaries, and as amended on August 21, September 16 and October 9, 1996.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Stephan Co. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP


Certified Public Accountants

Miami, Florida
April 4, 1997

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
The Stephan Co.
Fort Lauderdale, Florida


We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows of The Stephan Co. and Subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1994 of The Stephan Co. and Subsidiaries in conformity with generally accepted accounting principles.









                                          KAUFMAN, ROSSIN & CO.


Miami, Florida
March 30, 1995

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1996 AND 1995



                              ASSETS



                                           1996              1995
                                      ____________      ____________
CURRENT ASSETS

 Cash and cash equivalents            $  8,276,976      $  7,711,239

 Accounts receivable, less
  allowance for doubtful accounts
  of $56,171 and $46,401 in 1996
  and 1995, respectively                 3,405,547         5,414,530

 Inventories                             8,432,185         7,059,536

 Prepaid expenses
  and other current assets                 293,425           252,205
                                      ____________      ____________

   TOTAL CURRENT ASSETS                 20,408,133        20,437,510


PROPERTY, PLANT AND EQUIPMENT, net       2,160,678         2,097,757

INTANGIBLE ASSETS, net                  23,131,120        18,948,428

NOTE RECEIVABLE                               -              500,000

OTHER ASSETS                               798,579           478,848
                                      ____________      ____________
   TOTAL ASSETS                       $ 46,498,510      $ 42,462,543
                                      ============      ============













           See notes to consolidated financial statements.

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1996 AND 1995

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                          1996            1995
                                       ___________    ___________

CURRENT LIABILITIES

 Initial payment - Colgate-Palmolive   $      -      $  2,000,000

 Accounts payable and
  accrued expenses                       2,553,974      1,661,654

 Notes payable to bank                   1,400,000        400,000

 Current portion of
  long-term debt                         1,804,879        612,757

 Income taxes payable                      464,593           -
                                       ___________    ___________
   TOTAL CURRENT LIABILITIES             6,223,446      4,674,411

DEFERRED INCOME TAXES, net                 298,461        120,121

LONG-TERM DEBT, less current
  maturities                             6,688,930      9,112,129
                                       ___________    ___________
   TOTAL LIABILITIES                    13,210,837     13,906,661
                                       ___________    ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,147,466 and 4,122,484 shares
   issued and outstanding at
   December 31, 1996 and 1995,
   respectively                             41,475         41,225

  Additional paid in capital            12,967,462     12,583,995

  Retained earnings                     20,278,736     15,930,662
                                       ___________   ____________
   TOTAL STOCKHOLDERS' EQUITY           33,287,673     28,555,882
                                       ___________   ____________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $46,498,510    $42,462,543
                                       ===========    ===========


              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                1996             1995             1994
                            ____________     ____________     ____________


NET SALES                   $ 25,778,618     $ 26,196,516     $ 24,340,903

COST OF GOODS SOLD            10,558,919       12,652,546       10,707,863
                            ____________     ____________      ___________
GROSS PROFIT                  15,219,699       13,543,970       13,633,040

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES      8,239,386        7,432,929        7,555,969
                            ____________     ____________      ___________

OPERATING INCOME               6,980,313        6,111,041        6,077,071

OTHER INCOME(EXPENSE)
 Interest income                 392,314          404,631          216,951
 Interest expense               (354,362)         (92,416)         (98,189)
 Other                            75,000            2,540            3,748
                            ____________      ___________      ____________

INCOME BEFORE INCOME TAXES     7,093,265        6,425,796         6,199,581

INCOME TAXES                   2,414,105        2,110,385         2,123,245
                            ____________      ___________      ____________

NET INCOME                  $  4,679,160      $ 4,315,411      $  4,076,336
                            ============      ===========      ============

NET INCOME PER COMMON SHARE $       1.13      $      1.05      $       1.00
                            ============      ===========      ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          4,138,629        4,127,765         4,067,819
                            ============      ===========      ============













            See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                     Common Stock
                _______________________    Additional
                                            Paid in    Retained   Treasury
                 Shares       Par Value     Capital    Earnings    Stock
                _________     _________    __________  __________ _________
Balances,
 Jan. 1, 1994    3,674,622     $  36,746    $8,210,399  $7,703,814

Stock issued for
  acquisition      500,000         5,000     5,495,000        -        -

Stock options
  exercised          8,626            86         9,920        -        -

Purchase of
  treasury stock      -             -             -           -  $ (884,000)

Net income for 1994   -             -             -      4,076,336     -
                 _________     _________    __________  __________ __________
Balances,
 Dec. 31, 1994   4,183,248        41,832    13,715,319  11,780,150  (884,000)

Treasury stock
 retired           (80,000)         (800)     (883,200)       -      884,000

Retirement of stock
 received in
 settlement with
 former stockholder(16,105)         (161)     (309,860)       -         -

Stock options
 exercised          35,341           354        61,736        -         -

Dividends paid        -             -             -       (164,899)     -

Net income for 1995   -             -             -      4,315,411      -
                 _________     _________    __________  __________ __________

Balances,
 Dec. 31, 1995   4,122,484        41,225    12,583,995  15,930,662      -

Stock issued for
  acquisition       32,632           326       517,707        -         -

Stock options
  exercised          6,750            68        49,941        -         -

Purchase of
 treasury stock       -             -             -           -    (184,325)

Treasury stock
 retired           (14,400)         (144)     (184,181)       -     184,325

Dividends paid        -             -             -       (331,086)    -

Net income for 1996   -             -             -      4,679,160     -
                 _________     _________    __________  __________ __________

Balances,
 Dec. 31, 1996   4,147,466     $  41,475   $12,967,462 $20,278,736 $   -
                 =========     =========    ==========  ========== ==========



                      See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
               _____________________________________________

                                          1996        1995          1994
                                       __________  ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $ 4,679,160  $ 4,315,411   $4,076,336
                                      ___________  ___________  ___________

Adjustments to reconcile net
 income to cash flows provided
 by operating activities:

   Depreciation                          221,867      166,046      100,221

   Amortization                          889,944      476,815      386,651

   Write-off of Goodwill                 123,016      127,991         -

   Deferred income taxes                 178,340       35,121       67,000

   Provision for doubtful accounts        10,978       78,951       47,011

Changes in operating assets
 and liabilities, net of effects
 of acquisitions:

   Accounts receivable                   586,073   (1,182,627)     806,015

   Inventories                          (555,425)    (809,948)    (483,653)

   Prepaid expenses
    and other current assets             (28,740)     (82,462)     (27,163)

   Other assets                         (319,731)    (372,729)        -

   Accounts payable
    and accrued expenses              (2,340,331)    (851,196)  (1,269,959)

   Income taxes payable                  464,593     (468,334)      36,775
                                      __________   __________   __________

    Total adjustments                   (769,416)  (2,882,372)    (337,102)
                                      __________   __________   __________
Net cash flows provided
 by operating activities               3,909,744    1,433,039    3,739,234
                                      __________   __________   __________




            See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
               _____________________________________________

                                         1996         1995         1994
                                      __________   __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition         128,445         -            -

  Return of escrow funds                    -            -         428,124

  Purchase of debenture                     -            -        (500,000)

  Colgate purchase price adjustment      331,000         -            -

  Purchase of property, plant
   and equipment                        (229,238)    (185,763)    (836,853)

  Purchase of marketable securities         -            -        (108,427)

  Purchase of intangible assets          (75,284)        -            -

  Maturities of marketable securities       -         417,237      254,750

  Net changes in other assets               -            -         (92,646)
                                       __________   __________   __________
Net cash flows provided by/(used in)
 investing activities                    154,923      231,474     (855,052)
                                       __________   __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt        (10,033,528)    (143,002)    (241,411)

 Proceeds from notes payable to bank   7,000,000         -         400,000

 Proceeds from issuance of stock            -            -         119,289

 Acquisition of treasury stock          (184,325)        -        (884,000)

 Dividends paid                         (331,086)    (164,899)        -

 Proceeds from exercise of
  stock options                           50,009       62,090       10,006
                                      __________   __________   __________
Net cash flows used in
 financing activities                 (3,498,930)   (245,811)     (596,116)
                                      __________   __________   __________
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       565,737    1,418,702    2,288,066

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                  7,711,239    6,292,537    4,004,471
                                      __________   __________   __________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $  8,276,976  $ 7,711,239  $ 6,292,537
                                      ==========   ==========   ==========
           See notes to consolidated financial statements.
                                  F-8

                THE STEPHAN CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


Supplemental Disclosures of Cash Flow Information:


                                       1996        1995         1994
                                   __________     _________    __________

  Interest paid                   $   354,445   $    96,452   $    94,489
                                   ==========     =========    ==========
  Income taxes paid               $ 1,612,417   $ 2,488,598   $ 2,011,952
                                   ==========     =========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of Sorbie Acquisition Company and Subsidiaries on June 28, 1996, the Company acquired inventory, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate net value of $518,000.

In connection with the acquisition of the Colgate-Palmolive Brands on December 31, 1995, the Company acquired inventory, molds and tooling equipment and intangible assets for cash, notes, and contingent consideration to be paid over an 8 year period.

In connection with the acquisition of Scientific Research Products, Inc., in 1994, the Company acquired inventory, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate net value of $5,500,000.




















             See notes to consolidated financial statements.

                   THE STEPHAN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co. (formerly Heads or Nails, Inc.), Scientific Research Products, Inc. of Delaware and Trevor Sorbie of America, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

          MAJOR CUSTOMERS: Sales to unaffiliated customers in excess of 10% of net sales for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                 1996             1995             1994
                             __________        __________       __________

   Customer A               $      -          $ 3,572,000      $ 1,012,000
   Customer B                      -            4,265,000        5,256,000
   Customer C                      -            3,128,000        3,786,000
   Customer D                 3,056,000              -                -
                             __________        __________       __________
                            $ 3,056,000       $10,965,000      $10,054,000
                             ==========        ==========       ==========

          The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that the credit risk represents a material risk of loss to the Company. However, the loss of major customers mentioned above could have a material adverse effect on the Company.

          LONG-LIVED ASSETS: The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the year ended December 31, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a significant effect on the Company's financial position or results of operations.

          STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No.
123.  See Note 11 to the financial statements.

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

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of notes receivable, notes payable and debt.

There were no significant differences as of December 31, 1996 and 1995 in the carrying value and fair market value of financial instruments.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of 35 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 1996 and 1995 were approximately $7,023,000 and $5,342,000, respectively.

          INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Capitalized overhead costs charged to inventory for the year ended December 31, 1996 and 1995 were approximately $2,037,000 and $2,835,000, respectively. Capitalized overhead costs included in inventory as of December 31, 1996 and 1995 were approximately $893,000 and $1,649,000 respectively.

          PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Routine repairs and maintenance are expensed as incurred. Depreciation is provided on a straight line basis over the estimated useful lives of the assets as follows:

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

          INCOME TAXES: Income taxes are calculated under the asset and liability method of accounting. Deferred income taxes are recognized by applying the enacted statutory rates applicable to future year differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

          NET INCOME PER SHARE: Net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. Fully diluted earnings per share is not presented as it is not materially different.

NOTE 2.   SIGNIFICANT TRANSACTIONS

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. and Subsidiaries (Sorbie), and all the stockholders of Sorbie, including the President and principal stockholder, as well as related agreements described below with the President, Trevor Sorbie International, Trevor Sorbie, Samson Arms, Inc. and Redken
Laboratories.

     Pursuant to the agreements, the Company exchanged 13,733 shares of restricted common stock, valued at approximately $218,000, and additional consideration as described below, for all the outstanding common and preferred stock of Sorbie. In addition, the Company issued an additional 18,899 shares of restricted stock, valued at approximately $300,000, to terminate an existing royalty agreement between Samson Arms, Inc. and Sorbie. Additionally, and as further consideration for the acquisition, the Company has (i) terminated a Secured Subordinated Debenture of Sorbie, dated July 20, 1994, held by the Company in the principal amount of $500,000, (ii) assumed liabilities due to the President of Sorbie under a pre-existing employment contract of approximately $500,000 and (iii) replaced a certain Secured Promissory Note of Sorbie in favor of Redken Laboratories in the principal amount of $3,250,000 with a cash payment of $2,500,000.

     In separate agreements, the Company amended the existing royalty contract between Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Trevor Sorbie. In accordance with the amended agreement, the royalty payment percentage rate payable upon future sales was reduced.

     Sorbie, formerly a major customer of the Company, is engaged in the distribution of professional hair care products sold in beauty salons in the United States and Canada. The transaction was recorded using the purchase method and, accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of identifiable net assets acquired was approximately $5,700,000 and is being amortized over 30 years on a straight-line basis.

     Unaudited pro-forma results of operations, assuming the acquisition of Sorbie occurred as of the beginning of 1995, after giving effect to certain adjustments such as the elimination of intercompany sales and amortization of goodwill resulting from the acquisition is summarized as follows (in thousands, except per share data):
                                        1996          1995
                                     __________    __________

     Net sales                       $   27,076    $   30,315
                                     ==========    ==========

     Income before income taxes      $    6,699    $    5,195
                                     ==========    ==========

     Net Income                      $    4,431    $    3,539
                                     ==========    ==========

     Earnings per share              $     1.07    $      .85
                                     ==========    ==========

     On December 31, 1995, the Company entered into asset purchase agreements with Colgate-Palmolive Company and its subsidiary, The Mennen Company, to acquire certain consumer product brands, as well as a licensing agreement for the domestic distribution of the Cashmere Bouquet Talc product line. The combined purchase price for the brands and licensing agreement, as amended, was $12,000,000, comprised of a $2,000,000 cash down payment; 5 year, 8% notes in an aggregate amount of $6,000,000; and a royalty payment of $4,000,000 payable semi-annually over a period of 8 years. Approximately $600,000 of the purchase price was allocated to inventory, $200,000 was allocated to molds and other tooling equipment acquired and the balance of approximately $10,200,000 (after giving consideration to the net present value of the royalty stream) was allocated to trademarks and licenses which are being amortized over 30 years. Concurrent with the acquisition of the brands and the licensing agreement, the parties signed a seven-month transition agreement to facilitate the orderly transition of sales, production and distribution functions. In accordance with the Acquisition Agreement between the Company and Colgate-Palmolive, a purchase price adjustment was made at the end of the transition period which had the effect of reducing goodwill recorded on the acquisition by approximately $570,000.

     In May, 1994, the Company filed suit against the former stockholder of Pennys Heads or Nails, Inc. The suit alleged certain breaches of representations and warranties in connection with the purchase of the company's common stock in August, 1993 for $357,116 cash and 23,007 restricted shares of Stephan common stock. In August, 1995, the litigation was terminated by a settlement between the parties, resulting in a return of 16,105 shares. Also, as a result of the settlement, goodwill and additional paid in capital have been reduced by approximately $300,000.

NOTE 3.   ACCOUNTS RECEIVABLE

     Accounts Receivable at December 31, 1996 and 1995 consisted of the following:

                                        1996             1995
                                     ___________     ___________
Accounts Receivable:
      Trade                         $  3,362,126    $  4,863,120
      Other                               99,592         597,811
                                     ___________     ___________
                                       3,461,718       5,460,931
Less: Allowance for
 doubtful accounts                       (56,171)        (46,401)
                                     ___________     ___________
                                    $  3,405,547    $  5,414,530
                                     ===========     ===========

The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                   1996           1995          1994
                                __________     __________    __________
Balance, beginning of year     $    46,401    $    41,819   $    36,331
Provision for doubtful
 accounts                           10,978         78,951        47,011
Uncollectible accounts
 written off                       ( 1,208)       (74,369)      (41,523)
                                __________     __________    __________
Balance, end of year           $    56,171    $    46,401   $    41,819
                                ==========     ==========    ==========

NOTE 4.   INVENTORIES

     Inventories at December 31, 1996 and 1995 consisted of the following:

                                     1996               1995
                                 ____________       ____________
  Raw materials                  $  1,087,257       $  1,078,275
  Packaging and components          2,341,759          2,000,850
  Work in progress                  1,019,317            596,391
  Finished goods                    3,983,852          3,384,020
                                 ____________       ____________
                                 $  8,432,185       $  7,059,536
                                 ============       ============

NOTE 5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1996 and 1995 consisted of the following:
                                     1996              1995
                                 ____________       ____________

Land                             $    379,627        $   379,627
Buildings and improvements          1,610,191          1,514,599
Machinery and equipment               834,435            754,511
Furniture and office equipment        381,213            284,864
                                 ____________        ___________
                                    3,205,466          2,933,601
Less: accumulated depreciation     (1,044,788)          (835,844)
                                 ____________        ___________

                                 $  2,160,678        $ 2,097,757
                                 ============        ===========

NOTE 6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1996 and 1995 consisted of the following:
                                   1996                  1995
                               ____________          ____________
Goodwill-Williamsport
 Barber Supply                 $    501,000          $    501,000
Covenant not to compete-
 Williamsport Barber Supply         275,000               275,000
Goodwill-Stephan & Co.              278,054               278,054
Goodwill-Scientific
  Research Products, Inc.         2,200,022             2,311,810
Trademarks-Scientific Research    1,758,343             1,758,343
Trademarks-Frances Denney         4,541,802             4,541,802
Trademarks-Colgate/Mennen         9,608,070            10,174,832
Goodwill-Trevor Sorbie            5,700,902                  -
Other                               157,960               112,679
                                ___________          ____________
                                 25,021,153            19,953,520

Less: accumulated amortization   (1,890,033)           (1,005,092)
                               ____________          ____________
                               $ 23,131,120          $ 18,948,428
                               ============          ============

     Goodwill arising from the acquisition of Scientific Research Products of Delaware, Inc. in April, 1994 was reduced by the tax effect of the Net Operating Loss carryforward utilized subsequent thereto. See Note 9.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 1996 and 1995 consisted of the following:
                                     1996                1995
                                 ____________        ____________

Accounts payable                 $  1,353,889        $    859,304
Accrued marketing expenses            140,000             195,681
Accrued payroll and bonuses           834,246             433,717
Other accrued expenses                225,839             172,952
                                 ____________        ____________
                                 $  2,553,974        $  1,661,654
                                 ============        ============

NOTE 8.   LONG-TERM DEBT

          Long-term debt at December 31, 1996 and 1995 consisted of the following:
                                             1996             1995
                                         ____________     ____________
10% mortgage payable to former owner
 of land and building.                  $       -         $    104,496

Variable rate mortgage payable
 to bank.                                       -              484,867

7.7% note payable to former owner of
 Williamsport Barber Supply; principal
 and interest due in monthly install-
 ments of $5,403, through January,
 1999; collateralized by operating
 assets of Williamsport Barber and
 Beauty Supply with a carrying value
 of approximately $1,250,000.                 124,431          177,448

Non-interest bearing note payable to the
 seller of the Massimo Faust product line;
 payable in annual installments of $15,000,
 through December 1997; unsecured.             30,000           45,000

Guaranteed royalty payments to former
 owner of Sorbie brand, payable in
 quarterly installments of $22,401,
 through December 31, 1999, discounted
 at an 8% rate; unsecured.                    262,067             -

8% notes payable to The Colgate/Mennen
 Co.; due January 2, 2001 interest
 payable semi-annually.                          -            6,000,000

7.85% note payable to bank, principal of
 $100,000 plus interest, due monthly,
 through June 26, 2001; collateralized
 by a secondary security interest in the
 brands acquired from Colgate-Palmolive
 with a carrying value of approximately
 $9,250,000.                                5,400,000              -

Guaranteed payments of $250,000 due semi-
 annually to Colgate-Palmolive over an
 8 year period discounted at an 8% rate;
 collateralized by a security interest
 in the brands acquired with a carrying
 value of approximately $9,250,000.         2,677,311         2,913,075
                                         ____________      ____________
                                            8,493,809         9,724,886
Less: current portion                      (1,804,879)         (612,757)
                                         ____________      ____________
Long-term debt                           $  6,688,930      $  9,112,129
                                         ============      ============

In June, 1996, the Company refinanced the existing notes payable to Colgate-Palmolive by securing a 5 year term loan with a bank.

The Company entered into a $2,000,000 revolving credit line with a variable interest rate at LIBOR plus 1.5%. At December 31, 1996, the outstanding obligation under this line of credit was $1,000,000, with an interest rate of 7.16%. At December 31, 1996 and 1995, the Company has a $400,000 note payable to a bank due October 9, 1997, with interest at 3/4% above the certificate of deposit rate (5.5% in 1996 and 4.75% in 1995) that is pledged as collateral against the note.

In December, 1996, the Company retired the two outstanding mortgages on the Fort Lauderdale facility, without penalty.

At December 31, 1996, approximate maturities of long-term debt are $1,805,000 for 1997, $1,775,000 for 1998, $1,675,000 for 1999, $1,580,000
for 2000, $930,000 for 2001, and $725,000 thereafter.

NOTE 9.   INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31:
                         1996               1995             1994
                      ___________       ___________      ___________
Current Tax:
 Federal              $ 1,872,701       $ 1,843,532      $ 1,776,481
 State                    363,064           231,732          279,764
                      ___________       ___________      ___________

  Total Current         2,235,765         2,075,264        2,056,245
                      ___________       ___________      ___________
Deferred Tax:
 Federal                  154,374            23,487           67,000
 State                     23,966            11,634             -
                      ___________       ___________      ___________

  Total Deferred          178,340            35,121           67,000
                      ___________       ___________      ___________
Total provision
 for income taxes     $ 2,414,105       $ 2,110,385      $ 2,123,245
                      ===========       ===========      ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The net deferred tax liability in the accompanying balance sheets includes deferred tax assets and liabilities attributable to the following items:

                                  1996              1995
                              ___________       ___________
   Accounts receivable
    allowances                $   (20,952)      $   (17,307)
   Goodwill                       324,916           137,428
   Other reserves                  (5,503)             -
   Net operating loss
    carryforward                 (510,000)         (204,000)
                              ___________       ___________

                                 (211,539)          (83,879)
   Less: Valuation allowance      510,000           204,000
                              ___________       ___________
   Net deferred tax
    liability                 $   298,461       $   120,121
                              ===========       ===========

The provision for federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:
                                            1996         1995        1994
                                          ________     ________    ________
Amount computed on pretax income            35.0%        35.0%        35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                        3.6          2.5          3.6
 Charitable contributions of inventory      (2.9)        (2.9)          -
 Benefit of graduated rates                 (1.0)        (1.0)        (1.0)
 Other                                      ( .3)        ( .8)        (3.4)
                                          ________     ________    ________
 Total income tax                           34.4%        32.8%        34.2%
                                          ========     ========    ========

     The Company had available a net operating loss carryforward approximating $300,000 at December 31, 1996, arising from the acquisition of Scientific Research Products, Inc. of Delaware and approximately $1,200,000 arising from the purchase of Sorbie Acquisition Company. Due to limitations imposed by current tax laws, it is anticipated that a significant portion of the Sorbie net operating loss carryforward will not be able to be utilized.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the normal course of business. It is the opinion of management that any such matters, at December 31, 1996, would not have a material adverse effect on the Company's financial position or results of operations.

     Scientific Research Products is committed to an operating lease of office, warehouse and distribution facilities through October 1997 for an annual rental of $180,000.

     The Company has entered into employment agreements with certain officers and employees. These agreements, which expire on various dates through June, 2001, provide for incentive bonuses based on consolidated income before taxes, earnings per share, or earnings of a subsidiary. In the aggregate, such bonuses were $694,000, $350,000 and $696,000 in 1996, 1995 and 1994, respectively, and are included in selling, general and administrative expenses.

NOTE 11.  CAPITAL STOCK AND STOCK OPTIONS

     1,000,000 shares of preferred stock, $0.01 par value are authorized, however, no shares have been issued.

     In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan and the 1990 Outside Directors Plan. The aggregate number of shares currently authorized pursuant to the Key Employee Plan, as adjusted for stock splits and a shareholder approved increase in 1994, is 470,000 shares. The number of shares and terms of each grant are determined by the Compensation Committee of the Board of Directors, in accordance with the 1990 Key Employee Plan, as amended.

     The Outside Directors Plan provides for annual grants, as adjusted for stock splits, of 5,062 shares to non-employee directors. Such grants are granted on the earlier of June 30 or the date of the Company's Annual Meeting of Shareholders, at the fair market value at the date of grant.
The aggregate number of shares reserved for granting under this plan, as adjusted for stock splits, is 202,500.

     Stock options are granted at the discretion of the Board of Directors. The options become exercisable one year from the grant date and must be exercised within six years of the grant date. Stock option activity for 1996, 1995, and 1994 is set forth below:

                                  Key Employee           Outside
                                     Option      Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 1993..   134,150   $10.88     17,625   $11.26
Granted...........................    80,000    16.71     10,124    15.38
Exercised.........................    (8,626)    1.16       -
                                   __________          __________

Outstanding at December 31, 1994..   205,524    13.52     27,749    12.76
Granted...........................      -                 10,124    15.50
Canceled..........................    (1,758)    1.16       -
Exercised.........................   (31,966)    1.16     (3,375)    7.41
                                   __________          __________

Outstanding at December 31, 1995..   171,800    15.95     34,498    14.09
Granted...........................   112,500    17.81     15,186    15.75
Canceled..........................    (5,000)   14.33     (2,500)    7.41
Exercised.........................      -                 (6,750)    7.41
                                   __________          __________

Outstanding at December 31, 1996..   279,300   $16.77     40,434   $16.24
                                   ==========  ======  ==========  ======

     The number of shares and average price of options exercisable at December 31, 1996, 1995 and 1994 were 174,800 shares at $15.95, 171,800 shares at $15.95 and 134,150 at $10.88 for the Key Employee Option Plan and 25,248 at $16.54, 24,374 at $13.50 and 17,625 at $11.26 for the Outside
Directors Plan, respectively. At December 31, 1996 and 1995, 192,300 shares and 304,800 shares, respectively, were available for future grants under the terms of the Key Employee Option Plan and 138,066 shares and 153,252 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

     The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations for options granted in 1996 and 1995, however pro forma disclosures of net earnings and earnings per share must be made as if SFAS No. 123 had been adopted. Had compensation costs for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the treatment prescribed by SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would be as follows:

(Dollars in thousands, except per share data)

                                   1996         1995
                               ___________   __________
     Net income:

        As reported              $ 4,679       $ 4,315

        Pro forma                $ 4,418       $ 4,276

     Earnings per share:

        As reported               $ 1.13        $ 1.05

        Pro forma                 $ 1.07        $ 1.04

     The above pro forma effect only takes into consideration options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1995 was $3.32 and $5.68, respectively. The fair value of stock options granted in 1996 and 1995 was estimated using the Black-Scholes option-pricing model and included the following assumptions: a grant life expectancy of 3 years for 1996 and 1995, a risk-free interest rate of 5.9% for 1996 and 6.9% for 1995 and volatility of 46% for 1996 and 1995. Since the Company did not start paying dividends until August, 1995, at an annual yield of less than 1%, dividends paid was not material to the determination of the fair value of options granted.

     The exercise price range of options outstanding and exercisable for both the Key Employee and Outside Directors plans is as follows:

                            Outstanding                 Exercisable
                   ______________________________   ___________________
   Exercise          Number     Average   Average     Number    Average
  Price Range      of shares     Life      Price    of shares    Price
 _______________   __________   ________ ________   _________   _______

  $14.00 - $16.99    182,734      3.17    $15.45     133,048     $15.30
  $17.00 - $18.99     67,000      3.17    $17.28      67,000     $17.28
  $19.00 - $19.99     70,000      5.25    $19.18        -          -
                   __________                       _________

                     319,734                         200,048
                   ==========                       =========

     The above table reflects the weighted average contractual life remaining in years and the weighted average exercise price.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 15, 1997


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   April 15, 1997




     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 15, 1997                   Date: April 15, 1997


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: April 15, 1997                   Date: April 15, 1997










                                 17