Form 10-Q
period 1997-03-31
STEPHAN CO
filed 1997-05-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended March 31, 1997 Commission File No. 1-4436

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




           Common Shares outstanding as of March 31, 1997

                              4,147,466



                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               MARCH 31, 1997



                                    INDEX

                                                               PAGE NO.

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                   3-4

           Consolidated Statements of Operations
           Three months ended March 31, 1997 and 1996              5

           Consolidated Statements of Cash Flows
           Three months ended March 31, 1997 and 1996             6-7

           Notes to Consolidated Financial Statements             8-11

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                     12-13



PART II.   OTHER INFORMATION                                      14


SIGNATURE                                                         15

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                          March 31,          December 31,
                                            1997                 1996
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  7,631,502         $  8,276,976
 Accounts receivable, net                  3,618,427            3,405,547
 Inventories, net                          8,903,912            8,432,185
 Prepaid expenses and other
  current assets                             259,780              293,425
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   20,413,621           20,408,133

PROPERTY, PLANT AND EQUIPMENT, net         2,162,576            2,160,678

INTANGIBLE ASSETS, net                    22,885,047           23,131,120

OTHER ASSETS                               1,063,343              798,579
                                        ____________         ____________

   TOTAL ASSETS                         $ 46,524,587         $ 46,498,510
                                        ============         ============



















              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,            December 31,
                                          1997                   1996
                                       ___________           ____________

CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  1,870,098           $  2,553,974

 Note payable to bank                    1,400,000              1,400,000

 Current portion of
  long-term debt                         1,765,942              1,804,879

 Income taxes payable                      560,421                464,593
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             5,596,461              6,223,446

DEFERRED INCOME TAXES                      358,513                298,461

LONG-TERM DEBT                           6,138,583              6,688,930
                                      ____________           ____________

   TOTAL LIABILITIES                    12,093,557             13,210,837
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              41,475                 41,475
  Additional paid in capital            12,967,462             12,967,462
  Retained earnings                     21,422,093             20,278,736
                                      ____________           ____________

    TOTAL STOCKHOLDERS' EQUITY          34,431,030             33,287,673
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 46,524,587           $ 46,498,510
                                      ============           ============







              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended March 31,
                                             ===========================

                                                 1997             1996
                                             ___________      ___________

NET SALES                                    $ 6,394,144      $ 6,739,738

COST OF GOODS SOLD                             2,335,400        2,991,187
                                             ___________      ___________

GROSS PROFIT                                   4,058,744        3,748,551

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,275,634        1,864,115
                                             ___________     ____________

OPERATING INCOME                               1,783,110        1,884,436

OTHER INCOME(EXPENSE)
  Interest income                                 98,390           98,066
  Interest expense                              (135,564)         (30,658)
  Other                                           31,250             -
                                             ___________      ___________
INCOME BEFORE TAXES                            1,777,186        1,951,844

INCOME TAXES                                     550,880          732,356
                                             ___________      ___________
NET INCOME                                   $ 1,226,306      $ 1,219,488
                                             ===========      ===========

NET INCOME PER COMMON SHARE                  $       .30      $       .30
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,147,466        4,130,542
                                             ===========      ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Three Months Ended
                                                        March 31,
                                              ==========================

                                                 1997            1996
                                              __________      __________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,226,306     $ 1,219,488
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                   50,114          43,447

   Amortization                                  246,073         205,881

   Deferred income taxes                          60,052          28,125

   Provision for doubtful accounts                 4,425           7,555

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                          (217,305)     (1,023,852)

   Inventory                                    (471,727)             63

   Prepaid expenses
    and other current assets                      33,645         (15,850)

   Accounts payable
    and accrued expenses                        (683,876)     (2,240,529)

   Income taxes payable                           95,828         102,062
                                             ___________     ___________

    Total adjustments                           (882,771)     (2,893,098)
                                             ___________     ___________
Net cash flows provided by
 operating activities                            343,535      (1,673,610)
                                             ___________     ___________



            See Notes to Consolidated Financial Statements

                               (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Three Months Ended
                                                        March 31,
                                              ==========================

                                                 1997             1996
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of intangible assets                      -             (30,003)

 Purchase of property, plant
  and equipment                                  (52,012)         (26,111)

 Net changes in other assets                    (264,764)        (189,345)
                                             ___________      ___________

Net cash flows provided by/(used in)
 investing activities                           (316,776)        (245,459)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (589,284)         (30,290)

 Dividends paid                                  (82,949)            -
                                             ___________      ___________
Net cash flows used in
 financing activities                           (672,233)         (30,290)
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                               (645,474)      (1,949,359)
                                             ___________      ___________

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,276,976        7,711,239
                                             ___________      ___________

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 7,631,502      $ 5,761,880
                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:

          Interest Paid                      $   135,111      $    30,852
                                             ===========      ===========
          Income Taxes Paid                  $   395,000      $   400,000
                                             ===========      ===========


             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1997 AND 1996


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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of personal care and grooming products throughout the United States. The Company's business activity constitutes a single reportable segment for purposes of Statement of Financial Accounting Standards No 14.

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

         MAJOR CUSTOMERS: The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that the credit risk represents a material risk of loss to the Company. However, the loss of any major customer could have a material adverse effect on the Company.

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

         STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1997 AND 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no significant differences as of March 31, 1997 and December 31, 1996 in the carrying value and fair market value of financial instruments.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of two months or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of March 31, 1997 and 1996 were approximately $7,207,000 and $5,760,000 respectively.

         INVENTORIES:    Inventories stated at the lower of cost
(approximate actual cost on the first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1997 AND 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories were as follows:

                                        March 31,             December 31,
                                          1997                    1996
                                      ___________             ____________

Raw Materials                       $   1,333,070           $    1,087,257
Packaging and components                2,539,786                2,341,759
Work in progress                          576,487                1,019,317
Finished goods                          4,454,569                3,983,852
                                      ___________             ____________

  Total Inventories                 $   8,903,912           $    8,432,185
                                      ===========             ============

         PROPERTY AND EQUIPMENT:    Property and equipment are recorded at
cost.  Routine repairs and maintenance are expenses as incurred.
Depreciation is provided on a straight line basis over the estimated useful lives of the assets as follows:

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1997 AND 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

         NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,147,466 for the three months ended March 31, 1997 and 4,130,542 for the three months ended
March 31, 1996. Fully diluted earnings per share is not presented as it is not materially different.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Sales for the first quarter of 1997 declined 5%, to $6,394,000, when compared to sales of $6,740,000 for the quarter ended March 31, 1996. The decrease in sales can be attributed to a decline in revenues related to the brands acquired from Colgate-Palmolive Company, partly as a result of the termination of the transition agreement, but more significantly due to the higher level of sales of Quinsana Medicated Talc as a result of a non-recurring order from the United States Armed Forces in February, 1996, of approximately $325,000.

Despite the decline in sales, gross profit increased by slightly more than $300,000, to $4,059,000, due to the favorable product mix, which was enhanced by the inclusion of the Sorbie product line, acquired in June, 1996. The line, however, also brings with it higher selling expenses and as a result, selling, general and administrative expenses increased by $400,000 to $2,276,000 when compared to last year's first quarter total of $1,864,000. The integration of the Sorbie line has progressed better than anticipated, with the division contributing positively to the net income of the Company. Additionally, interest expense for the quarter increased over $100,000 as a result of interest paid on debt used to acquire Trevor Sorbie of America, Inc. and the liquidation of obligations incurred in the acquisition of the Colgate-Palmolive brands.

Net income of $1,226,000 was benefited from by the royalty of $31,250 received in connection with the Frances Denney/Color Me Beautiful licensing agreement entered into in January, 1996. Additionally, first quarter results include the sales and expenses of the Trevor Sorbie line of hair care products, acquired in June, 1996.

Tax advantages of merchandise donated to a charitable organization in the first quarter of 1997 had the effect of reducing the provision for income taxes for the quarter ended March 31, 1997.

Earnings per share was $.30 for both this first quarter ended March 31, 1997 as well as for the first quarter of 1996.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).



LIQUIDITY & CAPITAL RESOURCES

Cash declined approximately $650,000, to $7,600,000, in the first quarter as a result of payments made under existing long-term debt agreements as well as the payment of dividends. Expenditures for new equipment as well as other additions to fixed assets were offset by positive cash flow provided by operating activities. Accounts receivable increased slightly and inventory increased almost $500,000 due to an effort to increase inventory levels for line extensions, bonus size promotions and upcoming second quarter trade shows.

Total current assets at March 31, 1997 was $20,400,000 compared to a similar amount at December 31, 1996, and approximately $900,000 higher than the comparable period March 31, 1996.

Working capital declined from the first quarter of 1996 when compared to the comparable period in 1997 due to the current portion of long-term debt arising from the acquisition of the Colgate-Palmolive brands. Working capital remained strong, at $14,800,000, or just over 3.6 to 1, which represents an increase of over $600,000 from the beginning of the year.

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         MARCH 31, 1997 AND 1996



                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit 27 - Financial Data Schedule

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
May 14, 1997




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial Officer
May 14, 1997