Form 10-Q
period 1997-06-30
STEPHAN CO
filed 1997-08-13
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended June 30, 1997 Commission File No. 1-4436

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



            Common Shares outstanding as of June 30, 1997

                              4,384,266



                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 1997


                                    INDEX

                                                               PAGE NO.

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996                    3-4

           Consolidated Statements of Operations
           Six months ended June 30, 1997 and 1996                 5

           Consolidated Statements of Operations
           Quarter ended June 30, 1997 and 1996                    6

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1997 and 1996                7-8

           Notes to Consolidated Financial Statements             9-12

           ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations.                       13-14

PART II.   OTHER INFORMATION

           ITEM 6.  Exhibits                                      15

SIGNATURES                                                        16

          CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
   PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) anticipated level of debt, and (ii) anticipated goodwill from acquisitions. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                   ASSETS


                                              June 30,       December 31,
                                                1997             1996
                                            ___________      ____________

CURRENT ASSETS

 Cash and cash equivalents                  $ 7,623,838      $  8,276,976
 Accounts receivable, net                     5,580,984         3,405,547
 Inventories, net                            11,313,150         8,432,185
 Prepaid expenses and other
  current assets                                170,865           293,425
                                            ___________      ____________

   TOTAL CURRENT ASSETS                      24,688,837        20,408,133

PROPERTY, PLANT AND EQUIPMENT, net            2,572,037         2,160,678

INTANGIBLE ASSETS, net                       27,958,729        23,131,120

OTHER ASSETS                                    803,297           798,579
                                            ___________       ___________

   TOTAL ASSETS                             $56,022,900       $46,498,510
                                            ===========       ===========





















              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             June 30,        December 31,
                                               1997              1996
                                           ____________      ____________

CURRENT LIABILITIES

 Current portion of
  long-term debt                           $  1,768,507      $  1,804,879
 Accounts payable and
  accrued expenses                            5,012,736         2,553,974
 Notes payable to bank                        1,400,000         1,400,000
 Acquisition note payable                     2,399,400              -
 Income taxes payable                           822,456           464,593
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                 11,403,099         6,223,446

DEFERRED INCOME TAXES                           430,057           298,461

LONG-TERM DEBT                                5,804,105         6,688,930
                                           ____________      ____________

   TOTAL LIABILITIES                         17,637,261        13,210,837
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,975            41,475
  Additional paid in capital                 15,672,769        12,967,462
  Retained earnings                          22,799,505        20,278,736
                                           ____________      ____________

                                             38,516,249        33,287,673

    LESS:TREASURY STOCK(13,200 SHARES)         (130,610)             -
                                           ____________      ____________

    TOTAL STOCKHOLDERS' EQUITY               38,385,639        33,287,673
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 56,022,900      $ 46,498,510
                                           ============      ============




             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months Ended June 30,
                                             ===========================

                                                 1997            1996
                                             ___________     ___________

NET SALES                                    $13,499,899     $13,207,742

COST OF GOODS SOLD                             4,725,640       5,322,719
                                             ___________     ___________

GROSS PROFIT                                   8,774,259       7,885,023

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      4,702,726       4,005,550
                                             ___________     ___________

OPERATING INCOME                               4,071,533       3,879,473

OTHER INCOME(EXPENSE)
  Interest income                                190,494         194,043
  Interest expense                              (269,405)        (60,213)
  Other income                                    62,500          43,200
                                             ___________     ___________

INCOME BEFORE TAXES                            4,055,122       4,056,503

INCOME TAXES                                   1,368,475       1,504,695
                                             ___________     ___________

NET INCOME                                   $ 2,686,647     $ 2,551,808
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .65     $       .62
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,148,904       4,131,353
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Quarter Ended June 30,
                                             ===========================

                                                 1997            1996
                                             ___________     ___________

NET SALES                                    $ 7,105,755     $ 6,468,004

COST OF GOODS SOLD                             2,390,240       2,331,532
                                             ___________     ___________

GROSS PROFIT                                   4,715,515       4,136,472

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,427,092       2,141,435
                                             ___________     ___________

OPERATING INCOME                               2,288,423       1,995,037

OTHER INCOME(EXPENSE)
  Interest income                                 92,104          95,977
  Interest expense                              (133,841)        (29,555)
  Other income                                    31,250          43,200
                                             ___________     ___________

INCOME BEFORE TAXES                            2,277,936       2,104,659

INCOME TAXES                                     817,595         772,340
                                             ___________     ___________

NET INCOME                                   $ 1,460,341     $ 1,332,319
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .35     $       .32
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,150,342       4,131,634
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Six Months Ended June 30,
                                             ===========================

                                                1997             1996
                                             ___________     ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 2,686,647     $ 2,551,808
                                             ___________     ___________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                  120,425         108,668

   Amortization                                  492,409         420,184

   Deferred income taxes                         131,596          46,749

   Provision for doubtful accounts                12,062             778

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                          (985,554)       (310,633)

   Inventory                                  (1,297,299)       (846,213)

   Prepaid expenses
    and other current assets                     122,560          24,732

   Accounts payable
    and accrued expenses                        (473,838)     (1,248,938)

   Income taxes payable                          357,863         455,777
                                            ____________    ____________

    Total adjustments                         (1,519,776)     (1,348,896)
                                            ____________    ____________
Net cash flows provided by
 operating activities                          1,166,871       1,202,912
                                            ____________    ____________





            See Notes to Consolidated Financial Statements

                               (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ===========================

                                                 1997            1996
                                             ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                 (156,784)        (65,042)

 Net changes in other assets                    (445,540)       (117,817)
                                             ___________     ___________

Net cash flows provided by/(used in)
 investing activities                           (602,324)       (182,859)
                                             ___________     ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank loan                            -          6,000,000

 Repayments of long-term debt                   (921,197)     (6,633,687)

 Acquisition of treasury stock                  (130,610)        (14,600)

 Dividends paid                                 (165,878)       (164,899)
                                             ___________     ___________
Net cash flows used in
 financing activities                         (1,217,685)       (813,186)
                                             ___________     ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                               (653,138)        206,867


CASH, BEGINNING OF PERIOD                      8,276,976       7,711,239
                                             ___________     ___________

CASH, END OF PERIOD                          $ 7,623,838     $ 7,918,106
                                             ===========     ===========

Supplemental Disclosures of Cash Flow Information:

          Interest paid                      $   261,255     $    58,212
                                             ===========     ===========

          Income taxes paid                  $   886,000     $   878,000
                                             ===========     ===========

             See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1997 AND 1996


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co., and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan and Co. (formerly Heads or Nails, Inc.) Scientific Research Products of Delaware, Inc., Sorbie Acquisition Co. and subsidiaries, acquired June 28, 1996 and Stephan Distributing, Inc., which purchased the "Image" and "Modern" brand lines from New Image Laboratories, Inc. on June 26, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

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

           STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1997 AND 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no significant differences as of June 30, 1997 and December 31, 1996 in the carrying value and fair market value of financial instruments.

           CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of two months or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts and instruments as of June 30, 1997 and 1996 were approximately $7,260,000 and $7,330,000 respectively.

           INVENTORIES:    Inventories are stated at the lower of cost
(determined on the first-in, first-out basis) or market.

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED JUNE 30, 1997 AND 1996


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)


           Inventories were as follows:

                                       June 30,               December 31,
                                         1997                     1996
                                      ___________             ____________

Raw Materials                         $ 1,332,407             $  1,087,257
Packaging and components                2,590,023                2,341,759
Work in progress                          687,151                1,019,317
Finished goods                          6,703,569                3,983,852
                                      ___________             ____________

  Total Inventories                   $11,313,150             $  8,432,185
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

                   THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED JUNE 30, 1997 AND 1996


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)


      NET INCOME PER SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,148,904 for the six months ended June 30, 1997 and 4,131,353 for the six months ended June 30, 1996. For the quarter ended June 30, 1997, the weighted average number of shares outstanding was 4,150,342 and 4,131,634 for the quarter ended June 30, 1996. Fully diluted earnings per share is not presented as it is not materially different.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the quarter ended June 30, 1997 were up almost 10% to just over $7,100,000 when compared to the approximate $6,470,000 achieved in the second quarter of 1996. The increase in sales was due mostly to an increase in core business and the acquisition of brands from New Image Laboratories, Inc., as explained in the Liquidity and Capital Resources section, did not have a material effect on sales. Net income for the second quarter of 1997 also increased 10%, to $1,460,000 compared to the $1,332,000 for the quarter ended June 30, 1996. Earnings per share for the second quarter was $.35 compared to $.32 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, net income was up about 5% when compared with the same six month period in 1996, increasing approximately $135,000, to $2,687,000 while earnings per share rose 3 cents a share to $.65. The Company continues to show favorable gross profits and net earnings through the first half of 1997 and was encouraged by the increase in sales of over $600,000 for the second quarter of 1997. The Company's gross profit percentage increased over 2% for the quarter ended June 30, 1997. The gross profit margin continues to increase due to the change in the Company's product mix attributable to the Colgate-Palmolive brands and Trevor Sorbie product line and continuing competitive pricing received on purchases of raw materials and components.

Selling, general and administrative expenses have increased approximately 17% for the six months ended June 30, 1997 and approximately 13% for the second quarter of 1997. This increase is due to higher expenses in connection with the Trevor Sorbie line acquired in late June, 1996. The decline from 17% overall to 13% in the second quarter is indicative of the continuing cost savings and containment policies instituted by the Company as it relates to the Trevor Sorbie line.

Interest expense increased over $200,000 for the current six month period and over $100,000 for the current quarter due to interest incurred on the Colgate-Palmolive brand acquisition and the Trevor Sorbie acquisition loans.

Other income of $62,500 is a result of the royalty received in connection with the Frances Denney/Color Me Beautiful licensing agreement entered into in January, 1996.

Tax advantages of merchandise donated to a charitable organization in the first and second quarters of 1997 had the effect of reducing the provision for income taxes for the quarter and six months ended June 30, 1997.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

LIQUIDITY & CAPITAL RESOURCES

As of June 30, 1997, the Company had over $7,600,000 in cash and cash equivalents, which represented a decrease of approximately $650,000 since December 31, 1996. Total current assets at June 30, 1997 was $24,690,000, which was an increase of approximately $4,300,000. Working capital was over $13,285,000, a decrease of almost $900,000 since December 31, 1996, primarily as a result of debt retirement and acquisition activity. As explained below, the acquisition of additional product lines had a significant impact on total assets, liabilities and working capital.

On June 26, 1997, the Company closed on the acquisition of two product lines from New Image Laboratories, Inc. As a result, the Company acquired the professional hair care line of products marketed under the brand name "Image" and a retail hair care line know as "Modern" and marketed under the trade name "Stiff Stuff". In addition to being popular hair care lines, these brands have international distribution which management believes will enhance the distribution of other Stephan Co. products. The brands were acquired for (i) 250,000 shares of restricted Stephan Co. stock, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and (ii) 100,000 restricted shares to be issued over the next two years contingent upon on the achievement of certain earnings levels as set forth in the acquisition agreement. The acquisition was accounted for as a purchase, with a net value of approximately $5,000,000 based upon the quoted market price of Stephan Co. stock at the time of issuance and the value of assets acquired. The Company acquired certain accounts receivable, inventory, fixed assets and trademarks as well as assuming certain outstanding trade and other liabilities of approximately $6,665,000. The purchase price is subject to adjustment in accordance with the terms of the agreement. Such adjustments, if any, will be made utilizing the shares held in escrow. Goodwill of approximately $5,000,000 was initially recorded, to be amortized over a 25 year period, however due to various adjustment provisions in the agreement, the final amount of goodwill will change.

In July, 1997, the Company increased its bank line of credit from $2,000,000 to $5,000,000, leaving an unused line of credit of $4,000,000 available to retire the trade payables assumed in the acquisition. The Company anticipates that this increased line of credit will provide the necessary funds for the above, as well as providing additional borrowing capacity for future acquisitions, if necessary. Additionally, and in accordance with the terms of the acquisition agreement, the Company secured a letter of credit for approximately $2,900,000 to guarantee the payment of trade liabilities assumed.

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 1997 AND 1996



                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS

 (a) Exhibit 10 - Acquisition Agreement dated as of May 23, 1997, between New Image Laboratories, Inc., The Stephan Co. and Stephan Distributing, Inc., in connection with the acquisition of the "Image" and "Modern" brands.

 (b) Exhibit 27 - Financial Data Schedule

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
August 13, 1997




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial Officer
August 13, 1997