Form 10-K/A
period 1996-12-31
STEPHAN CO
filed 1997-09-22
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K/A
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

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

     The undersigned hereby amends Item 1 of Part I and Item 14 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to read as follows:

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

     The Stephan Co.

     Located in Fort Lauderdale, Florida, Stephan is engaged in the manufacturing and distribution of hair and skin care products, as well as the manufacturing of custom "private label" products, which is the manufacturing of products marketed and sold under the brand names of customers. In addition, the Fort Lauderdale location serves as the Registrant's corporate headquarters, providing general management services to its subsidiaries. Only one customer accounted for more than 10% of the Company's consolidated net sales for the year ended December 31, 1996, down from three in 1995 principally due to the acquisition of Trevor Sorbie of America, Inc. on June 28, 1996 (see "-- Trevor Sorbie of America, Inc.") and the loss of the private label manufacturing business of Martin Himmel, Inc. That customer, Vogue International, accounted for approximately 12% of the Company's consolidated net sales. Sales of products acquired from Colgate on December 31, 1995 were $5,600,000 in 1996, which also had a significant effect of reducing the Registrant's dependency on major customers.

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

     Williamsport Barber and Beauty Corp.

     Williamsport Barber and Beauty Corp. ("Williamsport") was acquired in January, 1992 and is located in Williamsport, Pa. Williamsport is a large mail order beauty and barber supply company and accounted for over 12% of the Company's consolidated revenues for the year ended December 31, 1996.

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

     Scientific Research Products, Inc. of Delaware.

     Purchased by the Company in April, 1994, Scientific Research Products was one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific Research Products accounted for 30% of the Registrant's consolidated revenues, with sales approximating $8,100,000. In addition to the above, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a Company acquired by the Registrant in 1986. Consolidated revenues for Foxy Products, Inc. for the year ended December 31, 1996 were not material.

     Colgate Palmolive and Mennen Company Products

     On December 31, 1995, the Registrant entered into asset purchase agreements (collectively, the "Acquisition Agreements") with each of Colgate Palmolive Company and its subsidiary, The Mennen Company (collectively, the "Sellers"), for the acquisition by the Registrant of certain consumer product brands of the Sellers, as well as a licensing agreement for the domestic distribution of Colgate-Palmolive's Cashmere Bouquet Talc product line (the "U.S. Trademark License"). The aggregate purchase price for the brands and the U.S. Trademark License was a minimum of $12,000,000, comprised of a $2,000,000 cash down payment, five-year 8% promissory notes in an aggregate amount of $6,000,000 and an 8% royalty payment based upon "net sales" of the acquired/licensed products (as defined in the Acquisition Agreements) for a period of eight years (the "Deferred Payments"), with a minimum aggregate royalty payment of $4,000,000. In June 1996, the Registrant refinanced the existing notes payable to the Sellers by securing a five-year term loan with a bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     The Registrant purchased the Wildroot product line of men's hair care products from, and executed a licensing agreement for the manufacture and domestic distribution of the Cashmere Bouquet Talc line with, Colgate Palmolive Company. Protein 29 and Protein 21, both men's hair grooming preparations; Balm Barr, a hand and body lotion and creme product for women; Stretch Mark, a massage creme for women; and Quinsana, a medicated anti-fungal talc, were purchased from The Mennen Company.

     In December 1996, the Registrant entered into a Settlement Agreement and Amendment with the Sellers (the "Settlement Agreement") to resolve certain outstanding disputes between them in respect of the Acquisition Agreements. In general, the Settlement Agreement (i) terminated an agreement which granted the Registrant the right to cause the Sellers to repurchase certain products if certain minimum net sales (as defined in the Settlement Agreement) were not achieved, (ii) required the Sellers to remit $500,000 in cash to the Registrant, and (iii) provided for the licensing to the Registrant of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the Settlement Agreement provided that (i) Deferred Payments would be made with respect to products sold under the Canadian Trademark License, (ii) total Deferred Payments would be subject to a maximum of $4,000,000, and (iii) the Registrant is required to pay the greater of $150,000 and 50% of such Deferred Payments in immediately available funds, with the balance payable, at the option of the Registrant, by wire transfer or a five-year promissory note. The Registrant has made two of such payments in cash since execution of the Settlement Agreement. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Registrant must pay the difference in cash between that amount and Deferred Payments made prior to such date.

     The U.S. Trademark License grants the Registrant an exclusive license to use certain trademarks relating to the Cashmere Bouquet product line in connection with the manufacture and distribution of such product line in the United States. The Canadian Trademark License grants the Registrant an exclusive license to use certain trademarks relating to the Cashmere Bouquet powder product line in Canada. Each of the U.S. Trademark License and the Canadian Trademark License has an initial term of ten years and is automatically renewable for successive ten-year periods unless earlier terminated by breach, mutual agreement or upon certain other specified events. Any products sold under the License Agreement are included in net sales for purposes of determining the Deferred Payments. Sales of products acquired from Colgate on December 31, 1995 were $5,600,000 in 1996.

     Color Me Beautiful, Inc.

     In March 1996, the Registrant entered into a Trademark License and Supply Agreement with Color Me Beautiful, Inc. ("CMB") to license select products of the Registrant's Frances Denney Line and to supply the requirements of CMB for such products. The agreement provides CMB with the exclusive right to market and distribute specified Denney products in certain retail chain stores in the United States and Canada. The agreement provides for royalty payments by CMB based upon net sales (as defined in the agreement). The agreement also provides for guaranteed minimum annual royalty payments throughout the term of the Agreement which are credited against accrued royalties. The agreement also provides for the Registrant to be the exclusive supplier of products sold under the agreement. The agreement continues in effect unless terminated (i) by the Registrant, upon the occurrence of certain events including, among others, bankruptcy or a change of control (as defined in the agreement) of CMB, (ii) by either party, upon the occurrence of a material breach, (iii) by CMB, on 180 days prior notice or (iv) by mutual agreement.

     Trevor Sorbie of America, Inc.

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. ("Sorbie"), and the stockholders of Sorbie, including the President and principal stockholder, as well as related agreements described below with the President, Trevor Sorbie International, Mr. Trevor Sorbie, Samson Arms, Inc. and Redken Laboratories.

     Pursuant to the agreements, the Company exchanged 13,733 shares of its restricted Common Stock, valued at approximately $218,000, and additional consideration as described below, for all the outstanding common and preferred stock of Sorbie. The Company issued an additional 18,899 shares of restricted stock, valued at approximately $300,000, to terminate an existing royalty agreement between Samson Arms, Inc. and Sorbie. Additionally, the Company (i) terminated a secured subordinated debenture of Sorbie held by the Company in the principal amount of $500,000, (ii) assumed liabilities due to the President of Sorbie under a pre-existing employment contract and (iii) replaced a certain secured promissory note of Sorbie in favor of Redken Laboratories in the principal amount of $3,250,000 with a $2,500,000 cash payment.

     In separate agreements, the Company amended the existing royalty contract between Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Mr. Trevor Sorbie. In accordance with the amended agreement, the royalty payment percentage rates payable upon future sales were reduced. The amended agreement also provides for the supply to Sorbie Trading Limited and Trevor Sorbie International, at their option, by Sorbie of such companies' requirements of certain products. The amended agreement contains certain non-competition provisions, effective until December 31, 1999, relating to the Sorbie Products (as defined in the amended agreement). The amended agreement expires in December 31, 2044, but any party thereto may renew it for successive ten-year periods until December 31, 2093.


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


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

      (a)      Exhibits

          10.1 Acquisition Agreement, dated December 31, 1995, between Colgate-Palmolive Company and The Stephan Co., with exhibits, including the Transition Agreement, included with the Form 8-K filed January 16, 1996 and as amended on January 22, 1996, is incorporated herein by reference.

          10.2 Acquisition Agreement, dated December 31, 1995, between The Mennen Company and The Stephan Co., with exhibits, included with the Form 8-K filed January 16, 1996 and as amended on January 22, 1996 is incorporated herein by reference.

          10.3 Letter agreement, dated December 31, 1995, between Colgate-Palmolive Company, The Mennen Company and The Stephan Co., included with the Form 8-K filed January 16, 1996 and as amended on January 22, 1996, is incorporated herein by reference.

          10.4 Settlement Agreement and Amendment, dated December 5, 1996, between The Stephan Co., The Mennen Company and Colgate-Palmolive Company, included with the Form 10-K filed April 15, 1997, is incorporated herein by reference.

          10.5 The Trademark License Agreement, dated December 5, 1996, between Colgate-Palmolive Canada, Inc. and The Stephan Co., included with the Form 10-K filed April 15, 1997, is incorporated herein by reference.

          10.6 Trademark License and Supply Agreement, dated March 7, 1996, between Color Me Beautiful, Inc. and The Stephan Co., included with the Form 8-K filed March 20, 1996, is incorporated herein by reference.

          10.7 Agreement, dated June 28, 1996, for the acquisition of Sorbie Acquisition Co. and Subsidiaries, with exhibits, included with the Form 8-K filed July 15, 1996, and as such was amended on August 21, September 16 and October 9, 1996, is incorporated herein by reference.

          10.8  Amended and Restated Sorbie Products Agreement, dated
June 27, 1996, among Sorbie Acquisition Co., Sorbie Trading Limited, Trevor Sorbie International, PLC and Trevor Sorbie, included with the Form 8-K/A filed August 21, 1996, is incorporated herein by reference.

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

      /s/ Frank F. Ferola
By:___________________________________
   Frank F. Ferola
   President, Chairman of the Board and
   Principal Executive Officer
   September 22, 1997


      /s/ David A. Spiegel
By:___________________________________
   David A. Spiegel
   Principal Financial Officer and
   Principal Accounting Officer
   September 22, 1997




     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      /s/ Frank F. Ferola
By:______________________________
   Frank F. Ferola, Principal
   Executive Officer and Director
   Date: September __, 1997