Form 10-Q/A
period 1997-06-30
STEPHAN CO
filed 1997-09-22
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q/A

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


    The undersigned hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 to read as follows:

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

Selling, general and administrative expenses have increased approximately 17% for the six months ended June 30, 1997 and approximately 13% for the second quarter of 1997. This increase is due to higher expenses in connection with the Trevor Sorbie line acquired in late June 1996. The decline from 17% overall to 13% in the second quarter is indicative of the continuing cost savings and containment policies instituted by the Company as it relates to the Trevor Sorbie line. While the Company's management believes that it can effectively control selling, general and administrative expenses, such expenses are expected generally to continue to be higher than in quarters prior to the acquisition of the Trevor Sorbie product line because professional hair care products generally require higher advertising, promotional and employment-related expenses than other product lines of the Company. However, higher selling, general and administrative expenses are substantially offset because, as indicated above, the Company's professional hair care products yield greater gross profit margins. The net result of the foregoing is expected to have a positive effect on operating results.

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
____________________________________
Frank F. Ferola, President, Chairman
of the Board and Principal
  Executive Officer
September 22, 1997



  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial Officer and
  Principal Accounting Officer
September 22, 1997