Form 10-Q
period 1997-09-30
STEPHAN CO
filed 1997-11-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended September 30, 1997 Commission File No. 1-4436

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

                (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Common Shares outstanding as of October 31, 1997

                              4,419,699


                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 1997

                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996               3-4

           Consolidated Statements of Operations
           Nine months ended September 30, 1997 and 1996           5

           Consolidated Statements of Operations
           Quarter ended September 30, 1997 and 1996               6

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 1997 and 1996          7-8

           Notes to Consolidated Financial Statements             9-12

           ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations.                       13-15

PART II.   OTHER INFORMATION

           ITEM 4.  Submission of matters to a vote
                    of Security Holders                           16

           ITEM 6.  Exhibits                                      16

SIGNATURES                                                        17

          CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
   PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Examples of forward-looking statements contained herein include statements with respect to (i) anticipated level of debt, and (ii) anticipated goodwill arising from acquisitions. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors and qualifications discussed herein with such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                           September 30,     December 31,
                                                1997             1996
                                            ___________      ____________

                                            (UNAUDITED)
CURRENT ASSETS

 Cash and cash equivalents                  $ 7,716,303      $  8,276,976
 Accounts receivable, net                     6,347,958         3,405,547
 Inventories, net                            11,885,848         8,432,185
 Prepaid expenses and other
  current assets                                236,611           293,425
                                            ___________      ____________

   TOTAL CURRENT ASSETS                      26,186,720        20,408,133

PROPERTY, PLANT AND EQUIPMENT, net            2,781,658         2,160,678

INTANGIBLE ASSETS, net                       27,994,460        23,131,120

OTHER ASSETS                                    707,562           798,579
                                            ___________       ___________

   TOTAL ASSETS                             $57,670,400       $46,498,510
                                            ===========       ===========





















              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,     December 31,
                                               1997              1996
                                           ____________      ____________

                                            (UNAUDITED)
CURRENT LIABILITIES

 Current portion of
  long-term debt                           $  1,650,517      $  1,804,879
 Accounts payable and
  accrued expenses                            2,870,491         2,553,974
 Notes payable to bank                        3,400,000         1,400,000
 Acquisition note payable                     2,399,400              -
 Income taxes payable                         1,105,122           464,593
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                 11,425,530         6,223,446

DEFERRED INCOME TAXES                           501,863           298,461

LONG-TERM DEBT                                5,395,555         6,688,930
                                           ____________      ____________

   TOTAL LIABILITIES                         17,322,948        13,210,837
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,329            41,475
  Additional paid in capital                 16,114,869        12,967,462
  Retained earnings                          24,318,864        20,278,736
                                           ____________      ____________

                                             40,478,062        33,287,673

    LESS: TREASURY STOCK(13,200 SHARES)        (130,610)             -
                                           ____________      ____________

    TOTAL STOCKHOLDERS' EQUITY               40,347,452        33,287,673
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 57,670,400      $ 46,498,510
                                           ============      ============




             See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Nine Months Ended Sept. 30,
                                             ===========================
                                                     (UNAUDITED)
                                                 1997            1996
                                             ___________     ___________

NET SALES                                    $21,080,517     $20,218,629

COST OF GOODS SOLD                             7,266,564       8,059,473
                                             ___________     ___________

GROSS PROFIT                                  13,813,953      12,159,156

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      7,235,013       6,106,984
                                             ___________     ___________

OPERATING INCOME                               6,578,940       6,052,172

OTHER INCOME(EXPENSE)
  Interest income                                279,400         288,551
  Interest expense                              (444,467)       (204,079)
  Other income                                    93,750          56,250
                                             ___________     ___________

INCOME BEFORE TAXES                            6,507,623       6,192,894

INCOME TAXES                                   2,213,931       2,189,529
                                             ___________     ___________

NET INCOME                                   $ 4,293,692     $ 4,003,365
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $      1.01     $       .97
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,235,921       4,137,053
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Quarter Ended September 30,
                                             ===========================
                                                     (UNAUDITED)
                                                 1997            1996
                                             ___________     ___________

NET SALES                                    $ 7,580,618     $ 7,010,887

COST OF GOODS SOLD                             2,540,924       2,736,754
                                             ___________     ___________

GROSS PROFIT                                   5,039,694       4,274,133

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,532,287       2,101,434
                                             ___________     ___________

OPERATING INCOME                               2,507,407       2,172,699

OTHER INCOME(EXPENSE)
  Interest income                                 88,906          94,508
  Interest expense                              (175,062)       (143,866)
  Other income                                    31,250          13,050
                                             ___________     ___________

INCOME BEFORE TAXES                            2,452,501       2,136,391

INCOME TAXES                                     845,456         684,834
                                             ___________     ___________

NET INCOME                                   $ 1,607,045     $ 1,451,557
                                             ===========     ===========

NET INCOME PER COMMON SHARE                  $       .37     $       .35
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,398,603       4,159,703
                                             ===========     ===========











               See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Nine Months Ended Sept. 30,
                                             ===========================
                                                     (UNAUDITED)
                                                1997             1996
                                             ___________     ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 4,293,692     $ 4,003,365
                                             ___________     ___________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                  198,832         151,261

   Amortization                                  738,613         396,970

   Deferred income taxes                         203,402         100,608

   Provision for doubtful accounts                15,616          36,005

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                        (1,967,411)     (1,052,275)

   Inventory                                  (1,869,997)     (1,161,216)

   Prepaid expenses
    and other current assets                      56,814         (10,774)

   Accounts payable
    and accrued expenses                      (2,685,057)     (2,461,503)

   Income taxes payable                          640,529         751,993
                                            ____________    ____________

    Total adjustments                         (4,668,659)     (3,248,931)
                                            ____________    ____________
Net cash flows provided by
 operating activities                           (374,967)        754,434
                                            ____________    ____________





            See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended Sept. 30,
                                             ===========================
                                                      (UNAUDITED)
                                                 1997            1996
                                             ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                 (444,812)       (146,009)

 Net changes in other assets                      91,017         757,036
                                             ___________     ___________

Net cash flows provided by/(used in)
 investing activities                           (353,795)        611,027
                                             ___________     ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank loan                       2,000,000       7,000,000

 Repayments of long-term debt                 (1,447,737)     (8,965,224)

 Acquisition of treasury stock                  (130,610)       (108,943)

 Proceeds from exercise of options                  -             50,009

 Dividends paid                                 (253,564)       (248,057)
                                             ___________     ___________
Net cash flows used in
 financing activities                            168,089      (2,272,215)
                                             ___________     ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                               (560,673)       (906,754)

CASH, BEGINNING OF PERIOD                      8,276,976       7,711,239
                                             ___________     ___________

CASH, END OF PERIOD                          $ 7,716,303     $ 6,804,485
                                             ===========     ===========

Supplemental Disclosures of Cash Flow Information:

          Interest paid                      $   456,442     $   199,041
                                             ===========     ===========

          Income taxes paid                  $ 1,336,000     $ 1,195,000
                                             ===========     ===========

             See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

           PRINCIPLES OF CONSOLIDATION:    The consolidated financial
statements include the accounts of The Stephan Co., and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan and Co. (formerly Heads or Nails, Inc.), Scientific Research Products of Delaware, Inc., Sorbie Acquisition Co. and subsidiaries, acquired June 28, 1996 and Stephan Distributing, Inc., which purchased the "Image" and "Modern" brand lines from New Image Laboratories, Inc. on June 26, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


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

There were no significant differences as of September 30, 1997 and December 31, 1996 in the carrying value and fair market value of financial instruments.

           CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Agency notes, and municipal bonds generally having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts and instruments as of September 30, 1997 and 1996 were approximately $7,260,000 and $6,640,000 respectively.

           INVENTORIES:    Inventories are stated at the lower of cost
(determined on the first-in, first-out basis) or market.

                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


           Inventories were as follows:

                                     September 30,            December 31,
                                         1997                     1996
                                      ___________             ____________

Raw Materials                         $ 1,326,616             $  1,087,257
Packaging and components                3,120,878                2,341,759
Work in progress                          602,156                1,019,317
Finished goods                          6,836,198                3,983,852
                                      ___________             ____________

  Total Inventories                   $11,885,848             $  8,432,185
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

                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


      NET INCOME PER SHARE: Net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock and common stock assumed to be outstanding upon exercise of all stock options, utilizing the treasury stock method. The weighted average number of shares outstanding was 4,235,921 for the nine months ended September 30, 1997 and 4,137,053 for the nine months ended September 30, 1996. For the quarter ended September 30, 1997, the weighted average number of shares outstanding was 4,398,603 and 4,159,703 for the quarter ended September 30, 1996. Fully diluted earnings per share is not presented as it is not materially different.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the quarter ended September 30, 1997 were up over 8% to approximately $7,600,000 when compared to the approximate $7,000,000 achieved in the third quarter of 1996. The increase in sales was due, in part, to an increase in business as a result of the acquisition of brands from New Image Laboratories, Inc., primarily from the Image professional hair care line. Net income for the third quarter of 1997 increased 11%, to $1,600,000 compared to the $1,450,000 for the quarter ended September 30, 1996. Earnings per share for the third quarter was $.37 compared to $.35 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, net income was up approximately 7% compared with the corresponding nine month period in 1996, increasing approximately $290,000, to $4,294,000 while earnings per share rose four cents a share from $.97 to $1.01. The Company's gross profit percentage increased over 5% for the nine months and quarter ended September 30, 1997 when compared to the prior year's corresponding periods. The gross profit margin continues to increase due to the change in the Company's product mix attributable to the former Colgate-Palmolive brands, the Trevor Sorbie product line and continuing competitive pricing received on purchases of raw materials and components. The addition of the Image brand from New Image Laboratories, Inc. also had a significant positive impact on the gross profit percentage in the third quarter. Image sales for the third quarter were as anticipated and due to the phase out of production in California and the relocation of equipment to our Tampa facility, the Company has a backlog of over $1,000,000 and production capacity is expected to increase significantly in the latter part of the fourth quarter of 1997. Sales of the Modern brands in the third quarter were lower than historical levels inasmuch as many of the larger chain customers had dropped the line due to production and distribution problems stemming from the financial instability of New Image Laboratories. Management of the Company believes, (although there can be no assurances), that some, or many of these customers will carry the lines again within the next 12 months once production has begun on a consistent basis in Tampa.

Selling, general and administrative expenses have increased approximately 18% for the first nine months of 1997 and approximately 21% for the third quarter of 1997 when compared to the corresponding period in 1996. This increase is due to higher expenses in connection with the Trevor Sorbie line acquired in late June, 1996, the Image professional line acquired in late June, 1997 and the continuing marketing efforts associated with the retail brands purchased from the Colgate-Palmolive Company, including the hiring of master brokers to handle our retail products. While the Company's management believes that it can effectively control selling, general and administrative expenses, such expenses are expected generally to continue to be higher than in quarters prior to the acquisition of the

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Sorbie and Image professional hair care lines because these hair care lines generally require higher advertising, promotional and employment related expenses than other product lines of the Company. However, higher selling, general and administrative expenses are substantially offset because, as indicated above, the Company's professional hair care products yield greater gross profit margins. The net result of the foregoing is anticipated to have a positive effect on operating results.

Interest expense increased over $240,000 for the current nine month period and over $30,000 for the current quarter due to interest incurred on the Colgate-Palmolive brand acquisition, the Trevor Sorbie acquisition and the Image/Modern brands acquisition loans.

Other income of $93,750 is a result of the royalty received in connection with the Frances Denney/Color Me Beautiful licensing agreement entered into in January, 1996.

Tax advantages of merchandise donated to a charitable organization in the first and second quarters of 1997 reduced the effective rate used to compute income tax expense for the nine months ended September 30, 1997.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 1997, the Company had over $7,700,000 in cash and cash equivalents, which represented a decrease of approximately $560,000 since December 31, 1996. Total current assets at September 30, 1997 was $26,200,000, which was an increase of approximately $5,800,000. Working capital was over $14,750,000, close to the $14,200,000 at December 31, 1996.

On June 26, 1997, the Company closed on the acquisition of two product lines from New Image Laboratories, Inc. As a result, the Company acquired the professional hair care line of products marketed under the brand name "Image" and a retail hair care line know as "Modern" and marketed under the trade name "Stiff Stuff". In addition to being popular hair care lines, these brands have international distribution which management believes will enhance the distribution of other Stephan Co. products. The brands were acquired for (i) 250,000 shares of restricted Stephan Co. stock, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and (ii) 100,000 restricted shares to be issued over the next two years contingent upon on the achievement of certain earnings levels as set forth in the acquisition agreement. The acquisition was accounted for as a purchase, with a net value of approximately $5,000,000 based upon the quoted market price of Stephan Co. stock at the time of

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

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

In July, 1997, the Company increased its bank line of credit from $2,000,000 to $5,000,000, and borrowed an additional $2,000,000, leaving an unused line of credit of $2,000,000 available to retire the remaining trade payables assumed in the Image acquisition. The Company anticipates that this remaining line of credit will provide the necessary funds for the above, as well as providing additional borrowing capacity for future acquisitions, if necessary. Additionally, and in accordance with the terms of the acquisition agreement, the Company secured a letter of credit for approximately $2,900,000 to guarantee the payment of trade liabilities assumed. The letter of credit has since been reduced to approximately $700,000, reflecting reduced liability as a result of the satisfaction of outstanding liabilities.

In August, 1997, the Company paid its ninth consecutive quarterly dividend of $.02 per share, bringing total dividend payments in 1997 to $253,564, and overall, just under $750,000 has been paid out to shareholders since the Company paid its first dividend in 1995.

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 1997 AND 1996



                         PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation's Annual Meeting of Stockholders was held on Friday, August 29, 1997. The following individuals were nominated and elected to be directors of the Corporation by a majority of the stockholders.

                               Frank F. Ferola
         Thomas M. D'Ambrosio                    John DePinto
         Leonard Genovese                        Curtis Carlson


         In addition to the above, the Company's 1990 Key Employee Stock Incentive Plan was amended, including an amendment to increase the number of shares available for grant thereunder from 470,000 to 870,000, by a vote of the majority of the stockholders.

ITEM 6.  EXHIBITS

 (a)  Exhibit 27 - Financial Data Schedule

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
November 14, 1997




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial
  and Accounting Officer
November 14, 1997