Form 10-K
period 1997-12-31
STEPHAN CO
filed 1998-04-15
CIK 94056

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

          For the Fiscal Year Ended December 31, 1997


                                OR

   ___
  |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  |___|   OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

          For the transition period from _______  to ______

                       Commission File No. 1-4436


                            THE STEPHAN CO.
  _______________________________________________________________
        (Exact Name of Registrant as Specified in its Charter)


               Florida                             59-0676812
  ________________________________              _________________
   (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)               Identification No.)


     1850  West McNab Road, Fort Lauderdale, Florida     33309
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

                       YES X         NO
                          ____         _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                 $ 59,664,000 as of March 31, 1998

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,725,858 Shares of Common Stock, $.01 Par Value,
                      as of March 31, 1998

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the Company's proxy statement for the Registrant's 1998 annual meeting to be filed no later than 120 days after the end of the Company's fiscal year are incorporated by reference in Part III of this Form 10-K.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................  10
Item 3:   Legal Proceedings..........................................  11
Item 4:   Submission of Matters to a Vote of Security Holders......... 11

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  12
Item 6:   Selected Financial Data....................................  13
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  14
Item 8:   Financial Statements and Supplementary Data................  16
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  16

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  17
Item 11:  Executive Compensation.....................................  17
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  17
Item 13:  Certain Relationships and Related Transactions.............  17

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   18

Signatures..........................................................   19

                               PART I

     Certain statements in this Annual Report on Form 10-K("Form 10-K") under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of The Stephan Co. and its subsidiaries to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, proceedings; the ability to successfully integrate newly-acquired businesses and any risks and problems inherent in such businesses, and other factors or events referenced in the Form 10-K. The Stephan Co. does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.   Business

  GENERAL

     The Stephan Co.(the "Registrant" or the "Company"), founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products on both a wholesale and retail level. The Registrant is comprised of The Stephan Co. ("Stephan") and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc. and Stephan Distributing, Inc. The Company considers itself to be in a single line of business for reporting purposes.

  The Stephan Co.

     Located in Fort Lauderdale, Florida, The Stephan Co. ("Stephan") is principally engaged in the manufacturing of hair care products for sale by two of its subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., in addition to manufacturing products marketed under the STEPHAN brand name. Stephan also markets and distributes hair and skin care products under various trade names through different divisions. Retail brands acquired from Colgate-Palmolive and The Mennen Co. in December, 1995 include product lines such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions and Protein 29 and Wildroot hair care products for men. These brands, manufactured by the Company's Tampa facility, accounted for approximately $5,100,000 of sales, or approximately 19% of consolidated revenues. The

Frances Denney division of Stephan continues to market a full line of cosmetics through retail and mail-order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., the Registrant markets HOPE, INTERLUDE AND FADE-AWAY products through several retail chains, including J.C. Penney, in the United States and Canada.

Colgate Palmolive and Mennen Company Products: On December 31, 1995, the Registrant entered into asset purchase agreements (collectively, the "Acquisition Agreements") with each of Colgate Palmolive Company and its subsidiary, The Mennen Company (collectively, the "Sellers"), for the acquisition by the Registrant of certain consumer product brands of the Sellers, as well as a licensing agreement for the domestic distribution of Colgate-Palmolive's Cashmere Bouquet talc product line (the "U.S. Trademark License"). The aggregate purchase price for the brands and the U.S. Trademark License was a minimum of $12,000,000, comprised of a $2,000,000 cash down payment, five-year 8% promissory notes in an aggregate amount of $6,000,000 and an 8% royalty payment based upon "net sales" of the acquired/licensed products (as defined in the Acquisition Agreements) for a period of eight years (the "Deferred Payments"), with a minimum aggregate royalty payment of $4,000,000. In June 1996, the Registrant refinanced the existing notes payable to the Sellers by securing a five-year term loan with a bank.

     The Registrant purchased the Wildroot product line of men's hair care products from, and executed a licensing agreement for the manufacture and domestic distribution of the Cashmere Bouquet talc line with, Colgate Palmolive Company. Protein 29 and Protein 21, both hair grooming preparations; Balm Barr, a hand and body lotion and creme product for women; Stretch Mark, a massage creme for women; and Quinsana, a medicated anti-fungal talc, were purchased from The Mennen Company.

     In December 1996, the Registrant entered into a Settlement Agreement and Amendment with the Sellers (the "Settlement Agreement") to resolve certain outstanding disputes between them in respect of the Acquisition Agreements. In general, the Settlement Agreement (i) terminated an agreement which granted the Registrant the right to cause the Sellers to repurchase certain products if certain minimum net sales (as defined in the Settlement Agreement) were not achieved, (ii) required the Sellers to remit $500,000 in cash to the Registrant, and (iii) provided for the licensing to the Registrant of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the Settlement Agreement provided that (i) Deferred Payments would be made with respect to products sold under the Canadian Trademark License, (ii) total Deferred Payments would be subject to a maximum of $4,000,000, and (iii) the Registrant is required to pay the greater of $150,000 and 50% of such Deferred Payments in immediately available funds, with the balance payable, at the option of the Registrant, by wire transfer or a five-year promissory note. The Registrant has made three of such payments in cash since execution of the Agreement. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Registrant must pay the difference in cash between that amount and Deferred Payments made prior to such date.

	The U.S. Trademark License grants the Registrant an exclusive license to use certain trademarks relating to the Cashmere Bouquet product line in connection with the manufacture and distribution of such product lines in the United States. The Canadian Trademark License grants the Registrant an exclusive license to use certain trademarks relating to the Cashmere
Bouquet powder product line in Canada. Each of the U.S. Trademark License and the Canadian Trademark License has an initial term of ten years and is automatically renewable for successive ten-year periods unless earlier terminated by breach, mutual agreement or upon certain other specified events. Any products sold under the License Agreement are included in net sales for purposes of determining the Deferred Payments.

Color Me Beautiful, Inc.: In March 1996, the Registrant entered into a Trademark License and Supply Agreement with Color Me Beautiful, Inc. ("CMB") to license select products of the Registrant's Frances Denney Line and to supply the requirements of CMB for such products. The agreement provides CMB with the exclusive right to market and distribute specified Denney products in certain retail chain stores in the United States and Canada. The agreement provides for royalty payments by CMB based upon net sales (as defined in the agreement), with guaranteed minimum annual royalty payments throughout the term of the Agreement which are credited against accrued royalties. The agreement also provides for the Registrant to be the exclusive supplier of products sold under the agreement. The agreement continues in effect unless terminated (i) by the Registrant, upon the occurrence of certain events including, among others, bankruptcy or a change of control (as defined in the agreement) of CMB, (ii) by either party, upon the occurrence of a material breach by the other, (iii) by CMB, on 180 days prior notice or (iv) by mutual agreement.

     Stephan also manufactures and sells products under the name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors. The Registrant's trademark "STEPHAN'S" and the design utilized thereby has been registered with the United States Patent and Trademark Office, which registration is not due for renewal until 2001. Sales of the parent company, Stephan, including the Frances Denney product line as well as other retail products, accounted for approximately 22% of consolidated revenues.

     The Fort Lauderdale location also serves as the Registrant's corporate headquarters, and the Registrant provides general management services to its subsidiaries therefrom.

  Old 97 Company.

     Old 97 Company ("Old 97"), located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as the Company's second manufacturing facility. The Tampa facility manufactures most of the products sold by the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. Old 97 is also responsible for distribution of the above products. In addition to the above, Old 97 is responsible for the manufacturing of custom "private label" products, which is the manufacturing of products marketed and sold under the brand names of customers. In 1997, one private label customer, Vogue International, accounted for 10.4% of the Company's sales. This was the only customer of the Registrant to have sales in excess of 10% of the Registrant's consolidated revenues.

  Williamsport Barber and Beauty Corp.

     Williamsport Barber and Beauty Corp. ("Williamsport") was acquired in January, 1992 and is located in Williamsport, Pa. Williamsport, a large mail order beauty and barber supply company, had sales of $3,400,000, which accounted for almost 13% of consolidated revenues for the year ended December 31, 1997.

  Stephan & Co.

     Formerly known as Heads or Nails, Inc. and acquired in August, 1993, Stephan & Co. has focused its attention on the manufacture and supply of personal care amenity products for cruise ships, with production and shipping commencing in December, 1995. Sales by Stephan & Co. for the year ended December 31, 1997 were not material.

  Scientific Research Products, Inc. of Delaware.

     Purchased by the Company in April, 1994, Scientific Research Products was one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific Research Products accounted for 26% of the Registrant's consolidated revenues, with sales approximating $7,000,000. In addition to the above, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a company acquired by the Registrant in 1986. Sales by Foxy Products, Inc. for the year ended December 31, 1997 were not material.

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

	In separate agreements, the Company amended the existing royalty contract between Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Mr. Trevor Sorbie. In accordance with the amended agreement, the royalty payment percentage rates payable upon future sales were reduced. The amended agreement also provides for the supply to Sorbie Trading Limited and Trevor Sorbie International, at their option, by Sorbie, of such companies' requirements of certain products. The amended agreement contains certain non-competition provisions, effective until December 31, 1999, relating to the Sorbie Products (as defined in the amended agreement). The amended agreement expires in December 31, 2044, but any party thereto may renew it for successive ten-year periods until December 31, 2093.
    Sorbie, prior to the acquisition, was a major customer of the Registrant and is a distributor of a professional line of hair care products sold to salons in the United States, Canada and Mexico through a network of distributors. Sales of professional hair care products in 1997 were $4,800,000, representing 17.5% of consolidated revenues.

  Stephan Distributing, Inc.

     On June 26, 1997, the Company, through Stephan Distributing, Inc., a newly-formed subsidiary, acquired several product lines from New Image Laboratories, Inc. (New Image). The primary brand acquired was a professional hair care line of products marketed under the brand name "Image", in addition to a retail hair care line know as "Modern" and marketed under the brand name "Stiff Stuff". Three smaller hair care lines, "Ecoterra", "Pure Botanicals"/"Deep Earth", and "Modern Essences" were also acquired in the transaction. The brands were acquired for (i) 250,000 shares of the Registrant's restricted common stock, valued at $10.81 per share, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and (ii) up to 100,000 restricted shares to be issued over the next two years contingent upon the achievement of certain earnings levels as set forth in the acquisition agreement. The acquisition was accounted for as a purchase, with a net value of approximately $2,700,000 based upon the quoted market price of the Registrant's stock at the time of issuance.

     Pursuant to the transaction, the Company acquired certain accounts receivable, inventory, fixed assets and trademarks as well as assuming certain outstanding trade and other liabilities of approximately $5,332,000. The liabilities acquired are subject to the terms of a liquidating trust agreement, and as provided for in the Asset Purchase Agreement, the Registrant delivered a note payable in the amount of $2,399,400, payable in two equal installments due in December, 1997 and February, 1998. Additionally, the Registrant provided the Trust with a standby letter of credit in the amount of $2,932,600. As indicated above, the purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. The Registrant believes that based upon information available at December 31, 1997, the 125,000 shares held in escrow will be returned to the Company. The value of trademarks recorded, approximating $4,100,000, is net of this anticipated purchase price adjustment.

     In addition to being popular hair care lines, the brands acquired from New Image have international distribution which the Registrant believes will enhance the distribution of other Stephan Co. products. Sales of brands acquired from New Image Laboratories, Inc. amounted to approximately $2,900,000 for the period ended December 31, 1997, which represented over 10.5% of the Registrant's consolidated revenues.

  Morris Flamingo-Stephan, Inc.

     On March 18, 1998, the Registrant and Morris Flamingo-Stephan, Inc. signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky
A. Shaheen, for the acquisition of certain assets and liabilities

(including the immediate payment of a note payable to Fleet Capital Corporation approximating $1,880,000) of Morris-Flamingo, L.P. in exchange for 307,058 shares of the Registrant's restricted common stock. The transaction will be recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,500,000 will be recorded. The agreement also provides for 30% of the shares issued to be held in escrow, pending the final determination of the value of the net assets acquired within 90 days of closing.

     Morris-Flamingo, L.P. is a large mail order barber and beauty supply retailer, similar to the Registrant's subsidiary, Williamsport Barber and Beauty Corp. The Company believes that this acquisition will enhance current distribution channels and provide a larger, more broad based market for the products manufactured by the Company.

     In connection with the acquisition of Morris-Flamingo, L.P., and the related agreement to retire the outstanding Fleet Capital Corporation debt, the Registrant secured additional financing from NationsBank, N.A.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of chemicals, alcohol, perfumes, paper labels, plastic bottles and caps. All materials are readily available at competitive prices from numerous sources and have been purchased from domestic suppliers. Neither the Registrant nor any of its subsidiaries has ever experienced any shortage in supplies thereof nor are any such shortages anticipated by the Registrant and its subsidiaries in the reasonably foreseeable future.

     The Registrant and its subsidiaries try to maintain a level of inventory of their products sufficient for a period of at least two months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of March 31, 1998, the dollar amount of backlog orders was not believed by the Registrant to be material.

  RESEARCH AND DEVELOPMENT

     During each of the three fiscal years ending December 31, 1997, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques as determined in accordance with generally accepted accounting principles were not believed by the Registrant to be material and were expensed as incurred.

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

GOVERNMENT AND INDUSTRY REGULATION, ENVIRONMENTAL MATTERS

     The Registrant is subject to regulation by the Food and Drug Administration ("FDA"), in addition to other Federal, State and local regulatory agencies. The Company believes that it is in substantial compliance with all applicable regulations. In addition, the Registrant does not believe that compliance with existing or proposed environmental standards, practices or procedures will have a material adverse effect on operations, capital expenditures or the competitive position of the Company.

  EMPLOYEES

     As of March 31, 1998, in addition to its six officers, the Registrant and its subsidiaries employed approximately 200 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees during the remainder of 1998, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by any collective bargaining agreement and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. Approximately two-thirds of the space is utilized by the Registrant for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products that are housed in its facility in Fort Lauderdale, Florida. The Registrant believes that such facilities and equipment are adequate for its needs in the reasonably foreseeable future.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, located at 2306 35th Street, Tampa, Florida 33605. Such facilities are utilized by Old 97 in the manufacture of its various product lines. In October, 1994, Old 97 acquired land and two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building comprising 12,500 square feet is being used for office facilities and order fulfillment for the Frances Denney line. The second building, with approximately 30,000 square feet, is used as a warehouse and distribution facility.

     In connection with the acquisition of Scientific Research Products, the Registrant assumed the leased interest in the office, warehouse and distribution facility located at 1601 SW 5th Court, Pompano Beach, Florida 33069, under a lease which, by its terms, expired in October, 1997, with 1997 rental payments of approximately $180,000. These premises are currently being occupied on a month to month basis.

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

Item 4.  Submission of Matters to a Vote
         of Security Holders

     The Company has not submitted any matters to a vote of security holders since the August, 1997 Annual Meeting.

                               PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is traded on the American Stock Exchange ("AMEX"). The following table sets forth the range of high and low sales prices for the Registrant's common stock for each quarterly period within the Registrant's two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 1996           $ 17.13              $ 14.25
         June 30, 1996              16.88                14.25
         September 30, 1996         16.00                12.25
         December 31, 1996          13.00                11.50
___________________________________________________________________________

         March 31, 1997           $ 14.75              $ 11.00
         June 30, 1997              11.00                 9.19
         September 30, 1997         14.25                10.75
         December 31, 1997          14.50                11.75



(b)     Holders

     As of March 15, 1998, the Registrant's Common Stock was held of record by approximately 430 holders; however, the Registrant's stock is believed to be held in approximately 2,000 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 and 1997. Future dividends, if any, will be determined by the Company's Board of Directors, at their discretion, based on various factors, including the Company's profitability and anticipated capital needs.

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

Item 6.  Selected Financial Data (a)



                   1997       1996       1995       1994      1993
                         (in thousands, except per share data)
                 ____________________________________________________

Net sales         $27,113    $25,779    $26,197    $24,341   $16,719

Income before
 income taxes       7,697      7,093      6,426      6,200     4,350

Net Income          5,041      4,679      4,315      4,076     2,776

Current assets     25,735     19,706     20,438     17,342    12,258

Total assets       57,464     46,499     42,463     29,074    19,606

Current
 liabilities        8,468      6,223      4,674      3,525     2,687

Long term debt      9,078      6,689      9,112        811       950

PER COMMON SHARE
  (Basic and Diluted): (b)

 Net Income          1.20       1.13       1.05       1.01       .86

 Cash dividends       .08        .08        .04       None      None


                       Notes to Selected Financial Data


 (a) The selected financial data includes the operations of the Company and its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport Barber and Beauty Corp. (acquired in 1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993), Scientific Research Products, Inc. of Delaware (acquired in
1994), Trevor Sorbie of America, Inc. (acquired in 1996) and Stephan Distributing, Inc., who acquired the brands from New Image Laboratories, Inc. in 1997.

 (b) Earnings per common share is based upon the weighted average number of common shares outstanding, in accordance with Statement of Financial Accounting Standards No. 128, issued in February, 1997, and after giving effect to stock splits in 1993. The weighted average number of shares outstanding were 4,213,372 for 1997, 4,138,629 for 1996, 4,120,304 for
1995, 4,031,558 for 1994, and 3,237,944 for 1993.  The weighted average number of shares for 1995, 1994 and 1993, as well as the earnings per share for 1994 and 1993, have been restated in accordance with SFAS No. 128.

This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report.

          Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                       3/31/97   6/30/97   9/30/97   12/31/97
                       _______   _______   _______   ________
          Net sales    $ 6,394   $ 7,106   $ 7,581    $ 6,032
          Gross profit   4,059     4,716     5,040      3,106
          Net income     1,226     1,460     1,607        748
          Per share        .30       .35       .37        .17

                       3/31/96   6/30/96   9/30/96   12/31/96
                       _______   _______   _______   ________
          Net sales    $ 6,740   $ 6,468   $ 7,011    $ 5,560
          Gross profit   3,749     4,136     4,274      3,163
          Net income     1,219     1,332     1,452        676
          Per share        .30       .32       .35        .16


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          OVERVIEW

     Net income for the year ended December 31, 1997 was $5,041,000, or $1.20 per share, on revenues of $27,113,000, as compared to net income of $4,679,000, or $1.13 per share, on revenues of $25,779,000 for 1996. With the acquisition of the brands from New Image Laboratories, Inc. ("Image") at the end of the second quarter of 1997, the Company continued its practice of product line enhancement and diversification in an effort to decrease its historical dependency on major customers and to increase and diversify its channels of distribution. International distributors who were buying Image products have expressed interest in other product lines and the Company expects to be able to utilize their distribution capabilities. The gross profit margin of the Company has continued to increase as a result of the Image hair care lines, however this increased gross profit margin is higher in order to compensate for the additional selling and marketing expenses that these professional and retail hair care lines demand.

          RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO 1996
          ________________________________________________

     Sales for the year ended December 31, 1997 increased $1,335,000 from 1996 sales, due significantly to the acquisition of several brand lines from Image. Gross profit increased from $15,220,000 in 1996 to $16,921,000 in 1997, which represented a 11.2% increase. The gross profit margin increased to 62.4% in 1997 from 59% in 1996. As the product mix of sales continues to change from that of a private label "contract" filler to that of a manufacturer and distributor of professional and retail hair care lines, the gross margin continues to grow to cover the increased selling, general and administrative expenses that those product lines require. Selling, general and administrative expenses increased 10.6% in 1997 when compared to 1996, up from $8,239,000 to $9,110,000. The increase in these expenses can be attributed to several areas, such as national and regional sales personnel and the related travel expenses that accompany a sales force, commissions paid to sales representatives, promotional literature and point of purchase materials and promotions, retail distribution expenses dictated by major drug and department store retailers such as "slotting allowances", promotional "buy one-get one free" offers, "end-cap", coupons and other point of purchase rebates and sales allowances, increased freight and delivery expenses, as well as an increase in payroll and related payroll costs.

     Interest expense increased $287,000, to $642,000, as a result of the additional debt incurred in connection with the acquisitions made in 1997 and 1996. Other income increased $50,000 to $125,000 as a result of the royalty provision of the Color-Me-Beautiful Trademark and Licensing Agreement.

          YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO 1995
          ________________________________________________

     Net income rose in 1996 by $362,000 when compared to 1995, representing an 8% increase; however for the year, sales declined approximately $400,000 from 1995. Although private label production by the Tampa facility, Old 97, increased in 1996, sales for the year decreased slightly because revenue from the newly acquired Colgate-Palmolive (C-P) brands and the Trevor Sorbie line were less than the sales lost as a result of the loss of Martin Himmel Inc.'s private label talc production. Gross profit margin for the year increased from 52% in 1995 to 59% in 1996 as a result of the above and a change in the product mix and marketing strategy in connection with the Denney cosmetic line.

     The acquisition of the brands from C-P, as well as the Sorbie acquisition, increased selling, general and administrative expenses significantly in 1996. The C-P brands put the Company in more of a retail environment than previous products manufactured by the Company and this increased marketing costs after the transition period with C-P ended in July, 1996. The Sorbie line, sold in professional salons nationwide, also requires significant marketing and education expenses not previously experienced by the Company. These increased costs were more than offset by the significantly higher gross margins generated by these products.

     Interest expense increased as a result of the debt incurred in connection with the acquisitions made in 1995 and 1996 and other income of $75,000 was attributable to the royalty from the Color-Me-Beautiful Trademark and Licensing Agreement signed in the first quarter of 1996.

     LIQUIDITY AND CAPITAL RESOURCES: Working capital was approximately $17,267,000 at December 31, 1997, an increase of $3,784,000 from 1996, due largely to the acquisition of the brands from New Image Laboratories, Inc. in June, 1997. In exchange for 250,000 shares of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock, the Company acquired accounts receivable and inventory, among other assets and assumed certain liabilities. In addition, the Company restructured its line of credit from NationsBank, N.A. Cash and cash equivalents increased $214,000 to $8,491,000 from 1996.

     Accounts receivable and inventory have increased significantly from 1996 as a result of acquisitions made by the Company. Increased sales of retail brands acquired from Colgate-Palmolive and Image to large, national drug chains and other major retailers has increased the outstanding accounts receivable both from an actual dollar amount due to sales, as well as the length of time the receivable is outstanding. With respect to the increase in inventory, the Image acquisition has added a significant amount of Stock Keeping Units (SKU's) that the Company must manufacture and carry. As a result, many more chemicals, raw materials, components and packaging are required to be kept in stock in order to insure availability for production.

     In July, 1997, the Company restructured its unsecured line of credit with NationsBank, N.A., increasing the line from $2,000,000 to $5,000,000, and changing the maturity date of the loan to July, 1999. As of December 31, 1997, there was $1,000,000 available on the line, which was used to satisfy the note payable to trustee in February, 1998. It is currently estimated that approximately $500,000 will be returned from the Trustee of the Liquidating Trust when the Trust terminates in June, 1998, and these funds will be used to reduce the amount outstanding on the line of credit.

     The Company is subject to various covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with Nationsbank, N.A. At December 31, 1997, the Company significantly exceeded the minimum requirements of the covenants.

     In June, 1996, the Registrant refinanced the existing $6,000,000 notes payable to the Colgate/Mennen companies by securing a 5-year term loan with NationsBank N.A.(South). As a result, the Company reduced the interest rate on the debt from 8.00% to 7.85%. The new loan provides for monthly principal reductions of $100,000, plus interest, commencing in July, 1996.

     There are no material capital commitments for the upcoming year.

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

     Included in the Asset Purchase Agreement with Image, the Company acquired the computer system used by Image and is in the process of converting its existing computer systems to that system. The software in use will be updated by the end of 1998 and will be Year 2000 compliant. Management of the Company does not expect costs relating to Year 2000 problems to have any material effect on its financial condition, results of operations or cash flows.


Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements and supplementary data contained elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                               PART III


     The information required by Part III Items 10-13 of Form 10-K are incorporated by reference from the Registrant's Proxy Statement for its 1998 annual meeting of stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

  (a)     Exhibits

          10.1 Settlement Agreement and Amendment dated December 5, 1996, between The Stephan Co., The Mennen Company and Colgate-Palmolive Company, included with the Form 10-K for the year ended December 31, 1996, filed April 15, 1997, is incorporated herein by reference.

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

10.4  Acquisition Agreement dated as of May 23, 1997, between New
Image Laboratories, Inc., The Stephan Co. and Stephan Distributing, Inc., in connection with the acquisition of brands, included with the Form 10-Q for the period ended June 30, 1997, filed August 13, 1997, is incorporated by reference.

          27.  Financial Data Schedule

  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

          Independent Auditors' Report for the years ended
          December 31, 1997, 1996 and 1995.

          Consolidated Balance Sheets as of December 31, 1997 and 1996.

          Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP





Miami, Florida
April 9, 1998

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1997 AND 1996



                              ASSETS



                                           1997              1996
                                      ____________      ____________
CURRENT ASSETS

 Cash and cash equivalents            $  8,491,174      $  8,276,976

 Cash on deposit with trustee              610,126              -

 Accounts receivable, less
  allowance for doubtful accounts
  of $98,359 and $56,171 in 1997
  and 1996, respectively                 4,696,248         3,405,547

 Inventories                            11,667,672         7,729,657

 Prepaid expenses
  and other current assets                 269,304           293,425
                                      ____________      ____________

   TOTAL CURRENT ASSETS                 25,734,524	   19,705,605


PROPERTY, PLANT AND EQUIPMENT, net       2,760,011         2,160,678

INTANGIBLE ASSETS, net                  26,443,911        23,131,120

OTHER ASSETS                             2,525,948         1,501,107
                                      ____________      ____________
   TOTAL ASSETS                       $ 57,464,394      $ 46,498,510
                                      ============      ============














           See notes to consolidated financial statements.

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1997 AND 1996

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                          1997            1996
                                       ___________    ___________

CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                     $ 3,704,383    $ 2,553,974

 Notes payable to bank                     400,000      1,400,000

 Note payable to trustee                 1,199,700           -

 Current portion of
  long-term debt                         1,773,788      1,804,879

 Income taxes payable                    1,390,104        464,593
                                       ___________    ___________
   TOTAL CURRENT LIABILITIES             8,467,975      6,223,446

DEFERRED INCOME TAXES, net                 268,166        298,461

LONG-TERM DEBT, less current
  maturities                             9,078,114      6,688,930
                                       ___________    ___________
   TOTAL LIABILITIES                    17,814,255     13,210,837
                                       ___________    ___________
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,418,800 and 4,147,466 shares
   issued and outstanding at
   December 31, 1997 and 1996,
   respectively                             44,188         41,475

  Additional paid in capital            15,979,709     12,967,462

  Retained earnings                     24,977,805     20,278,736
                                       ___________   ____________
                                        41,001,702     33,287,673
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)          -
                                       ___________   ____________
  TOTAL STOCKHOLDERS' EQUITY            39,650,139     33,287,673
                                       ___________   ____________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $57,464,394    $46,498,510
                                       ===========    ===========


              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                1997             1996             1995
                            ____________     ____________     ____________


NET SALES                   $	27,113,306     $ 25,778,618     $ 26,196,516

COST OF GOODS SOLD            10,192,411       10,558,919       12,652,546
                            ____________     ____________      ___________
GROSS PROFIT                  16,920,895       15,219,699       13,543,970

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES      9,110,001        8,239,386        7,432,929
                            ____________     ____________      ___________

OPERATING INCOME               7,810,894        6,980,313        6,111,041

OTHER INCOME(EXPENSE)
 Interest income                 402,940          392,314          404,631
 Interest expense               (641,654) 	    (354,362)		  (92,416)
 Other                           125,000           75,000            2,540
                            ____________      ___________      ____________

INCOME BEFORE INCOME TAXES     7,697,180        7,093,265         6,425,796

INCOME TAXES                   2,656,171        2,414,105         2,110,385
                            ____________      ___________      ____________

NET INCOME                  $  5,041,009      $ 4,679,160      $  4,315,411
                            ============      ===========      ============

BASIC AND DILUTED
  EARNINGS PER SHARE        $       1.20      $      1.13      $       1.05
                            ============      ===========      ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          4,213,372        4,138,629         4,120,304
                            ============      ===========      ============












            See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                         Common Stock                               Treasury
                   _____________________  Additional                 Stock/
                                          Paid in     Retained    Contingently
                    Shares    Par Value   Capital     Earnings     Returnable
                                                                     Stock
                   _________  _________   __________  __________  ___________
Balances,
      Jan. 1, 1995  4,183,248  $  41,832  $13,715,319 $11,780,150  $ (884,000)

Treasury stock
      retired         (80,000)      (800)    (883,200)       -        884,000

Retirement of stock
 received in settlement
 with former
 stockholder          (16,105)      (161)    (309,860)       -           -

Stock options
      exercised        35,341        354       61,736        -           -

Dividends paid           -          -            -       (164,899)       -

Net income for 1995      -          -            -      4,315,411        -
                    _________  _________   __________  __________  __________
Balances,
     Dec. 31, 1995  4,122,484     41,225   12,583,995  15,930,662        -

Stock issued for
     acquisition       32,632        326      517,707        -           -

Stock options
     exercised          6,750         68       49,941        -           -

Treasury stock
     purchased           -          -            -           -       (184,325)

Treasury stock
     retired          (14,400)      (144)    (184,181)       -        184,325

Dividends paid           -          -            -       (331,086)       -

Net income for 1996      -          -            -      4,679,160        -
                    _________  _________   __________  __________  __________
Balances,
     Dec. 31, 1996  4,147,466     41,475   12,967,462  20,278,736        -

Stock issued for
     acquisition      250,000      2,500    2,700,625        -           -

Contingently returnable
     stock               -          -            -           -     (1,351,563)

Stock issued to
  Retire debt          34,534        345      442,100        -           -

Treasury stock
     purchased           -          -            -           -       (130,610)

Treasury stock
     retired          (13,200)      (132)    (130,478)       -        130,610

Dividends paid           -          -            -       (341,940)       -

Net income for 1997      -          -            -      5,041,009        -
                    _________  _________  ___________ ___________ ___________
Balances,
     Dec. 31, 1997  4,418,800  $  44,188  $15,979,709 $24,977,805 $(1,351,563)
                    =========  =========  =========== =========== ===========
                      See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
               _____________________________________________

                                          1997        1996          1995
                                       __________  ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $ 5,041,009  $ 4,679,160   $4,315,411
                                      ___________  ___________  ___________

Adjustments to reconcile net income
 to net cash flows provided by
 operating activities:

   Depreciation                          338,326      221,867      166,046

   Amortization                        1,094,948	    889,944      476,815

   Adjustment to Goodwill                111,788      123,016      127,991

   Deferred income taxes                 (30,295)     178,340       35,121

   Provision for doubtful accounts       120,953       10,978       78,951

Changes in operating assets
 and liabilities, net of effects
 of acquisitions:

   Accounts receivable                  (750,621)    586,073   (1,182,627)

   Inventories                        (2,354,349)    (555,425)    (809,948)

   Prepaid expenses
    and other current assets              24,121      (28,740)     (82,462)

   Other assets                       (1,024,841)	   (319,731)    (372,729)

   Accounts payable
    and accrued expenses              (1,385,587)  (2,340,331)    (851,196)

   Income taxes payable                  925,511	    464,593     (468,334)
                                      __________   __________   __________

    Total adjustments                 (2,930,046)   (769,416)  (2,882,372)
                                      __________   __________   __________
Net cash flows provided
 by operating activities               2,110,963   3,909,744    1,433,039
                                      __________   __________   __________




            See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
               _____________________________________________



                                         1997         1996         1995
                                      __________   __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition            -         128,445         -

  Colgate purchase price adjustment         -         331,000         -

  Cash deposited with trustee           (610,126)        -            -

  Purchase of property, plant
   and equipment                        (562,659)	   (229,238)	 (185,763)

  Purchase of intangible assets         (409,823)     (75,284)        -

  Maturities of marketable securities       -	       -      	  417,237
                                       __________   __________   __________
Net cash flows (used in)/provided by
 investing activities                  (1,582,608)    154,923	  231,474
                                       __________   __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt        (1,841,907) (10,033,528) 	 (143,002)

  Repayment of note payable
   to trustee                         (1,199,700)        -            -

  Proceeds from notes payable to bank  3,200,000    7,000,000         -

  Acquisition of treasury stock         (130,610)    (184,325)        -

  Dividends paid                        (341,940)    (331,086)    (164,899)

  Proceeds from exercise of
   stock options                            -          50,009 	   62,090
                                      __________   __________   __________
Net cash flows used in
 financing activities                   (314,157) (3,498,930)  	 (245,811)
                                      __________   __________   __________
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       214,198      565,737    1,418,702

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                  8,276,976    7,711,239    6,292,537
                                      __________   __________   __________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                      $ 8,491,174	$ 8,276,976  $ 7,711,239
                                      ==========   ==========   ==========


           See notes to consolidated financial statements.

                THE STEPHAN CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


Supplemental Disclosures of Cash Flow Information:


                                       1997          1996         1995
                                   __________     _________    __________

  Interest paid                   $   644,862   $   354,445   $    96,452
                                   ==========     =========    ==========
  Income taxes paid               $ 1,760,955   $ 1,612,417   $ 2,488,598
                                   ==========     =========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of the brands from New Image Laboratories, Inc. on June 26, 1997, the Company acquired inventory, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate value of $2,700,000.

On September 9, 1997, the Company issued 34,534 shares of common stock to Charles V. Hall, in satisfaction of the amount due him as a result of the acquisition of Trevor Sorbie of America, Inc. in June, 1996.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co. (formerly Heads or Nails, Inc.), Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc. and Stephan Distributing, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of personal care grooming products throughout the United States. The Company's business activity constitutes a single reportable segment for purposes of Statement of Financial Accounting Standards No. 14.

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

          MAJOR CUSTOMERS: Sales to customers in excess of 10% of net sales for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                 1997             1996             1995
                             __________        __________       __________

   Customer A               $      -          $      -         $ 3,572,000
   Customer B                      -                 -           4,265,000
   Customer C                      -                 -           3,128,000
   Customer D                 2,819,000         3,056,000             -
                             __________        __________       __________
                            $ 2,819,000       $ 3,056,000      $10,965,000
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

          LONG-LIVED ASSETS: The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the year ended December 31, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

          STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 11 to the financial statements.

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

There were no significant differences as of December 31, 1997 and 1996 in the carrying value and fair market value of financial instruments.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of 90 days or less when acquired. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 1997 and 1996 was approximately $7,342,000 and $7,023,000, respectively.

          INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Capitalized direct labor and overhead costs charged to inventory for the years ended December 31, 1997 and 1996 were approximately $2,404,000 and $2,037,000, respectively.

Capitalized direct labor and overhead costs included in inventory as of December 31, 1997 and 1996 were approximately $1,476,000 and $893,000 respectively.

          PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Routine repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

           Buildings and improvements                   15-30 years
           Machinery and equipment                      5-10 years
           Furniture and office equipment               3-5 years

          INTANGIBLE ASSETS: Intangible assets are amortized using the straight-line method based on the following estimated useful lives:

               Goodwill                           20-40 years
               Covenant not to compete            7 years
               Trademarks                         20-40 years
               Deferred acquisition costs         10 years

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

          EARNINGS PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS) and requires the Company to restate all prior years' EPS data presented. The adoption of SFAS No. 128 did not have a material effect on the Company's previously reported earnings per share. Basic and diluted EPS are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding. The Company has 303,253 outstanding stock options, of which 138,872 are exercisable. These options were not included in the calculation of earnings per share because their inclusion would be antidilutive.

          NEW FINANCIAL ACCOUNTING STANDARDS: In June, 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. The provisions of SFAS No. 130 must be adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting of comprehensive income and its components. Implementation of this disclosure standard will not affect the Company's financial position, results of operations or the manner in which financial information is currently presented. In accordance with SFAS No. 131, the Company may be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard, which must be adopted by December 31, 1998, will not affect the Company's financial position or results of operations.

          RECLASSIFICATIONS: Certain reclassifications have been made to prior year amounts to conform to current year presentation.

NOTE 2.   SIGNIFICANT TRANSACTIONS

     On June 26, 1997, the Company acquired several product lines from New Image Laboratories, Inc. The brands were acquired for 250,000 shares of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock, valued at $10.81 per share, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and up to 100,000 restricted shares to be issued over the next two years contingent upon the achievement of certain levels of earnings as set forth in the agreement. The Company will record the additional value of trademarks resulting from this contingent payment, if necessary, once the contingency is resolved. The acquisition was accounted for as a purchase, with a net value of approximately $2,700,000 based upon the quoted market price of the Company's stock at the time of issuance.

     The Company acquired certain accounts receivable, inventory, fixed assets and trademarks as well as assuming certain outstanding trade and other liabilities of approximately $5,332,000. The liabilities acquired are subject to the terms of a liquidating trust agreement, and as provided for in the Asset Purchase Agreement, the Company signed a non-interest bearing, unsecured note payable in the amount of $2,399,400, payable in two equal installments due in December, 1997 and February, 1998. Additionally, the Company provided the Trust with a standby letter of credit in the amount of $2,932,600. Claims filed with the Trustee are funded periodically by the Company at the request of the Trustee, in addition to funds provided by the payment of the above note. The Trust will terminate on the first anniversary of the agreement, and all funds on deposit with respect to unfiled claims will be refunded to the Company. Management of the Company has reduced the value of the trademarks arising from the acquisition in accordance with the amount it believes will ultimately be refunded. As of December 31, 1997, the Trustee had on deposit funds approximating $610,000 for satisfaction of claims filed in accordance with the provisions of the Liquidating Trust Agreement.

     As indicated above, the purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. The Company believes that based upon information available at December 31, 1997, the 125,000 shares held in escrow will be returned to the Company and has reduced the value of trademarks and stockholders' equity to reflect this anticipated purchase price adjustment.

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. and Subsidiaries (Sorbie), and all the stockholders of Sorbie, including the President and principal stockholder, as well as related agreements described below with the President, Trevor

Sorbie International, Trevor Sorbie, Samson Arms, Inc. and Redken
Laboratories.

     Pursuant to the agreements, the Company exchanged 13,733 shares of restricted common stock, valued at approximately $218,000, and additional consideration as described below, for all the outstanding common and preferred stock of Sorbie. In addition, the Company issued an additional 18,899 shares of restricted stock, valued at approximately $300,000, to terminate an existing royalty agreement between Samson Arms, Inc. and Sorbie. Additionally, and as further consideration for the acquisition, the Company (i) terminated a Secured Subordinated Debenture of Sorbie, dated July 20, 1994, held by the Company in the principal amount of $500,000, (ii) assumed liabilities due to the President of Sorbie under a pre-existing employment contract of approximately $500,000 and (iii) replaced a certain Secured Promissory Note of Sorbie in favor of Redken Laboratories in the principal amount of $3,250,000 with a cash payment of $2,500,000.

     In separate agreements, the Company amended the existing royalty contract between Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Trevor Sorbie. In accordance with the amended agreement, the royalty payment percentage rate payable upon future sales was reduced.

     Sorbie, formerly a major customer of the Company, is engaged in the distribution of professional hair care products sold in beauty salons in the United States and Canada. The transaction was recorded using the purchase method and, accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of identifiable net assets acquired was approximately $5,600,000 and is being amortized over 30 years on a straight-line basis.

     Unaudited pro-forma results of operations, assuming the acquisition of Sorbie occurred as of the beginning of 1995, after giving effect to certain adjustments such as the elimination of intercompany sales and amortization of goodwill resulting from the acquisition are summarized as follows (in thousands, except per share data):
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
                                     ==========    ==========

     On December 31, 1995, the Company entered into asset purchase agreements with Colgate-Palmolive Company and its subsidiary, The Mennen Company, to acquire certain consumer product brands, as well as a licensing agreement for the domestic distribution of the Cashmere Bouquet talc product line. The combined purchase price for the brands and licensing agreement, as amended, was $12,000,000, comprised of a $2,000,000 cash down payment; 5 year, 8% notes in an aggregate amount of $6,000,000; and a royalty payment of $4,000,000 payable semi-annually over a period of 8 years. Approximately $600,000 of the purchase price was allocated to inventory, $200,000 was allocated to molds and other tooling equipment acquired and the balance of approximately $10,100,000 (after giving consideration to the net present value of the royalty stream) was allocated to trademarks and licenses which are being amortized over 30 years. Concurrent with the acquisition of the brands and the licensing agreement, the parties signed a seven-month transition agreement to facilitate the orderly transition of sales, production and distribution functions. In connection with the Acquisition Agreement between the Company and Colgate-Palmolive, a purchase price adjustment was made at the end of the transition period that had the effect of reducing goodwill recorded on the acquisition by approximately $570,000.

NOTE 3.   ACCOUNTS RECEIVABLE

     Accounts Receivable at December 31, 1997 and 1996 consisted of the following:
                                        1997             1996
                                     ___________     ___________
Accounts Receivable:
      Trade                          $ 4,753,965     $ 3,362,126
      Other                               40,642          99,592
                                     ___________     ___________
                                       4,794,607       3,461,718
Less: Allowance for
 doubtful accounts                       (98,359)        (56,171)
                                     ___________     ___________
                                     $ 4,696,248     $ 3,405,547
                                     ===========     ===========

     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                   1997           1996          1995
                                __________     __________    __________
Balance, beginning of year      $   56,171     $   46,401    $   41,819
Provision for doubtful
 accounts                          120,953         10,978        78,951
Uncollectible accounts
 written off                       (78,765)        (1,208)      (74,369)
                                __________     __________    __________
Balance, end of year            $   98,359     $   56,171    $   46,401
                                ==========     ==========    ==========

NOTE 4.   INVENTORIES

     Inventories at December 31, 1997 and 1996 consisted of the following:

                                     1997               1996
                                 ____________       ____________
  Raw materials                  $  2,880,011       $  1,087,257
  Packaging and components          4,060,389          1,639,231
  Work in progress                    437,965          1,019,317
  Finished goods                    4,289,307          3,983,852
                                 ____________       ____________
                                 $ 11,667,672       $  7,729,657
                                 ============       ============
                                  F-14

NOTE 4.   INVENTORIES (Continued)

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the actual bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will be part of the finished product.

     Included in other assets is packaging and components inventory not anticipated to be utilized in less than one year, amounting to $1,740,167 in 1997 and $702,528 in 1996.

NOTE 5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1997 and 1996 consisted of the following:
                                     1997              1996
                                 ____________       ____________

Land                             $    379,627        $   379,627
Buildings and improvements          1,873,508          1,610,191
Machinery and equipment             1,398,922            834,435
Furniture and office equipment        477,816            381,213
                                 ____________        ___________
                                    4,129,873          3,205,466
Less: accumulated depreciation     (1,369,862)        (1,044,788)
                                 ____________        ___________

                                 $  2,760,011        $ 2,160,678
                                 ============        ===========

NOTE 6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1997 and 1996 consisted of the following:
                                   1997                  1996
                               ____________          ____________
Goodwill-Williamsport
 Barber Supply                 $    510,674          $    510,674
Covenant not to compete-
 Williamsport Barber Supply         275,000               275,000
Goodwill-Stephan & Co.              278,054               278,054
Goodwill-Scientific
  Research Products, Inc.         2,088,234             2,200,022
Trademarks-Scientific Research    1,758,343             1,758,343
Trademarks-Frances Denney         4,442,455             4,442,455
Trademarks-Colgate/Mennen         9,548,070             9,548,070
Goodwill-Trevor Sorbie            5,622,130             5,610,903
Trademarks-Image/Modern           4,109,705                  -
Deferred Acquisition Costs          693,222               294,627
Other                               103,005               103,005
                                ___________          ____________
                                 29,428,892            25,021,153

Less: accumulated amortization   (2,984,981)           (1,890,033)
                               ____________          ____________
                               $ 26,443,911          $ 23,131,120
                               ============          ============

NOTE 6.   INTANGIBLE ASSETS (Continued)

     Goodwill arising from the acquisition of Scientific Research Products of Delaware, Inc. in April, 1994 has been reduced by the tax effect of the Net Operating Loss carryforwards utilized.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1997 and 1996 consisted of the following:
                                     1997                1996
                                 ____________        ____________

Accounts payable                 $  3,259,119        $  1,353,889
Accrued marketing expenses            121,311             140,000
Accrued payroll and bonuses           240,545             834,246
Other accrued expenses                 83,408             225,839
                                 ____________        ____________
                                 $  3,704,383        $  2,553,974
                                 ============        ============







NOTE 8.   LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 consisted of the following:
                                             1997             1996
                                         ____________     ____________

7.7% note payable to former owner of
 Williamsport Barber Supply; principal
 and interest due in monthly install-
 ments of $5,403, through January,
 1999; collateralized by operating
 assets of Williamsport Barber and
 Beauty Supply with a carrying value
 of approximately $1,500,000.                  67,183          124,431

Non-interest bearing note payable to the
 seller of the Massimo Faust product line;
 payable in annual installments of $15,000,
 paid in January, 1998.                        15,000           30,000

Guaranteed royalty payments to former
 owner of Sorbie brand, payable in
 quarterly installments of $22,401,
 through December 31, 1999, discounted
 at an 8% rate; unsecured.                    183,172          262,067

7.85% note payable to bank, principal of
 $100,000 plus interest, due monthly,
 through June 26, 2001; collateralized
 by a secondary security interest in the
 brands acquired from Colgate-Palmolive
 with a carrying value of approximately
 $8,900,000.                                4,200,000         5,400,000

Revolving credit line note payable to
  Bank, interest payable monthly, due
  July 15, 1999; unsecured.                 4,000,000              -

Guaranteed payments of $250,000 due semi-
 annually to Colgate-Palmolive over an
 8-year period discounted at an 8% rate;
 collateralized by a security interest
 in the brands acquired with a carrying
 value of approximately $8,900,000.         2,386,547         2,677,311
                                         ____________      ____________
                                           10,851,902         8,493,809
Less: current portion                      (1,773,788)       (1,804,879)
                                         ____________      ____________
Long-term debt                           $  9,078,114      $  6,688,930
                                         ============      ============

     In July, 1997, the Company increased its $2,000,000 revolving credit line to $5,000,000, with a variable interest rate at LIBOR plus 1.5%. At December 31, 1997, the outstanding obligation under this line of credit was $4,000,000, with an effective interest rate of 7.02%. At December 31, 1997 the Company has a $400,000 note payable to a bank due January 9, 1998 with interest at 3/4% above the certificate of deposit rate (5.5% in 1997 and 1996) that is pledged as collateral against the note.

NOTE 8.   LONG-TERM DEBT (Continued)

     The notes payable to bank have covenants with respect to current maturity coverage, funded debt to earnings (as defined) and minimum working capital. At December 31, 1997, the Company was in compliance with all covenants.

     At December 31, 1997, approximate maturities of long-term debt are $1,774,000 for 1998, $5,677,000 for 1999, $1,581,000 for 2000, $932,000 for
2001, $318,000 for 2002, and $570,000 thereafter.

NOTE 9.   INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:
                         1997               1996             1995
                      ___________       ___________      ___________
Current Tax:
 Federal              $ 2,318,398       $ 1,872,701      $ 1,843,532
 State                    368,068           363,064          231,732
                      ___________       ___________      ___________

  Total Current         2,686,466         2,235,765        2,075,264
                      ___________       ___________      ___________
Deferred Tax:
 Federal                  (26,425)          154,374           23,487
 State                     (3,870)           23,966           11,634
                      ___________       ___________      ___________

  Total Deferred          (30,295)          178,340           35,121
                      ___________       ___________      ___________
Total provision
 for income taxes     $ 2,656,171       $ 2,414,105      $ 2,110,385
                      ===========       ===========      ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred tax liability in the accompanying balance sheets includes deferred tax assets and liabilities attributable to the following items:
                                  1997              1996
                              ___________       ___________
   Accounts receivable
    allowances                $   (38,680)      $   (20,952)
   Goodwill                       537,035           324,916
   Inventory                     (221,862)           (5,054)
   Other                           (8,327)             (449)
   Net operating loss
    carryforward                 (409,691)         (510,000)
                              ___________       ___________

                                 (141,525)         (211,539)
   Less: Valuation allowance      409,691           510,000
                              ___________       ___________
   Net deferred tax
    liability                 $   268,166       $   298,461
                              ===========       ===========

NOTE 9.   INCOME TAXES (Continued)

     The provision for federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:
                                            1997         1996        1995
                                          ________     ________    ________
Amount computed on pretax income            35.0%        35.0%        35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                        3.4          3.6          2.5
 Charitable contributions of inventory      (2.8)        (2.9)        (2.9)
 Benefit of graduated rates                 (1.0)        (1.0)        (1.0)
 Other                                      ( .1)        ( .3)        ( .8)
                                          ________     ________    ________
 Total income tax                           34.5%        34.4%        32.8%
                                          ========     ========    ========

 NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the normal course of business. It is the opinion of management that any such matters, at December 31, 1997, would not have a material adverse effect on the Company's financial position, results of operations and cash flows.

     In connection with the acquisition of certain brands from New Image Laboratories, Inc., the Company secured a Standby Letter of Credit in the amount of $2,932,000 to guarantee payments to creditors in accordance with the provisions of the Liquidating Trust Agreement. The face amount of this Standby Letter of Credit is reduced as payments are made to the Trustee.
At December 31, 1997, the remaining amount of the outstanding letter of credit was $696,000.

     The Company has entered into employment agreements with certain officers and employees. These agreements, which expire on various dates through June, 2001, provide for incentive bonuses based on consolidated income before taxes, earnings per share, or earnings of a subsidiary. In the aggregate, such bonuses were approximately $68,000, $694,000 and $350,000 in 1997, 1996 and 1995, respectively, and are included in selling, general and administrative expenses.

NOTE 11.  CAPITAL STOCK AND STOCK OPTIONS

     1,000,000 shares of preferred stock, $0.01 par value are authorized, however, no shares have been issued.

     In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan and the 1990 Outside Directors Plan. The aggregate number of shares currently authorized pursuant to the Key Employee Plan, as adjusted for stock splits and a shareholder-approved increase in 1994 and 1997, is 870,000 shares. The number of shares and terms of each grant is determined by the Compensation Committee of the Board of Directors, in accordance with the 1990 Key Employee Plan, as amended.

     The Outside Directors Plan provides for annual grants, as adjusted for stock splits, of 5,062 shares to non-employee directors. Such grants are granted on the earlier of June 30 or the date of the Company's Annual Meeting of Shareholders, at the fair market value at the date of grant.

NOTE 11.  CAPITAL STOCK AND STOCK OPTIONS (Continued)

The aggregate number of shares reserved for granting under this plan, as adjusted for stock splits, is 202,500.

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and must be exercised within five years of the grant date. Stock option activity for 1997, 1996, and 1995 is set forth below:

                                  Key Employee           Outside
                                     Option      Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 1994..   205,524   $13.52     29,749   $12.76
Granted...........................      -                 10,124    15.50
Canceled..........................    (1,758)    1.16       -
Exercised.........................   (31,966)    1.16     (3,375)    7.41
                                   __________          __________

Outstanding at December 31, 1995..   171,800    15.95     36,498    14.09
Granted...........................   112,500    17.81     15,186    15.75
Canceled..........................    (5,000)   14.33     (2,500)    7.41
Exercised.........................      -                 (6,750)    7.41
                                   __________          __________

Outstanding at December 31, 1996..   279,300    16.77     42,434    15.89
Granted...........................    79,195    12.65     15,186    11.23
Canceled..........................  (104,800)   15.46     (8,062)   17.17
Exercised.........................      -                   -         -
                                   __________          __________

Outstanding at December 31, 1997..   253,695   $16.03     49,558   $14.14
                                   ==========  ======  ==========  ======

     The number of shares and average price of options exercisable at December 31, 1997, 1996 and 1995 were 104,500 shares at $16.43, 174,800 shares at $15.95 and 171,800 at $15.95 for the Key Employee Option Plan and 34,372 at $15.80, 25,248 at $16.54 and 24,374 at $13.56 for the Outside
Directors Plan, respectively. At December 31, 1997 and 1996, 445,055 shares and 85,450 shares, respectively, were available for future grants under the terms of the Key Employee Option Plan and 102,317 shares and 107,941 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

     The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations for options granted in 1997, 1996 and 1995, however pro forma disclosures of net earnings and earnings per share must be made as if SFAS No. 123 had been adopted. Had compensation costs for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the treatment prescribed by SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would be as follows:



NOTE 11.  CAPITAL STOCK AND STOCK OPTIONS (Continued)

(Dollars in thousands, except per share data)

                                   1997         1996          1995
                               ___________   ___________   __________
     Net income:

        As reported              $ 5,041       $ 4,679       $ 4,315
        Pro forma                $ 4,514       $ 4,418       $ 4,276

     Earnings per share:

        As reported               $ 1.20        $ 1.13        $ 1.05

        Pro forma                 $ 1.07        $ 1.07        $ 1.04

     The above pro forma effect only takes into consideration options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1997, 1996 and 1995 was $8.52, $3.32 and $5.68, respectively. The fair value of stock options granted in 1997, 1996 and 1995 was estimated using the Black-Scholes option-pricing model and included the following assumptions: a life expectancy of 3 years for 1997, 1996 and 1995, a risk-free interest rate of 6.2% for 1997, 5.9% for 1996 and 6.9% for 1995 and volatility of 48% for 1997 and 46% for 1996 and 1995. Since the Company did not start paying dividends until August, 1995, at an annual yield of less than 1%, dividends paid was not material to the determination of the fair value of options granted.

     The exercise price range of options outstanding and exercisable for both the Key Employee and Outside Directors plans, the weighted average contractual life remaining in years and the weighted average exercise price are as follows:

                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $10.00 - $13.99     94,381    3.72    $12.42        -          -
  $14.00 - $16.99    151,872    2.60    $15.18      81,872     $15.55
  $17.00 - $18.99     57,000     .88    $17.32      57,000     $17.32
                   _________                     _________
                     303,253                       138,872
                   =========                     =========

     Included in the $14.00-$16.99 range above are 70,000 ooptions which are not exercisable until the stock trades for 20 consecutive days at a price equal to $19.18 or higher.

NOTE 12.  SUBSEQUENT EVENTS

     On March 18, 1998, the Company signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including the immediate payment of a note


NOTE 12.  SUBSEQUENT EVENTS (Continued)

payable to Fleet Capital Corporation approximating $1,880,000) of Morris-Flamingo, L.P., in exchange for 307,058 shares of the Company's restricted common stock. The transaction will be recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,500,000 will be recorded. The agreement also provides for 30% of the shares issued to be held in escrow, pending the final determination of the value of the net assets acquired within 90 days of closing. Morris-Flamingo, L.P. is a large mail order barber and beauty supply retailer. In connection with the acquisition of Morris-Flamingo, L.P., and the related agreement to retire the outstanding Fleet Capital Corporation debt, the Company secured additional financing from NationsBank, N.A. in the amount of $3,000,000, and pledged all of the issued common stock of Morris Flamingo-Stephan, Inc. to the bank as collateral for the loan. The loan is payable in equal monthly installments through March, 2005 and bears interest at the rate of 6.92%.

     In addition to the above, the Company has signed a lease for the Danville, Illinois facility currently occupied by Morris-Flamingo, L.P. (and owned by the former owner of the partnership) for a three year period, with an option to cancel in one year. The annual rental is $210,000 and comprises approximately 93,000 square feet of office, manufacturing and warehouse space.




































                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 15, 1998


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 15, 1998




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 15, 1998                   Date: April 15, 1998


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: April 15, 1998                   Date: April 15, 1998



By: /s/ Leonard Genovese
   ______________________________
   Leonard Genovese, Director
   Date: April 15, 1998








                                   19