Form 10-Q
period 1998-03-31
STEPHAN CO
filed 1998-05-15
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter Ended March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES X         NO



                (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Shares of Common Stock outstanding as of April 30, 1998

                              4,725,858



                       THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               MARCH 31, 1998


                                    INDEX


                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                   3-4

           Consolidated Statements of Operations
           Three months ended March 31, 1998 and 1997              5

           Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997             6-8

           Notes to Consolidated Financial Statements             9-12

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                     13-14

PART II.   OTHER INFORMATION

           ITEM 6.  Exhibits                                      15

SIGNATURES                                                        16

          CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
   PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements.  The
Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Forward-looking statements contained herein include statements with respect to (i) anticipated level of debt, and (ii) anticipated profitability (or lack thereof) of acquired entities. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those expressed herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                          March 31,          December 31,
                                            1998                 1997
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  8,615,780         $  8,491,174

 Cash on deposit with trustee                947,005              610,126

 Accounts receivable, net                  6,308,365            4,696,248

 Inventories, net                         15,432,470           11,667,672

 Prepaid expenses and other
  current assets                             328,333              269,304
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   31,631,953           25,734,524

PROPERTY, PLANT AND EQUIPMENT, net         2,995,489            2,760,011

INTANGIBLE ASSETS, net                    28,239,395           26,443,911

OTHER ASSETS                               2,561,060            2,525,948
                                        ____________         ____________

   TOTAL ASSETS                         $ 65,427,897         $ 57,464,394
                                        ============         ============














              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,            December 31,
                                          1998                   1997
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  4,407,127           $  3,704,383

 Note payable to bank                      400,000                400,000

 Note payable to trustee                      -                 1,199,700

 Current portion of
  long-term debt                         2,187,027              1,773,788

 Income taxes payable                    1,114,294              1,390,104
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             8,108,448              8,467,975

DEFERRED INCOME TAXES                      342,341                268,166

LONG-TERM DEBT                          12,198,874              9,078,114
                                      ____________           ____________

   TOTAL LIABILITIES                    20,649,663             17,814,255
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 44,188
  Additional paid in capital            19,692,053             15,979,709
  Retained earnings                     26,390,485             24,977,805
                                      ____________           ____________
                                        46,129,797             41,001,702
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            44,778,234             39,650,139
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 65,427,897           $ 57,464,394
                                      ============           ============



              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended March 31,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $ 7,650,687      $ 6,394,144

COST OF GOODS SOLD                             2,748,099        2,335,400
                                             ___________      ___________

GROSS PROFIT                                   4,902,588        4,058,744

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,731,704        2,275,634
                                             ___________     ____________

OPERATING INCOME                               2,170,884        1,783,110

OTHER INCOME(EXPENSE)
  Interest income                                 99,026           98,390
  Interest expense                              (186,430)        (135,564)
  Other                                           31,250           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                            2,114,730        1,777,186

INCOME TAXES                                     702,050          550,880
                                             ___________      ___________

NET INCOME                                   $ 1,412,680      $ 1,226,306
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .33      $       .30
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,340,024        4,147,466
                                             ===========      ===========









              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Three Months Ended
                                                        March 31,
                                              ==========================

                                                 1998            1997
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,413,680     $ 1,226,306
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows provided by operating
  operating activities:

   Depreciation                                   77,429          50,114

   Amortization                                  288,008         246,073

   Deferred income taxes                          74,175          60,052

   Provision for doubtful accounts                15,240           4,425

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                          (412,117)       (217,305)

   Inventory                                  (1,048,833)       (471,727)

   Prepaid expenses
    and other current assets                      14,671          33,645

   Accounts payable
    and accrued expenses                        (177,956)       (683,876)

   Income taxes payable                         (201,635)         95,828
                                             ___________     ___________

    Total adjustments                         (1,371,018)       (882,771)
                                             ___________     ___________
Net cash flows provided by
 operating activities                             42,662         343,535
                                             ___________     ___________




              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                        March 31,
                                              ==========================

                                                 1998             1997
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                    5,000             -

 Purchase of property, plant
  and equipment                                 (216,707)         (52,012)

 Net changes in other assets                     (35,112)        (264,764)
                                             ___________      ___________

Net cash flows used in
 investing activities                           (246,819)        (316,776)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (505,224)        (589,284)

 Repayment of notes payable                   (3,077,637)            -

 Proceeds from note payable to bank            4,000,000             -

 Dividends paid                                  (88,376)         (82,949)
                                             ___________      ___________
Net cash flows provided by/(used in)
 financing activities                            328,763         (672,233)
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                124,606         (645,474)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,491,174        8,276,976
                                             ___________      ___________

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 8,615,780      $ 7,631,502
                                             ===========      ===========






              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997




Supplemental Disclosures of Cash Flow Information:


          Interest Paid                      $   194,220      $   135,111
                                             ===========      ===========
          Income Taxes Paid                  $   810,000      $   395,000
                                             ===========      ===========



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of certain assets and liabilities of Morris-Flamingo, L.P., and related entities, on March 18, 1998, the Company acquired cash, accounts receivable, inventory, prepaid expenses, fixed and intangible assets and assumed certain liabilities in exchange for the issuance of Common Stock with an approximate value of $3,700,000.




























              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in the interim financial statements.

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc., Stephan Distributing, Inc. and Morris Flamingo-Stephan, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no significant differences as of March 31, 1998 and December 31, 1997 in the carrying value and fair market value of financial instruments.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of March 31, 1998 and 1997 were approximately $9,010,000 and $7,207,000, respectively.

         INVENTORIES:    Inventories are stated at the lower of cost
(determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories were as follows:

                                        March 31,             December 31,
                                          1998                    1997
                                      ___________             ____________

Raw Materials                         $ 3,421,908             $  2,880,011
Packaging and components                4,289,613                4,060,389
Work in progress                          404,481                  437,965
Finished goods                          7,316,468                4,289,307
                                      ___________             ____________

  Total Inventories                   $15,432,470             $ 11,667,672
                                      ===========             ============

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

     Included in other assets is packaging and components inventory not anticipated to be utilized in less than one year.

         PROPERTY, PLANT AND EQUIPMENT:    Property, plant and equipment
are recorded at cost. Routine repairs and maintenance are expensed as incurred. Depreciation is provided on a straight line basis over the estimated useful lives of the assets as follows:

           Buildings and improvements                        15-30 years
           Machinery and equipment                           5-10 years
           Furniture, fixtures and office equipment          3-5 years

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 1998 AND 1997



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         BASIC AND DILUTED EARNINGS PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS) and requires the Company to restate all prior years' EPS data presented. The adoption of SFAS No. 128 did not have a material effect on the Company's previously reported earnings per share. Basic and diluted EPS are computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding. The weighted average number of shares outstanding was 4,340,024 for the three months ended March 31, 1998 and 4,147,466 for the three months ended March 31, 1997.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June, 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. The provisions of SFAS No. 130 were adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting of comprehensive income and its components. Implementation of this disclosure standard did not affect the Company's financial position, results of operations or the manner in which financial information is currently presented. In accordance with SFAS No. 131, the Company may be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard, which must be adopted by December 31, 1998, will not affect the Company's financial position or results of operations.

                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the first quarter of 1998 increased 20%, to $7,651,000, compared to sales of $6,394,000 for the quarter ended March 31, 1997. The increase in sales can be principally attributed to revenues generated from the brands acquired from Image Laboratories, acquired in June, 1997, and to a lesser extent as a result of the revenues provided from the Morris-Flamingo acquisition.

Gross profit increased by more than $840,000, to $4,903,000, due to the favorable product mix which included the additional, high margin sales of Image products. Sales of professional lines, however, also incur higher selling expenses and as a result, selling, general and administrative expenses increased by $456,000 to $2,732,000 when compared to last year's first quarter total of $2,276,000. Interest expense for the quarter increased almost $51,000 as a result of interest paid on debt used to acquire the Image lines and Morris-Flamingo. Overall, the gross profit margin increased slightly, to 64% for the quarter ended March 31, 1998, however the gross profit margin is expected to be adversely impacted in future quarters as a result of the lower gross margins generated by Morris-Flamingo sales. Morris-Flamingo has operated at a loss, or close to break-even for the past few years. Management took this into consideration when evaluating the acquisition and while it is expected that in the short term, overall gross margins will decrease and selling, general and administrative expenses will increase, the distribution opportunities the acquisition affords the Company will have a positive impact on future operations. Efforts and initiatives have already been implemented to increase gross margin and the overall profitability of this new subsidiary and management believes that the net income of Morris-Flamingo will be positively impacted and a profitability level compatible with existing results of operations can be achieved in 18 months.

Income taxes for the first quarter of 1998 have increased not only as a result of increased operating income, but also because the provision for income taxes for the quarter ended March 31, 1997 included a tax benefit for merchandise donated to a charitable organization.

Net income of $1,413,000 increased 15%, or $186,000, from the first quarter of 1997, when it was $1,226,000. Basic earnings per share, computed on a higher weighted average number of shares outstanding due to the Morris-Flamingo acquisition, increased 10% to $.33 for the first quarter ended March 31, 1998 when compared to $.30 for the first quarter of 1997.

LIQUIDITY & CAPITAL RESOURCES

Cash and cash equivalents increased slightly to $8,616,000, exclusive of funds on deposit with the trustee of the Liquidating Trust created in connection with the acquisition of the Image brands. The Company borrowed an additional $1,000,000 to fund the last payment to the Trust, in addition to borrowing an additional $3,000,000 in connection with the Morris-Flamingo acquisition, as explained more fully below. Cash on deposit with the

                                     13
                     THE STEPHAN CO. AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

trustee increased $336,000 to $947,000. It is currently estimated that when the Trust terminates in June, 1998, approximately $500,000 will be refunded to the Company and these funds will be used to reduce the outstanding balance on the Company's line of credit with NationsBank, N.A.

Accounts receivable and inventory have increased significantly from 1997 as a result of acquisitions made by the Company. In addition to the increase in accounts receivable acquired in the Morris-Flamingo acquisition, increased sales of retail brands acquired from Image to large, national drug chains and other major retailers has increased the outstanding accounts receivable both from an actual dollar amount due to sales, as well as the length of time the receivables remain outstanding. Net inventories increased approximately $3,760,000 from December 31, 1997 when compared to March 31, 1998. The increase in inventories is principally due to the Image and Morris-Flamingo acquisitions which have added a significant amount of Stock Keeping Units (SKU's) that the Company must manufacture and carry. As a result, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to ensure product availability.

Expenditures for new equipment as well as other additions to fixed assets continued in the first quarter of 1998 in an effort to increase production capabilities to meet product and customer requirements.

Total current assets at March 31, 1998 was $31,632,000 compared to $25,735,000 at December 31, 1997, and approximately $5,900,000 higher than the comparable period March 31, 1997. Working capital increased over $6,250,000 when compared to December 31, 1997. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with NationsBank, N.A. At March 31, 1998, the Company significantly exceeded the minimum requirements of the covenants.

On March 18, 1998, the Company signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including the immediate payment of a note payable to Fleet Capital Corp. approximating $1,880,000) of Morris-Flamingo, L.P., in exchange for 307,058 shares of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock. The transaction was recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,400,000 was recorded. The agreement also provides for 30% of the shares issued to be held in escrow, pending the final determination of the value of the net assets acquired within 90 days of closing. Morris-Flamingo, L.P. is a large barber and beauty supply distributor. In connection with the acquisition of Morris-Flamingo, L.P., and the related agreement to retire the outstanding Fleet Capital Corp. debt, the Company secured additional financing from NationsBank, N.A. in the amount of $3,000,000, and pledged all of the issued common stock of Morris Flamingo-Stephan, Inc. to the bank as collateral for the loan. The principal on the loan is payable in equal monthly installments through March, 2005 and bears interest at the rate of 6.92%.

                                     14

                      THE STEPHAN CO. AND SUBSIDIARIES
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         MARCH 31, 1998 AND 1997



                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1: Asset Purchase Agreement dated March 16, 1998, between Morris Flamingo-Stephan, Inc., The Stephan Co., Morris-
Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen &
Co., Inc. and Shouky A. Shaheen.
(b) Exhibit 10.2: Credit Agreement by and between NationsBank, N.A. and The Stephan Co., dated March 17, 1998, in connection with a
$3,000,000 term loan.
(c) Exhibit 10.3: Modified and Restated Credit Agreement by and between NationsBank, N.A. and The Stephan Co., dated July 15, 1997, in connection with an increase of an existing line of credit to $5,000,000.
(d) Exhibit 27:  Financial Data Schedule

































                                     15



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
May 15, 1998




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
May 15, 1998
























                                     16