Form 10-Q
period 1998-06-30
STEPHAN CO
filed 1998-08-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q


                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly period Ended June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X     NO



                (APPLICABLE ONLY TO CORPORATE ISSUERS)



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




          Shares of Common Stock outstanding as of July 31, 1998


                              4,725,858




                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 1998

                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                   3-4

           Consolidated Statements of Operations for the
           Six months ended June 30, 1998 and 1997                5

           Consolidated Statements of Operations for the
           Quarter ended June 30, 1998 and 1997                   6

           Consolidated Statements of Cash Flows for the
           Six months ended June 30, 1998 and 1997               7-9

           Notes to Consolidated Financial Statements           10-13

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    14-16

PART II.   OTHER INFORMATION

           ITEM 5.  Other information                             17

           ITEM 6.  Exhibits and Reports on Form 8-K              17

SIGNATURES                                                        18

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements.  The
Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Forward-looking statements contained herein include statements with respect to the (i) anticipated levels of debt, and (ii) anticipated profitability (or lack thereof) of acquired entities. The Company's ability to predict any such occurrences or the effect of other events on the Company's operations is inherently uncertain. Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                          June 30,          December 31,
                                            1998                 1997
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  8,396,441         $  8,491,174

 Cash on deposit with trustee                529,628              610,126

 Accounts receivable, net                  5,509,616            4,696,248

 Inventories, net                         17,364,265           11,667,672

 Prepaid expenses and other
  current assets                             285,527              269,304
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   32,085,477           25,734,524

PROPERTY, PLANT AND EQUIPMENT, net         3,131,077            2,760,011

INTANGIBLE ASSETS, net                    27,461,905           26,443,911

OTHER ASSETS                               2,844,256            2,525,948
                                        ____________         ____________

   TOTAL ASSETS                         $ 65,522,715         $ 57,464,394
                                        ============         ============














              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        June 30,            December 31,
                                          1998                   1997
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  3,156,494           $  3,704,383

 Note payable to bank                      400,000                400,000

 Note payable to trustee                      -                 1,199,700

 Current portion of
  long-term debt                         2,199,090              1,773,788

 Income taxes payable                    1,313,684              1,390,104
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             7,069,268              8,467,975

DEFERRED INCOME TAXES                      436,227                268,166

LONG-TERM DEBT                          11,719,873              9,078,114
                                      ____________           ____________

   TOTAL LIABILITIES                    19,225,368             17,814,255
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 44,188
  Additional paid in capital            19,692,053             15,979,709
  Retained earnings                     27,909,598             24,977,805
                                      ____________           ____________
                                        47,648,910             41,001,702
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            46,297,347             39,650,139
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 65,522,715           $ 57,464,394
                                      ============           ============



              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Six Months Ended June 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $16,951,274      $13,499,899

COST OF GOODS SOLD                             6,397,039        4,725,640
                                             ___________      ___________

GROSS PROFIT                                  10,554,235        8,774,259

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      5,650,218        4,702,726
                                             ___________     ____________

OPERATING INCOME                               4,904,017        4,071,533

OTHER INCOME(EXPENSE)
  Interest income                                201,686          190,494
  Interest expense                              (446,806)        (269,405)
  Other                                           62,500           62,500
                                             ___________      ___________

INCOME BEFORE TAXES                            4,721,397        4,055,122

INCOME TAXES                                   1,612,852        1,368,475
                                             ___________      ___________

NET INCOME                                   $ 3,108,545      $ 2,686,647
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .70      $       .65
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,470,441        4,148,904
                                             ===========      ===========









              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                Quarter Ended June 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $ 9,300,587      $ 7,105,755

COST OF GOODS SOLD                             3,648,940        2,390,240
                                             ___________      ___________

GROSS PROFIT                                   5,651,647        4,715,515

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,918,514        2,427,092
                                             ___________     ____________

OPERATING INCOME                               2,733,133        2,288,423

OTHER INCOME(EXPENSE)
  Interest income                                102,660           92,104
  Interest expense                              (260,376)        (133,841)
  Other                                           31,250           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                            2,606,667        2,277,936

INCOME TAXES                                     910,802          817,595
                                             ___________      ___________

NET INCOME                                   $ 1,695,865      $ 1,460,341
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .37      $       .35
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,600,858        4,131,634
                                             ===========      ===========









              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Six Months Ended June 30,
                                              ==========================

                                                 1998            1997
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 3,108,545     $ 2,686,647
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows provided by
  operating activities:

   Depreciation                                  167,012         120,425

   Amortization                                  589,458         492,409

   Deferred income taxes                         168,061         131,596

   Provision for doubtful accounts                25,185          12,062

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                           361,447        (985,554)

   Inventory                                  (3,012,193)     (1,297,299)

   Prepaid expenses
    and other current assets                      57,477         122,560

   Accounts payable
    and accrued expenses                      (1,428,589)       (473,838)

   Income taxes payable                           76,420         357,863
                                             ___________     ___________

    Total adjustments                         (2,995,722)     (1,519,776)
                                             ___________     ___________
Net cash flows provided by
 operating activities                            112,823       1,166,871
                                             ___________     ___________





              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Six Months Ended June 30,
                                              ==========================

                                                 1998             1997
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                    5,000             -

 Change in cash on deposit with trustee           80,498             -

 Purchase of property, plant
  and equipment                                 (379,953)        (156,784)

 Change in intangible assets                     574,428             -

 Net changes in other assets                    (318,308)        (445,540)
                                             ___________      ___________

Net cash flows used in
 investing activities                            (38,335)        (602,324)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (914,832)        (921,197)

 Repayment of notes payable                   (3,077,637)            -

 Acquisition of treasury stock                      -            (130,610)

 Proceeds from note payable to bank            4,000,000             -

 Dividends paid                                 (176,752)        (165,878)
                                             ___________      ___________
Net cash flows provided by/(used in)
 financing activities                           (169,221)      (1,217,838)
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                (94,733)        (653,138)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,491,174        8,276,976
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 8,396,441      $ 7,623,838
                                             ===========      ===========

              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 1998 AND 1997




Supplemental Disclosures of Cash Flow Information:


          Interest Paid                      $   418,601      $   261,255
                                             ===========      ===========
          Income Taxes Paid                  $ 1,314,424      $   886,000
                                             ===========      ===========



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of certain assets of Morris-Flamingo, L.P., and related parties, on March 18, 1998, the Company acquired cash, accounts receivable, inventory, prepaid expenses, fixed and intangible assets in exchange for the issuance of Common Stock with an approximate value of $3,700,000 and the assumption of certain liabilities.




























              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


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

         MAJOR CUSTOMERS: The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that credit risk represents a material risk of loss to the Company. However, the loss of any major customer could have a material adverse effect on the Company.

         LONG-LIVED ASSETS: The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the year ended December 31, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 has not had a significant effect on the Company's financial position or results of operations.

         STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

APB Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions in accordance with SFAS No. 123.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and what is considered to be appropriate valuation methodologies. However, considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

         The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature;

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturities were used to determine the fair value of notes receivable, notes payable and debt.

There were no significant differences as of June 30, 1998 and December 31, 1997 in the carrying value and fair market value of financial instruments.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of June 30, 1998 and 1997 were approximately $7,860,000 and $7,260,000, respectively.

         INVENTORIES:    Inventories are stated at the lower of cost
(determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories were as follows:

                                        June 30,              December 31,
                                          1998                    1997
                                      ___________             ____________

Raw Materials                         $ 3,660,409             $  2,880,011
Packaging and components                5,702,574                4,060,389
Work in progress                          306,249                  437,965
Finished goods                          7,695,033                4,289,307
                                      ___________             ____________

  Total Inventories                   $17,364,265             $ 11,667,672
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

           Buildings and improvements                        15-30 years
           Machinery and equipment                           5-10 years
           Furniture, fixtures and office equipment          3-5 years

         INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

                 Goodwill                           20-40 years
                 Covenant not to compete            7 years
                 Trademarks                         20-40 years
                 Deferred acquisition costs         10 years

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates over the period such Goodwill is being amortized are sufficient to absorb the amortization of Goodwill, the Company has deemed there to be no impairment of Goodwill.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997



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

         BASIC AND DILUTED EARNINGS PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS) and require the Company to restate all prior years' EPS data presented.
The adoption of SFAS No. 128 has not had a material effect on the Company's previously reported EPS. Basic and diluted EPS are computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding. The weighted average number of shares outstanding was 4,470,441 for the six months ended June 30, 1998 and 4,148,904 for the six months ended June 30, 1997. For the quarter ended June 30, 1998, the weighted average number of shares outstanding was 4,600,858 and 4,150,342 for the quarter ended June 30, 1997.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June, 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. The provisions of SFAS No. 130 were adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting of comprehensive income and its components. Implementation of this disclosure standard has not affected the Company's financial position, results of operations or the manner in which financial information is currently presented. In accordance with SFAS No. 131, the Company may be required to modify or expand its financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard, which must be adopted by December 31, 1998, is not expected to affect the Company's financial position or results of operations.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1998 were up almost 31% to over $9,300,000 when compared to the $7,100,000 achieved in the second quarter of 1997. For the six months ended June 30, 1998, net sales increased almost 26%, to $16,951,000 from $13,500,000 for the comparable period in 1997. The increase in sales can be principally attributed to revenues generated from the Image and Modern lines acquired from New Image Laboratories, Inc. in June, 1997 and the revenues provided from the acquisition of the business of Morris-Flamingo on March 18, 1998.

     Net income for the second quarter of 1998 increased 16%, to $1,696,000 compared to the $1,460,000 for the quarter ended June 30, 1997. Earnings per share for the second quarter was $.37 compared to $.35 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net income was up about 16% when compared with the same six month period in 1997, increasing approximately $420,000, to $3,109,000 while earnings per share rose $.05 cents a share to $.70.

     Gross profit for the quarter ended June 30, 1998 increased $936,000, to $5,652,000, and for the six months ended June 30, 1998, gross profit increased to $10,554,000 from $8,774,000 in the corresponding period for 1997. The increase for both the quarter and six months represented a 20% increase over the corresponding periods in 1997 and was principally a result of the increased revenues generated from the New Image brands and Morris-Flamingo, as well as continuing profits generated by the retail brands. However, as anticipated and discussed in prior reports, the overall gross profit margin of the Company decreased as a result of the Morris-Flamingo acquisition. For the quarter ended June 30, 1998, the gross profit margin decreased from 66% to 61% and for the six month period ended June 30, 1998, it declined from 65% to 62% when compared to the prior corresponding period. For the most part, Morris-Flamingo has operated at a loss for the past few years. Management took this into consideration when evaluating the acquisition and while it is expected that in the short term, overall gross profit margins will decrease and selling, general and administrative expenses will increase, the distribution opportunities the acquisition affords the Company is expected to have a positive impact on future operations. Efforts and initiatives have been implemented to increase the gross margin and overall profitability of this new subsidiary and management believes that the net income of Morris-Flamingo will be positively impacted and a profitability level compatible with the Company's other existing results of operations can be achieved in 12-15 months.

     Selling, general and administrative expenses increased $491,000, or 20%, for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997 and for the six months ended June 30, 1998, it increased $947,000, also a 20% increase. These increases were expected and were principally due to the additional expenses generated by our recent

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

acquisitions. While there is an increase from an absolute dollar amount in the selling, general and administrative expenses, expressed as a percent of net sales, these expenses have actually declined from 35% to 31% for the June 30, 1998 quarter when compared to the corresponding period in 1997, and from 35% to 33% for the comparable six month period ended June 30, 1998.

     Interest expense for the quarter and six months ended June 30, 1998 increased $127,000 and $177,000, to $260,000 and $447,000 respectively, as a result of interest paid on debt used to acquire the Image lines and Morris-Flamingo. Interest income increased slightly for the quarter and six month period. Other income of $31,250 and $62,500, respectively, represents the royalty received in connection with the Frances Denney/Color Me Beautiful licensing agreement entered into in January, 1996.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents decreased slightly to $8,396,000, exclusive of funds on deposit with the trustee of the Liquidating Trust created in connection with the acquisition of the Image brands. In the first quarter of 1998, the Company borrowed an additional $1,000,000 to fund the last payment to the Trust, in addition to borrowing $3,000,000 in connection with the Morris-Flamingo acquisition, as explained more fully below. Cash on deposit with the trustee decreased to $530,000 from $610,000 at December 31, 1997. In accordance with the terms of the Liquidating
Trust, these funds are held by the Trustee to settle the remaining liabilities assumed in the New Image acquisition.

     Accounts receivable and inventory have increased significantly from 1997 as a result of acquisitions made by the Company. In addition to the increase in accounts receivable acquired in the Morris-Flamingo acquisition, increased sales of retail brands acquired from Image to large, national drug chains and other major retailers has increased the outstanding accounts receivable both from an actual dollar amount due to sales, as well as the length of time the receivables remain outstanding. Net inventories increased $5,700,000 from December 31, 1997 when compared to June 30, 1998. The increase in inventories is principally due to the Image and Morris-Flamingo acquisitions which have added a significant amount of Stock Keeping Units (SKU's) that the Company must manufacture and carry. As a result, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to ensure product availability.

     Expenditures for new equipment, as well as other additions to fixed assets, continued through the second quarter of 1998 in an effort to increase production capabilities to meet product and customer requirements.

     Total current assets at June 30, 1998 was $32,085,000 compared to

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

$25,735,000 at December 31, 1997, and approximately $7,396,000 higher than the total current assets on June 30, 1997. Working capital increased over $7,750,000 when compared to December 31, 1997. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with NationsBank, N.A. At June 30, 1998, the Company significantly exceeded the minimum requirements of the covenants.

     On March 18, 1998, the Company signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including the immediate payment of a note payable to Fleet Capital Corp. approximating $1,880,000) of Morris-Flamingo, L.P., in exchange for 307,058 shares of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock. The transaction was recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,400,000 was recorded. The agreement also provides for 30% of the shares issued to be held in escrow, pending the final determination of the value of the net assets acquired within 90 days of closing. Morris-Flamingo, L.P. is a large barber and beauty supply distributor. In connection with the acquisition of Morris-Flamingo, L.P., and the related agreement to retire its outstanding Fleet Capital Corp. debt, the Company secured additional financing from NationsBank, N.A. in the amount of $3,000,000, and pledged all of the issued common stock of Morris Flamingo-Stephan, Inc. to the bank as collateral for the loan. The principal on the loan is payable in equal monthly installments through March, 2005 and bears interest at the rate of 6.92% per annum.

     Pursuant to a non-binding letter of intent signed in July, 1998, the Company intends to acquire the assets of Rex Chemical Corp. (RCC). RCC is engaged in the manufacture and distribution of industrial and institutional cleaning products, as well as being an exclusive distributor of paper products and cleaning equipment, including the full service leasing and maintenance of cleaning equipment to industrial clients. As presently contemplated, and subject to final approval of the agreement, the acquisition price is $1,000,000 in cash and the equivalent of $500,000 of the Company's restricted (as provided for by Rule 144 of the Securities
Act of 1933) common stock. Management of the Company anticipates that this acquisition will be consummated by the end of 1998.

YEAR 2000 ISSUES

     Included in the Asset Purchase Agreement with Image, the Company acquired the computer system used by Image and is in the process of converting its existing computer systems to that system. The software in use will be updated by the end of 1998 and is expected to be Year 2000 compliant. Management of the Company does not expect costs relating to Year 2000 problems to have any material effect on its financial condition, results of operations or cash flows.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 1998 AND 1997



                         PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

       In accordance with Rules 14a-4(c) and 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Registrant hereby notifies its stockholders that if the Registrant does not receive notice by January 19, 1999 of a proposed matter to be submitted for stockholder vote at the Registrant's 1999 Annual Meeting, then any proxies held by members of the Registrant's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
August 14, 1998




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
August 14, 1998