Form 10-Q
period 1998-09-30
STEPHAN CO
filed 1998-11-13
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended September 30, 1998

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




         Shares of Common Stock outstanding as of October 31, 1998:


                              4,725,858




                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 1998


                                    INDEX


                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1998 and December 31, 1997              4-5

           Consolidated Statements of Operations for the
           Nine months ended September 30, 1998 and 1997          6

           Consolidated Statements of Operations for the
           Quarter ended September 30, 1998 and 1997              7

           Consolidated Statements of Cash Flows for the
           Nine months ended September 30, 1998 and 1997         8-10

           Notes to Consolidated Financial Statements           11-14

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    15-17

PART II.   OTHER INFORMATION

           ITEM 4.  Submission of matters to a vote of
                    Security Holders                              18

           ITEM 5.  Other information                             18

           ITEM 6.  Exhibits and Reports on Form 8-K              18

SIGNATURES                                                        19

                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 1998





CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Forward-looking statements contained herein include statements with respect to the (i) anticipated levels of debt, and (ii) anticipated gross profit margins and profitability (or lack thereof) of acquired entities. The Company's ability to predict any such occurrences or the effect of other events on the Company's financial condition or operations is inherently uncertain. Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                        September 30,        December 31,
                                            1998                 1997
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  7,770,603         $  8,491,174

 Cash on deposit with trustee                530,019              610,126

 Accounts receivable, net                  5,208,673            4,696,248

 Inventories, net                         19,773,837           11,667,672

 Prepaid expenses and other
  current assets                             375,972              269,304
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   33,659,104           25,734,524

PROPERTY, PLANT AND EQUIPMENT, net         3,371,931            2,760,011

INTANGIBLE ASSETS, net                    27,575,817           26,443,911

OTHER ASSETS                               2,927,071            2,525,948
                                        ____________         ____________

   TOTAL ASSETS                         $ 67,533,923         $ 57,464,394
                                        ============         ============














              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                      September 30,          December 31,
                                          1998                   1997
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  3,225,537           $  3,704,383

 Note payable to bank                      400,000                400,000

 Note payable to trustee                      -                 1,199,700

 Current portion of
  long-term debt                         2,209,338              1,773,788

 Income taxes payable                    1,884,693              1,390,104
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             7,719,568              8,467,975

DEFERRED INCOME TAXES                      687,907                268,166

LONG-TERM DEBT                          11,291,183              9,078,114
                                      ____________           ____________

   TOTAL LIABILITIES                    19,698,658             17,814,255
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 44,188
  Additional paid in capital            19,596,870             15,979,709
  Retained earnings                     29,542,699             24,977,805
                                      ____________           ____________
                                        49,186,828             41,001,702
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            47,835,265             39,650,139
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 67,533,923           $ 57,464,394
                                      ============           ============



              See notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $26,877,396      $21,080,517

COST OF GOODS SOLD                            10,345,268        7,266,564
                                             ___________      ___________

GROSS PROFIT                                  16,532,128       13,813,953

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      8,953,360        7,235,013
                                             ___________     ____________

OPERATING INCOME                               7,578,768        6,578,940

OTHER INCOME(EXPENSE)
  Interest income                                294,552          279,400
  Interest expense                              (719,246)        (444,467)
  Other                                           93,750           93,750
                                             ___________      ___________

INCOME BEFORE TAXES                            7,247,824        6,507,623

INCOME TAXES                                   2,411,661        2,213,931
                                             ___________      ___________

NET INCOME                                   $ 4,836,163      $ 4,293,692
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $      1.07      $      1.01
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,513,913        4,235,921
                                             ===========      ===========









              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                               Quarter Ended Sept. 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $ 9,926,122      $ 7,580,618

COST OF GOODS SOLD                             3,948,229        2,540,924
                                             ___________      ___________

GROSS PROFIT                                   5,977,893        5,039,694

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      3,303,142        2,532,287
                                             ___________     ____________

OPERATING INCOME                               2,674,751        2,507,407

OTHER INCOME(EXPENSE)
  Interest income                                 92,866           88,906
  Interest expense                              (272,440)        (175,062)
  Other                                           31,250           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                            2,526,427        2,452,501

INCOME TAXES                                     798,809          845,456
                                             ___________      ___________

NET INCOME                                   $ 1,727,618      $ 1,607,045
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .38      $       .37
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,600,858        4,398,603
                                             ===========      ===========









              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Nine Months Ended Sept. 30,
                                              ==========================

                                                 1998            1997
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 4,836,163     $ 4,293,692
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  236,451         198,832

   Amortization                                  886,497         738,613

   Deferred income taxes                         419,741         203,402

   Provision for doubtful accounts                44,190          15,616

 Changes in operating assets and
  liabilities, net of effects of
  acquisitions:

   Accounts receivable                           643,385      (1,967,411)

   Inventory                                  (5,421,765)     (1,869,997)

   Prepaid expenses
    and other current assets                     (32,968)         56,814

   Accounts payable
    and accrued expenses                      (1,359,546)     (2,685,057)

   Income taxes payable                         (494,589)        640,529
                                             ___________     ___________

    Total adjustments                         (5,078,604)     (4,668,659)
                                             ___________     ___________
Net cash flows used in
 operating activities                           (242,441)       (374,967)
                                             ___________     ___________





              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                    5,000             -

 Change in cash on deposit with trustee           80,107             -

 Purchase of property, plant
  and equipment                                 (539,081)        (444,812)

 Change in intangible assets                     574,428             -

 Net changes in other assets                     107,447           91,017
                                             ___________      ___________

Net cash flows provided by/(used in)
 investing activities                            227,901         (353,795)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (1,357,125)      (1,447,737)

 Repayment of notes payable                   (3,077,637)            -

 Acquisition of treasury stock                      -            (130,610)

 Proceeds from note payable to bank            4,000,000        2,000,000

 Dividends paid                                 (271,269)        (253,564)
                                             ___________      ___________
Net cash flows (used in)/provided by
 financing activities                           (706,031)         168,089
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                               (720,571)        (560,673)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,491,174        8,276,976
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 7,770,603      $ 7,716,303
                                             ===========      ===========

              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                       THE STEPHAN CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




Supplemental Disclosures of Cash Flow Information:


          Interest Paid                      $   684,624      $   456,442
                                             ===========      ===========
          Income Taxes Paid                  $ 1,354,424      $ 1,336,000
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




























              See Notes to Consolidated Financial Statements

                                (UNAUDITED)

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


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

         MAJOR CUSTOMERS: The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that credit risk represents a material risk of loss to the Company. However, the loss of one or more significant customers could have a material adverse effect on the Company.

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


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

         The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term nature; and

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturities were used to determine the fair value of notes receivable, notes payable and debt.

There were no significant differences in the carrying value and fair market value of financial instruments as of September 30, 1998 or December 31, 1997.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of September 30, 1998 and 1997 were approximately $ 7,579,000 and $7,258,000, respectively.

         INVENTORIES:    Inventories are stated at the lower of cost
(determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories were as follows:

                                     September 30,            December 31,
                                         1998                     1997
                                      ___________             ____________

Raw Materials                         $ 4,589,772             $  2,880,011
Packaging and components                5,870,132                4,060,389
Work in progress                          464,738                  437,965
Finished goods                          8,849,195                4,289,307
                                      ___________             ____________

  Total Inventories                   $19,773,837             $ 11,667,672
                                      ===========             ============

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the actual bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will be part of the finished product. Finished goods also includes hair dryers, electric clippers, lather machines, scissors and salon furniture.

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997



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

         BASIC AND DILUTED EARNINGS PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS) and require the Company to restate all prior years' EPS data presented.
The adoption of SFAS No. 128 has not had a material effect on the Company's previously reported EPS. Basic and diluted EPS are computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding. The weighted average number of shares outstanding was 4,513,913 for the nine months ended September 30, 1998 and 4,235,921 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, the weighted average number of shares outstanding was 4,600,858 and such number was 4,398,603 for the quarter ended September 30, 1997.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June, 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. The provisions of SFAS No. 130 were adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting of comprehensive income and its components. Implementation of this disclosure standard has not affected the Company's financial position, results of operations or the manner in which financial information is currently presented. In accordance with SFAS No. 131, the Company may be required to modify or expand its financial statement disclosure for operating segments, products and services, and geographic areas. Implementation of this disclosure standard, which must be adopted by December 31, 1998, is not expected to materially affect the Company's financial position or results of operations or its' financial presentation.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 1998 were up 31% to over $9,900,000 when compared to the $7,600,000 achieved in the third quarter of 1997. For the nine months ended September 30, 1998, net sales increased 27%, to $26,877,000 from $21,081,000 for the corresponding period in 1997. The increase in sales can be principally attributed to revenues generated from the Image and Modern lines acquired from New Image Laboratories, Inc. in June, 1997 and the revenues provided from the acquisition of the business of Morris-Flamingo on March 18, 1998.

     Net income for the third quarter of 1998 increased 8%, to $1,728,000 compared to the $1,607,000 for the quarter ended September 30, 1997. Earnings per share for the third quarter was $.38 compared to $.37 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net income was up about 13% when compared with the corresponding nine month period in 1997, increasing approximately $540,000, to $4,836,000 while earnings per share rose $.06 cents a share to $1.07, even with the additional 307,058 shares issued as a result of the acquisition of Morris Flamingo.

     Gross profit for the quarter ended September 30, 1998 increased $938,000, to $5,978,000, and for the nine months ended September 30, 1998, gross profit increased to $16,532,000 from $13,814,000 in the corresponding period for 1997. The increase for both the quarter and nine months represented a 19% increase over the corresponding periods in 1997 and was not only a result of the increased revenues generated from the New Image brands and Morris-Flamingo, but also continuing profits generated by the retail, ethnic and professional brands. However, as anticipated and discussed in prior reports, the overall gross profit margin of the Company decreased as a result of the Morris-Flamingo acquisition. For the quarter ended September 30, 1998, the gross profit margin decreased from 66% to 60% and for the nine month period ended September 30, 1998, it declined from 66% to 62% when compared to the corresponding period of 1997. For the most part, Morris-Flamingo has operated at a loss for the past few years. Management took this into consideration when evaluating the acquisition and while it is expected that in the short term, overall gross profit margins will continue to decrease and selling, general and administrative expenses will increase, the distribution opportunities the acquisition affords the Company are expected to have a positive impact on future operations. Efforts and initiatives have been implemented to increase the gross margin of this new subsidiary and management believes that a profitability level compatible with the Company's other existing results of operations may (although there can be no such assurances) be achieved in 12-15 months.

     Selling, general and administrative expenses increased $771,000, or 30%, for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997 and for the nine months ended September 30, 1998,

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

it increased $1,718,000, an increase of almost 24%. These increases were principally due to the additional expenses generated by our recent acquisitions. While there has been an increase from an absolute dollar amount in the selling, general and administrative expenses, these expenses have actually declined as a percent of net sales.

     Interest expense for the quarter and nine months ended September 30, 1998 increased $97,000 and $275,000, to $272,000 and $719,000, respectively, as a result of interest paid on debt used to acquire the Image lines and the Morris-Flamingo acquisition. Interest expense has also increased as a result of income tax audits concluded in the third quarter of 1998. The Internal Revenue Service and the State of Florida completed audits of the Company's income tax returns filed for the tax years ended December 31, 1996 and 1995. As a result of the net audit adjustments, and the filing of the 1997 Corporate tax returns due in September, 1998, the provision for Federal and State income taxes was favorably impacted in the third quarter. Interest income increased slightly for the quarter and nine month period. Other income of $31,250 and $93,750, respectively, represents the royalty received in connection with the Frances Denney/Color Me Beautiful licensing agreement entered into in January, 1996.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents decreased to $7,770,000, exclusive of funds on deposit with the trustee of the Liquidating Trust created in connection with the acquisition of the Image brands. In the first quarter of 1998, the Company borrowed an additional $1,000,000 to fund the last payment to the Trust, in addition to borrowing $3,000,000 in connection with the Morris-Flamingo acquisition, as explained more fully below. Cash on deposit with the trustee decreased to $530,000 from $610,000 at December 31, 1997. In accordance with the terms of the Liquidating Trust, these funds are to be held by the Trustee to settle the remaining liabilities assumed in the New Image acquisition.

     Accounts receivable and inventory have increased significantly from December 31, 1997 as a result of acquisitions made by the Company. In addition to the increase in accounts receivable acquired in the Morris-Flamingo acquisition, increased sales of retail brands acquired from Image to large, national drug chains and other major retailers has increased the outstanding accounts receivable both from an actual dollar amount due to sales, as well as the length of time the receivables remain outstanding. Net inventories increased substantially from December 31, 1997 compared to September 30, 1998. This increase is principally due to the Image and Morris-Flamingo acquisitions, which have added a significant number of Stock Keeping Units (SKU's) the Company manufactures and carries. As a result, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to ensure product availability, however management is attempting to reduce inventory levels

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

by reducing lead times and eliminating Skis.

Expenditures for new equipment, as well as other additions to fixed assets, continued through the third quarter of 1998 in an effort to increase production capabilities to meet product and customer requirements.

Total current assets at September 30, 1998 was $33,659,000 compared to $25,735,000 at December 31, 1997, and approximately $7,500,000 higher than the total current assets on September 30, 1997. Working capital increased over $8,650,000 when compared to December 31, 1997. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with NationsBank, N.A. At September 30, 1998, the Company significantly exceeded the minimum requirements of the covenants.

     On March 18, 1998, the Company signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including the immediate payment of a note payable to Fleet Capital Corp. approximating $1,880,000) of Morris-Flamingo, L.P., in exchange for 307,058 shares of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock. The transaction was recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,400,000 was recorded. The agreement also provides for 30% of the shares issued to be held in escrow, pending the final determination of the value of the net assets acquired. Morris-Flamingo, L.P. is a large barber and beauty supply distributor. In connection with the acquisition of Morris-Flamingo, L.P., and the related agreement to retire its outstanding Fleet Capital Corp. debt, the Company secured additional financing from NationsBank, N.A. in the amount of $3,000,000, and pledged all of the issued common stock of Morris Flamingo-Stephan, Inc. to the bank as collateral for the loan. The principal on the loan is payable in equal monthly installments through March, 2005 and bears interest at the rate of 6.92% per annum.

     In September, 1998, the Company decided not to pursue a contemplated acquisition of the assets of Rex Chemical Corp. (RCC) pursuant to a non-binding letter of intent signed in July, 1998,

YEAR 2000 ISSUES

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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 1998 AND 1997



                         PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on Friday, August 21, 1998. The following individuals, constituting all of the Company's continuing directors, were nominated and duly elected to be directors of the Company by the holders of a majority of the outstanding common stock of the Company.
                                                        Votes
                                             __________________________

                                                  For       Withheld
                                              ___________  ___________

		Frank F. Ferola                      3,955,081     463,247
          Thomas M. D'Ambrosio                 3,947,581     470,747
          Leonard Genovese                     3,956,086     462,242

          John DePinto                         3,947,609     470,719
		Curtis Carlson                       3,956,086     462,242
		Shouky A. Shaheen                    3,952,086     466,242

         In addition to the above, the shareholders approved (1,911,998 shares of Common Stock voted in favor of the amendment, 1,722,659 shares voted against, and 10,113 shares abstained, excluding 773,558 non-voted Broker shares) an amendment to the Company's By-Laws that provides for the classification of the Board of Directors into three classes in order to allow staggered three-year terms for Directors.


ITEM 5.  OTHER INFORMATION

       In accordance with Rules 14a-4(c) and 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Registrant hereby again notifies its stockholders that if the Company does not receive notice by January 19, 1999 of a proposed matter to be submitted for stockholder vote at the Company's 1999 Annual Meeting, then any proxies held by members of the Company's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
November 13, 1998




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
November 13, 1998