Form 10-K
period 1998-12-31
STEPHAN CO
filed 1999-05-21
CIK 94056

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

          For the Fiscal Year Ended December 31, 1998


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

                  $ 23,629,290 as of April 15, 1999

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          4,725,858 Shares of Common Stock, $.01 Par Value,
                       as of April 15, 1999

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the Company's proxy statement for the Registrant's 1999 annual meeting of stockholders, filed no later than 120 days after the end of the Company's fiscal year are incorporated by reference in Part III of this Form 10-K.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................  10
Item 3:   Legal Proceedings..........................................  11
Item 4:   Submission of Matters to a Vote of Security Holders......... 11

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  12
Item 6:   Selected Financial Data....................................  13
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  14
Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.  19
Item 8:   Financial Statements and Supplementary Data................  19
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  19

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  20
Item 11:  Executive Compensation.....................................  20
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  20
Item 13:  Certain Relationships and Related Transactions.............  20

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   21

Signatures..........................................................   23

                               PART I

     Certain statements in this Annual Report on Form 10-K("Form 10-K") under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of The Stephan Co. and its subsidiaries to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the institution and outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in the Form 10-K. The Stephan Co. does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.   Business

  GENERAL

     The Stephan Co.(the "Registrant" or the "Company"), founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. The Registrant is comprised of The Stephan Co. ("Stephan") and its eight wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc., Stephan Distributing, Inc. and Morris Flamingo-Stephan, Inc.

  THE STEPHAN CO.

     Located in Fort Lauderdale, Florida, The Stephan Co. ("Stephan") is principally engaged in the manufacture of hair care products for sale by two of its subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., and manufacturing of products marketed under the STEPHAN brand name. Stephan also manufactures, markets and distributes hair and skin care products under various trade names through different divisions. Retail brands include product lines such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions and Protein 29 and Wildroot hair care products for men. These brands, included in the Retail Personal Care Products ("Retail") segment of business, are manufactured at the Company's Tampa, Florida facility, and accounted for approximately $4,050,000 of the Company's sales, or approximately 11.3% of the Registrant's consolidated revenues. In addition The Frances Denney division of Stephan (included in the "Retail" segment of business) continues to market a full line of cosmetics through retail and mail-order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., under the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains, including J.C. Penney, in the United States and Canada.

     On December 31, 1995, the Registrant entered into an asset purchase agreements (collectively, the "Acquisition Agreements") with each of Colgate Palmolive Company and its subsidiary, The Mennen Company (collectively, the "Sellers"), for the acquisition by the Registrant of certain consumer product brands of the Colgate Palmolive, as well as a licensing agreement for the domestic distribution of Colgate-Palmolive's Cashmere Bouquet talc product line (the "U.S. Trademark License").

     In December 1996, the Registrant entered into a Settlement Agreement and Amendment with the Sellers (the "Settlement Agreement") to resolve certain outstanding disputes with respect to the Acquisition Agreements. The Settlement Agreement, among other things, provided for the licensing to the Registrant of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the Settlement Agreement provided that (i) deferred payments would be made with respect to products sold under the Canadian Trademark License, (ii) total deferred payments would be subject to a maximum of $4,000,000, and (iii) the Registrant was required to pay the greater of $150,000 and 50% of such deferred payments in immediately available funds, with the balance payable, at the option of the Registrant, by wire transfer or a five-year promissory note. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Registrant must pay the difference in cash between that amount and Deferred Payments made prior to such date.

	The U.S. Trademark License grants the Registrant an exclusive license to use certain trademarks relating to the Cashmere Bouquet product line in connection with the manufacture and distribution of such product lines in the United States. The Canadian Trademark License grants the Registrant an exclusive license to use certain trademarks relating to the Cashmere
Bouquet powder product line in Canada. Each of the U.S. Trademark License and the Canadian Trademark License has an initial term of ten years and is automatically renewable for successive ten-year periods unless earlier terminated by breach, mutual agreement or upon certain other specified events. Any product sold under the License Agreement is included in net sales for purposes of determining the deferred payments.

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

     Stephan also manufactures and sells products under the name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and is included in the Professional Hair Care Products and Distribution ("Professional") segment of business. The Registrant's trademark "STEPHAN'S" and the design utilized thereby has been registered with the United States Patent and Trademark Office, which registration is not due for renewal until the year 2001. Sales of the parent company, Stephan, including the Frances Denney product line as well as its other retail products, accounted for approximately $4,900,000 of Company sales, or approximately 13.7% of the Registrant's consolidated revenues.

     The Fort Lauderdale location also serves as the Registrant's corporate headquarters, and the Registrant provides general management services to its subsidiaries from such location.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly owned subsidiary of the Registrant, located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as the Company's second manufacturing facility. The Tampa facility manufactures most of the products sold by the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. The operations of Old 97 are included in the Manufacturing segment of business. Old 97 is also responsible for distribution of the above products. In addition to the above, Old 97 is responsible for the manufacturing of custom "private label" products, which is the manufacturing of products marketed and sold under the brand names of customers. In 1998, one private label customer accounted for approximately 35% of the Tampa facility's production, however no single customer accounted for more than 10% of the Registrant's consolidated revenues. The loss of this private label customer may have an adverse effect on the operations of the Tampa facility. Private label production accounted for approximately $3,400,000 of the Company's sales, or approximately 9.5% of the Registrant's consolidated revenues.

  WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly owned subsidiary of the Registrant, was acquired in January, 1992 and is located in Williamsport, Pa. Williamsport, a large mail order beauty and barber supply company, had sales of approximately $3,800,000, which accounted for almost 11% of the Registrant's consolidated revenues for the year ended December 31, 1998, and is included in the Professional business segment.

STEPHAN & CO.

     Formerly known as Heads or Nails, Inc. and acquired by the Registrant in August, 1993, Stephan & Co., a wholly owned subsidiary of the Registrant, has focused on the manufacture and supply of personal care amenity products for cruise ships, with production and shipping commencing in December, 1995. Sales by Stephan & Co. for the year ended December 31, 1998 were not material.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Purchased by the Company in April, 1994, Scientific Research Products Inc. of Delaware, a wholly owned subsidiary of the Registrant, was prior to such purchase, one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific Research Products accounted for 16.7% of the Registrant's consolidated revenues, with sales of approximately $6,000,000. In addition to the above, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a company acquired by the Registrant in 1986. Sales by Foxy Products, Inc. for the year ended December 31, 1998 were not material. The majority of the sales of this division is included in the Retail business segment.

  TREVOR SORBIE OF AMERICA, INC.

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. ("Sorbie"), and the stockholders of Sorbie, including the President and principal stockholder pursuant to which the Company acquired Sorbie, as well as related agreements described below with the President, Trevor Sorbie International, Mr. Trevor Sorbie, Samson Arms, Inc. and Redken Laboratories.

     In separate related agreements, the Company amended the existing royalty contract between Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Mr. Trevor Sorbie. In accordance with the amended agreement the royalty payment percentage rates payable upon future sales were reduced. The amended royalty agreement also provides for the supply to Sorbie Trading Limited and Trevor Sorbie International, at their option, by Sorbie, of such companies' requirements of certain products. The amended agreement contains certain non-competition provisions effective until December 31, 1999, relating to the Sorbie Products (as defined in the amended royalty agreement). The amended royalty agreement expires in December 31, 2044 but any party thereto may renew it for successive ten-year periods until December 31, 2093.

     Sorbie, prior to the acquisition, was a major customer of the Registrant and is a distributor of a professional line of hair care products sold to salons in the United States, Canada and Mexico through a network of distributors. Sales of Trevor Sorbie hair care products in 1998 were approximately $3,400,000 of the Company's sales, representing 9.4% of the Registrant's consolidated revenues, and are included in the Professional segment of business.

  STEPHAN DISTRIBUTING, INC.

     On June 26, 1997, the Company, through Stephan Distributing, Inc., a newly-formed and wholly owned subsidiary, acquired several product lines from New Image Laboratories, Inc. ("New Image"). The primary brand acquired was a professional hair care line of products marketed under the brand name "Image", in addition to a retail hair care line know as "Modern" and marketed under the brand name "Stiff Stuff". Three smaller hair care lines, "Ecoterra", "Pure Botanicals"/"Deep Earth", and "Modern Essences" were also acquired in the transaction. The brands were acquired for (i) 250,000 shares of the Registrant's restricted common stock, valued at $10.81 per share, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and (ii) up to 100,000 restricted shares to be issued over the next two years contingent upon the achievement of certain earnings levels as set forth in the acquisition agreement. The acquisition was accounted for as a purchase, with a net value of approximately $2,700,000 based upon the quoted market price of the Registrant's stock at the time of issuance.

     Pursuant to the transaction, the Company acquired certain accounts receivable, inventory, fixed assets and trademarks and assumed certain outstanding trade and other liabilities of approximately $5,332,000. The liabilities assumed are subject to the terms of a liquidating trust agreement, and as provided for in such Agreement, the Registrant delivered a note payable in the amount of $2,399,400, payable in two equal installments due in December, 1997 and February, 1998.

     Additionally, the Registrant provided the Trust, established pursuant to such liquidating trust agreement, with a standby letter of credit in the amount of $2,932,600. As indicated above, the purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. The Registrant is currently involved in litigation with New Image Laboratories regarding this purchase price adjustment. The Registrant believes that based upon information available to it at December 31, 1998, the 125,000 shares held in escrow and the subject of the aforementioned litigation will be returned to the Company. The value of trademarks recorded, approximating $4,100,000, is net of this anticipated purchase price adjustment.

     In addition to being popular hair care lines, the brands acquired from New Image have international distribution which the Registrant believes will enhance the distribution of other of the Registrant's products. Sales of brands acquired from New Image Laboratories, Inc. amounted to approximately $4,800,000 for the period ended December 31, 1998, which represented over 13.3% of the Registrant's consolidated revenues. Sales of Image products are included in the Professional business segment while Modern sales are included in the Retail business segment.

  MORRIS FLAMINGO-STEPHAN, INC.

     On March 18, 1998, the Registrant and Morris Flamingo-Stephan, Inc. signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky
A. Shaheen, for the acquisition of certain assets and assumption of certain liabilities (including the immediate payment of a note payable to Fleet Capital Corporation of approximately $1,880,000) of Morris-Flamingo, L.P. in exchange for 307,058 shares of the Registrant's restricted common stock. The transaction was recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,500,000 was recorded.

     Morris-Flamingo, L.P. is a barber and beauty supply wholesaler, similar to the Registrant's subsidiary, Williamsport Barber and Beauty Corp., but markets their products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Additionally, this division manufactures hair pins, scissors and beauty school cases. Sales for the period March 18, 1998 (acquisition date) through December 31, 1998 were approximately $9,100,000, representing

25.4% of the Registrant's consolidated revenues, and are included in the Professional segment of business.

  RECENT DEVELOPMENTS

     Subsequent to the year ended December 31, 1998, the Company discovered that the method used by the Registrant to determine its cost of sales during interim periods had resulted in the overstatement of its gross profit and net income for certain interim periods. See Item 3 "Legal Proceedings".

  SEGMENT INFORMATION

     "Operating Segments and Related Information", which provides information on net sales, income from operations, capital expenditures and depreciation for the last three years and identifiable assets for the last two years, for each of the Registrant's three business segments, contained in Footnote 10 of the 1998 Annual Report included elsewhere in this filing, is hereby incorporated herein by reference.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Registrant nor any of its subsidiaries has ever experienced any significant shortage in supplies nor are any such shortages anticipated by the Registrant or its subsidiaries in the reasonably foreseeable future.

     The Registrant and its subsidiaries try to maintain a level of finished goods inventory of their products sufficient for a period of at least three months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of April 15, 1999, the dollar amount of backlog orders was not believed by the Registrant to be material.

  RESEARCH AND DEVELOPMENT

     During each of the three prior fiscal years ending December 31, 1998, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not believed by the Registrant to be material and were expensed as incurred.

  COMPETITION

     The hair care and personal grooming business is highly competitive in terms of price and product quality. Products manufactured and sold by the Registrant and its subsidiaries compete with numerous varieties of other such products, many of which bear well known, respected and heavily advertised brand names and are produced and sold by companies having substantially greater financial, technical, personnel and other resources than the Registrant. Products produced by the Registrant and its subsidiaries account for a relatively insignificant portion of the total hair care and personal grooming products manufactured and sold annually in the United States.

  GOVERNMENT AND INDUSTRY REGULATION, ENVIRONMENTAL MATTERS

     The Registrant's products are subject to regulation by the Food and Drug Administration ("FDA"), in addition to other Federal, state and local regulatory agencies. The Company believes that its products are in material compliance with all applicable regulations. The Registrant does not believe that compliance with existing or presently proposed environmental standards, practices or procedures will have a material adverse effect on operations, capital expenditures or the competitive position of the Company.

  EMPLOYEES

     As of April 15, 1998, in addition to its nine officers, the Registrant and its subsidiaries employed approximately 225 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by any collective bargaining agreement and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. Approximately two-thirds of the space is utilized by the Registrant for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products that is housed in its facility in Fort Lauderdale, Florida. In addition to the facility described above, the Registrant leases approximately 42,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a 3 year lease which commenced in May, 1998, with an annual rental of $222,000.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. Such building is utilized by Old 97 in the manufacture of its various product lines. In October, 1994, Old 97 acquired land and two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building comprising 12,500 square feet is being used for office facilities and order fulfillment for the Frances Denney line. The second building, with approximately 30,000 square feet, is used as a warehouse and distribution facility. On December 30, 1998, Old 97 entered into a 1 year lease agreement for an additional 20,000 square feet of warehouse space located at 6706 N. 54th Street, Tampa, Florida 33610.

     In connection with the acquisition of Williamsport Barber Supply, the Company entered into a two year lease, which expired in January, 1994, for office and warehouse space of approximately 6,000 square feet. Subsequent to January, 1994, the Registrant leased the premises on a month to month basis and commencing in February, 1997, the lease was extended five years, expiring January 31, 2002. Monthly rent in the amount of $1,800 is payable to the former owner of Williamsport Barber Supply, who is currently the President of Williamsport Barber and Beauty Corp.

     In connection with the Morris Flamingo acquisition, the Company entered into a 3 year lease expiring in March, 2001, for the Morris Flamingo existing office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834, at an annual rental payment of approximately $210,000. The Danville facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The lease is held by Shouky Shaheen, the former owner of Morris-Flamingo, who is currently a member of the Board of Directors and a significant shareholder of the Registrant. The Registrant has the option to terminate the lease with three month's notice at any time prior to the expiration of the lease term.

     The Registrant is currently engaged in negotiations to construct new warehousing on existing land adjacent to the its Tampa manufacturing facility in an effort to consolidate off-site locations and reduce rental expense. It is anticipated that the cost of this new construction could be as much as $1,000,000. The Registrant believes that the aforementioned properties will be suitable and adequate for their intended use and purpose for the reasonably foreseeable future

Item 3.  Legal Proceedings

     Subsequent to the year ended December 31, 1998, the Company discovered that the method used by the Registrant to determine its cost of sales during interim periods had resulted in the overstatement of its gross profit and net income for the second and third quarters of 1998. This accounting overstatement was due, in part, to the significant change in the sales mix of the business as a result of the Morris Flamingo acquisition, coupled with the decline in sales and gross profit margins of certain of the Registrant's products. This error in the calculation of the Company's gross profit also contributed to an overstatement of the inventory level of approximately $5,000,000 as compared to the reported September 30, 1998 inventory level. The Company has restated its June 30, 1998 and September 30, 1998 quarterly interim financial information and will file amended quarterly reports shortly with the Securities and Exchange Commission.

     Following the Company's April 1, 1999 press release describing the aforementioned matter, the Company, as well as certain of its officers, were named as defendants in two class action suits filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleges, among other things, certain violations of Federal Securities laws and seeks an unspecified amount of damages. The Company has agreed to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations, however, it is not possible at this time to predict the outcome as many unknown factors exist such as the likelihood of future claims, insurance limits, and the outcome of jury trial.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     The Company has not submitted any matters to a vote of its security holders since the Company's August,1998 Annual Meeting.

                               PART II


Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is traded on the American Stock Exchange ("AMEX"). The following table sets forth the range of high and low sales prices for the Registrant's Common Stock for each quarterly period within the Registrant's two most recent full fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 1997           $ 14.88              $ 10.88
         June 30, 1997              11.50                 9.06
         September 30, 1997         14.38                10.63
         December 31, 1997          14.63                11.38
___________________________________________________________________________

         March 31, 1998           $ 14.50              $ 12.50
         June 30, 1998              14.25                12.25
         September 30, 1998         13.75                 9.31
         December 31, 1998          12.75                 9.50


     On April 15, 1999, the American Stock Exchange ("AMEX") suspended trading of the Registrant's common stock, pending the filing with the SEC and AMEX of its 1998 Annual Report on Form 10-K.


(b)     Holders

     As of April 15, 1999, the Registrant's Common Stock was held of record by approximately 430 holders. However, the Registrant's Common Stock is believed to be held beneficially by others through approximately 2,000 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996, 1997 and 1998. Future dividends, if any, will be determined by the Company's Board of Directors, at its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

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

Item 6.  Selected Financial Data (a)



                   1998       1997       1996       1995      1994
                         (in thousands, except per share data)
                 ____________________________________________________

Net sales         $35,816    $27,113    $25,779    $26,197   $24,341

Income before
 income taxes         977      7,697      7,093      6,426     6,200

Net Income            658      5,041      4,679      4,315     4,076

Current assets     28,623     25,735     19,706     20,438    17,342

Total assets       61,262     57,464     46,499     42,463    29,074

Current
 liabilities        5,332      8,468      6,223      4,674     3,525

Long term debt     11,718      9,078      6,689      9,112       811

PER COMMON SHARE
  (Basic and Diluted): (b)

 Net Income           .15       1.20       1.13       1.05      1.01

 Cash dividends       .08        .08        .08        .04      None


                       Notes to Selected Financial Data


(a) The selected financial data includes the operations of the Company and its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport Barber and Beauty Corp. (acquired in 1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993), Scientific Research Products, Inc. of Delaware (acquired in
1994), Trevor Sorbie of America, Inc. (acquired in 1996), Stephan Distributing, Inc., a newly formed subsidiary which acquired the brands from New Image Laboratories, Inc. in 1997, and Morris Flamingo-Stephan, Inc., a newly formed subsidiary, which acquired the business of Morris-Flamingo, L.P. in 1998.

 (b) Net Income per common share is based upon the weighted average number of common shares outstanding, in accordance with Statement of Financial Accounting Standards No. 128, issued in February, 1997. The weighted average number of shares outstanding were 4,535,649 for 1998, 4,213,372 for 1997, 4,138,629 for 1996, 4,120,304 for 1995, and 4,031,558 for 1994.
This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report.

          Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                          As                  As
                      Previously    As    Previously    As
                       Reported  Restated  Reported  Restated
             3/31/98   6/30/98   6/30/98   9/30/98   9/30/98   12/31/98
             _______   _______   _______   _______   _______   ________
Net sales    $ 7,651   $ 9,301   $ 9,301   $ 9,926   $ 9,926    $ 8,938
Gross profit   4,903     5,652     3,729     5,978     2,769      2,286
Net income     1,413     1,696       457     1,728      (458)      (754)
Per share        .33       .37       .10       .38      (.10)      (.16)

                       3/31/97   6/30/97   9/30/97   12/31/97
                       _______   _______   _______   ________
          Net sales    $ 6,394   $ 7,106   $ 7,581    $ 6,032
          Gross profit   4,059     4,716     5,040      3,106
          Net income     1,226     1,460     1,607        748
          Per share        .30       .35       .37        .17

Information presented above for the quarters ended June 30, 1998 and September 30, 1998 has been restated to correct for certain errors made in the estimates used to determine the interim period inventory carrying values and its cost of sales. See Item 3 "Legal Proceedings".

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

OVERVIEW

     1998 was a challenging year for the Company as management completed the integration of the New Image assets acquired in the third quarter of 1997, acquired the business of Morris-Flamingo, L.P. late in the first quarter of 1998 and took steps to reposition existing professional and retail brands to improve distribution in the long term. Net sales for the year ended December 31, 1998 increased 32% to $35,816,000, up over $8,700,000 from the previous year. However, the Company experienced a substantial decline in net income, to approximately $658,000 in 1998 from approximately $5,041,000 in 1997.

	Subsequent to December 31, 1998, the Company discovered that the method used to determine its cost of sales during interim periods had resulted in the overstatement of its gross profit, net income and interim inventory carrying values for the second and third quarters of 1998. This accounting overstatement was due, in part, to the significant change in sales mix of the business as a result of the Morris Flamingo acquisition and a decline in the sales and gross profit margins of certain retail and professional brands.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO 1997
________________________________________________

	 Net sales for 1998 increased primarily as a result of the Morris-Flamingo, L.P. acquisition, but at a significantly lower associated gross profit level than other divisions or subsidiaries of the Company. In addition, net sales from certain higher margin professional and retail brands declined. These factors combined to cause an overall adverse change in the mix of the Company's business and substantially depressed the gross profit margin of the Company. The impact of this change was not realized until the Company completed its December 31, 1998 inventory compilation, as interim inventory values had been determined by estimates utilizing historical gross profit margins and other factors. These factors, together with an increase in selling, general, and administrative expenses, resulted in the decrease of the overall net earnings of the Company.

	Gross profit declined slightly more than $3,200,000, to $13,687,000 in 1998 when compared to the $16,921,000 achieved in 1997. This decline of approximately 19% was due to the factors previously discussed, reflecting a decline in the overall gross profit margin, from 62.4% in 1997 to 38.2% in 1998. As previously disclosed, the Company had anticipated that the Morris-Flamingo, L.P. acquisition would have a negative impact on the Company's gross profit margin and overall gross profit. After operating at a loss for several years, management was able to make Morris Flamingo-
Stephan profitable for the year ended December 31, 1998 as a stand-alone operational division(before any allocation of general corporate expenses). However its gross profit margin of approximately 31% was well below what the Company has experienced with its other lines. The Company is devoting significant time and effort to trying to improve the gross profit margin of Morris Flamingo-Stephan. It will take time to have a positive impact. However, for the period ended December 31, 1998, the gross margin of Morris Flamingo increased to 31% from 29% in 1997, representing an improvement over the level this entity was operating at prior to the acquisition. In addition, the Company is continuing its efforts to review and control the selling, general and administrative expenses of this division.
Williamsport Barber and Beauty Corp, which operates in a similar market, continued to perform well, with a gross profit margin of over 38%.

	The Company's overall product mix was also adversely affected by a decline in certain professional and retail brand sales. Net sales of Trevor Sorbie of America products, Stephan Distributing, Inc.'s Image line and Scientific Research Products' New Era line declined from $8,844,000 in 1997 to $8,568,000 in 1998. These sales are included in the operating segment "Professional Hair Care Products and Distribution".

	With respect to the Sorbie product line, management made a determined effort in 1998 to reduce the amount of diverted product in the marketplace by terminating certain distributors that were found to be diverting product to other than professional distribution channels. In the opinion of management, the long term value of the Sorbie brand can only be maintained by a vigilant effort to control such diversion, despite a temporary decline in sales.

	Although net sales for Image products rose in 1998, they did not keep pace with the increases experienced in 1997. In late 1997, Stephan Distributing, Inc.'s net sales were, somewhat artificially, enhanced by a "sell-in", of the Image brand, as distributors restocked depleted inventories caused by New Image Laboratories' inability to maintain a consistent source of supply. In addition, the Company re-evaluated its international Image business and terminated certain distributorship agreements for non-payment.

     This had, in the short term, the effect of lowering Image's level of sales in 1998 while new distributors were evaluated and relationships established, but the Company believes, will ultimately enhance the long-term growth of the Image line. The Company has since replaced its South American distributor which it had terminated in 1998, and began selling in that region again in the first quarter of 1999. Both the Sorbie and Image lines are selling in a professional environment that is currently experiencing a consolidation of distributors, which might have a negative effect on the future sales and gross profit of the Company.

	The operating segment "Retail Personal Care Products" also experienced a decline in net sales as a whole. Net retail sales in 1998 were $10,473,000, as compared to $11,628,000 in 1997, with the most significant decline coming from some of the brands purchased from The Colgate-Palmolive Co. in December 1995. This, in the Company's opinion, was primarily the result of a reduction in the number of products carried by retailers and a continuing consolidation in the chain-drug industry. When such a consolidation occurs, items not carried by the surviving entity are usually discontinued until they can be re-evaluated at a later date. This industry consolidation also increases the amount of discounting and promotional allowances large retailers demand of their suppliers, which diminishes the profit margin on brands supplied by those retailers. As a result, the Company has had to respond to these discounting pressures in order to maintain as much market share as possible without sacrificing the best interests of the Company. Retail Personal Care Products sales also includes certain brands which did outperform last year. Retailers have shown a renewed acceptance of "Stiff Stuff", a brand acquired from New
Image Laboratories, Inc., which had increased sales in 1998, along with "Stretch Mark" and "Quinsana" products, and net sales of the Frances Denney line almost doubled over 1997 levels. In addition, commencing in the first quarter of 1999, a large national retailer began carrying a number of "Stiff Stuff" products, increasing the exposure of that product line.

     In the past, the gross profit margin, as well as gross profit, has generally increased as the Registrant's business mix shifted away from private labeling, or "contract" filling, to professional hair care products and retail hair and skin care brands, which generally afforded the Registrant a higher gross profit. As discussed above, the Company experienced a decline in both the gross profit margin and gross profit in 1998, due to factors previously discussed, including a change in the sales mix and competitive pressures. With the acquisition of Morris-Flamingo, L.P., the Company anticipates that its overall gross profit margins will be lower than those experienced in the past, but should increase in 1999 when compared to 1998 due to price increases on certain product lines in 1999 and efforts implemented to reduce overall cost of sales through more effective inventory management and production cost savings. Overall, the Company presently expects gross profit to increase in the future, but not at the historical rates the Company has previously experienced.

	Selling, general and administrative expenses increased 34% from $9,110,000 in 1997 to $12,240,000 in 1998. This increase is primarily due to the expenses of Morris Flamingo-Stephan, Inc. Management is continually trying to reduce overhead expenses where possible and is confident that a continued scrutiny of certain expense categories will result in lower costs and expenses in 1999.

     Interest expense increased from $642,000 in 1997 to $969,000 in 1998 as a result of increased borrowings to finance the last note payment related to the Image acquisition, and to repay the outstanding asset-based financing in connection with the Morris-Flamingo, L.P. acquisition. In November 1998, the Company refinanced all of its existing debt into a seven-year term loan, taking advantage of the lower interest rates available at that time. Other income includes the royalty payment of $125,000 from Color Me Beautiful in connection with the marketing of

Frances Denney products.

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

     As the product mix of sales continues to change from that of a private label "contract" filler to that of a manufacturer and distributor of professional hair care lines, the gross margin on these lines tends to increase to cover the increased selling, general and administrative expenses that those product lines require. Selling, general and administrative expenses increased 10.6% in 1997 when compared to 1996, up from $8,239,000 to $9,110,000. The increase in these expenses can be attributed to several areas, such as national and regional sales personnel and the related travel expenses that accompany a sales force, commissions paid to sales representatives, promotional literature and point of purchase materials and promotions, retail distribution expenses dictated by major drug and department store retailers such as "slotting allowances", promotional "buy one-get one free" offers, "end-cap", coupons and other point of purchase rebates and sales allowances, increased freight and delivery expenses, as well as an increase in payroll and related payroll costs.

     Interest expense increased $287,000, to $642,000, as a result of the additional debt incurred in connection with the acquisitions made in 1997 and 1998. Other income increased $50,000 to $125,000 as a result of the royalty provision of the Color Me Beautiful Trademark and Licensing Agreement.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Working capital was approximately $23,450,000 at December 31, 1998, an increase of $6,180,000 from December 1997, due largely to the acquisition of Morris-Flamingo, L.P. in March 1998 and the refinancing and consolidation of existing debt in November 1998. Cash and cash equivalents decreased approximately $410,000 to $8,082,000 when compared to the $8,491,000 on hand in December 31, 1997.

     Inventory has increased significantly from December 31,1997 as a result of the Morris-Flamingo, L.P. acquisition, which has added a significant amount of Stock Keeping Units (SKU's) that the Company must manufacture and carry, and higher inventory levels of Image products. As a result, more chemicals, raw materials, components and packaging are required to be kept in stock in order to ensure availability for production, as well as maintaining a higher level of finished goods inventory.

     The Company is subject to various covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with Nationsbank, N.A. At December 31, 1998, the Company was not in compliance with the current maturity coverage and funded debt ratio covenants, but has obtained a waiver from the lender. Under the terms of the waiver, the Company is subject to an additional 1% interest until the covenant requirements are met.

     It is anticipated that the Company will spend approximately $1,000,000 in new construction and modernization of the Tampa manufacturing plant. These improvements will either be funded from existing cash resources or new borrowings, depending upon available cash and current interest rates.

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

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     The Year 2000, or Y2K problem, relates to the inability of computer systems to properly recognize and process date sensitive information. Many older computer software programs refer to years by their final two digits, thus some computer systems may interpret the year 2000 as 1900, and cause date related or operational failures. The problems caused by these potential system failures may have a more significant impact on certain types of businesses or industries than others, and these factors must be taken into consideration when assessing the overall risk that a company may be exposed to. Management has determined that the Company's Year 2000 compliance project takes all relevant factors into consideration when determining that the risk of business disruption would be limited due to the nature of the business the Company is involved in, the degree of sophistication of customers and suppliers, and the financial stability of the Company itself.

      While it is the Company's assessment that its risk of exposure to Y2K problems are low, certain Year 2000 risk factors could have a material adverse effect on results of operations, liquidity and financial condition. For the most part these risks are not within the Company's control. These risk factors include, but are not limited to, unexpected failures by significant business suppliers and/or customers, extended failures by public utility companies or common carriers supplying goods or services to the Company or delivering finished product manufactured by the Company, or failures in the banking system and/or capital markets.

     The Company has completed an assessment of its Information Technology
(IT) systems in conjunction with the integration of the software and hardware currently in use and has determined that sales and accounts receivable comprise the more significant IT systems that might be affected by the Y2K problem. The Company believes that there currently is in place sufficient collateral or alternative methods of maintaining information should other IT systems fail. Costs related to the overall assessment of the Company's Y2K readiness are not material.

     The Company purchases all of its raw materials, components and packaging from third party suppliers, and as such, may be at risk from suppliers who may not be Y2K compliant. The inability or failure of suppliers to be Y2K compliant may result in shortages that could adversely impact the operations and condition of the Company. While it is difficult to accurately project the disruptions that may occur under these circumstances, the Company believes that it maintains a sufficient level of inventory that would mitigate the disruption caused by an inability of one or more current suppliers to fulfill the Company's orders. On the basis of communications and correspondence with existing suppliers, the Company has determined that most suppliers are attempting to be, or are already, Y2K compliant.

     In addition to the above, the Company has determined that there may also be a risk arising from the inability of customers who are not Y2K compliant to pay their invoices in a timely manner. The Company believes it has adequate resources to lessen any disruption in sales and or cash flow that may occur as a result of this and will continue to assess this risk through Y2K readiness inquiries with customers.

     As it relates specifically to the Company's and its subsidiaries' computer systems and software, the Company is in the process of converting all of its existing computer systems. The software in use is anticipated to be updated by the third quarter of 1999 (at no additional cost other than the normal quarterly software maintenance fee paid by the Company), at which time the Company believes such software will be Year 2000 compliant. The Company currently uses a consultant to assist in the implementation of the hardware and software system, and he is also monitoring the Y2K upgrade procedures and related Company upgrade and integration plans. Based upon the Company's current readiness and the procedures that have been implemented, the Company does not anticipate costs relating to Year 2000 problems to have any material adverse effect on its financial condition, results of operations or cash flows. While there are no specific contingency plans, the Company feels that its overall financial stability, the ability to maintain excess inventory quantities, and back-up production capabilities will enable the Company to deal with Y2K problems as they arise.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The Company does not participate in derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements and supplementary data contained elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                               PART III


     The information required by Part III Items 10-13 of Form 10-K are incorporated herein by reference from the Registrant's Proxy Statement for its 1998 annual meeting of stockholders which has been filed with the Securities and Exchange Commission on April 30, 1999.

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

          10.9 Settlement Agreement and Amendment dated December 5, 1996, between The Stephan Co., The Mennen Company and Colgate-Palmolive Company, included with the Form 10-K for the year ended December 31, 1996, filed April 15, 1997, is incorporated herein by reference.

10.10 Trademark License and Supply Agreement dated March 7,
1996, between Color Me Beautiful, Inc. and The Stephan Co., included with the Form 8-K filed March 20, 1996, is incorporated herein by reference.

          10.11 Acquisition Agreement dated as of May 23, 1997, between New Image Laboratories, Inc., The Stephan Co. and Stephan Distributing, Inc., in connection with the acquisition of brands, included with the Form 10-Q for the period ended June 30, 1997, filed August 13, 1997, is incorporated by reference.

          10.12 Acquisition Agreement dated as of March 18, 1998, between Morris Flamingo-Stephan, Inc., The Stephan Co., Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A Shaheen, included with the Form 10-Q for the period ended June 30, 1998, filed May 15, 1998, is incorporated by reference.

          27.  Financial Data Schedule

  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

          Independent Auditors' Report for the years ended
          December 31, 1998, 1997 and 1996.

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP





Miami, Florida
May 19, 1999

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1998 AND 1997



                              ASSETS



                                           1998              1997
                                      ____________      ____________
CURRENT ASSETS

 Cash and cash equivalents            $  8,081,762      $  8,491,174

 Cash on deposit with trustee              270,684           610,126

 Accounts receivable, less
  allowance for doubtful accounts
  of $175,155 and $98,359 in 1998
  and 1997, respectively                 4,680,170         4,696,248

 Inventories                            15,286,370        11,667,672

 Income taxes receivable                    83,888              -

 Prepaid expenses
  and other current assets                 219,897           269,304
                                      ____________      ____________

   TOTAL CURRENT ASSETS                 28,622,771        25,734,524


PROPERTY, PLANT AND EQUIPMENT, net       3,120,658         2,760,011

INTANGIBLE ASSETS, net                  27,086,358        26,443,911

OTHER ASSETS                             2,432,278         2,525,948
                                      ____________      ____________
   TOTAL ASSETS                       $ 61,262,065      $ 57,464,394
                                      ============      ============












           See notes to consolidated financial statements.

                  THE STEPHAN CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31,1998 AND 1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                          1998            1997
                                       ___________    ___________

CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                     $ 3,126,756    $ 3,704,383

 Note payable to bank                      400,000        400,000

 Note payable to trustee                      -         1,199,700

 Current portion of
  long-term debt                         1,804,971      1,773,788

 Income taxes payable                         -         1,390,104
                                       ___________    ___________
   TOTAL CURRENT LIABILITIES             5,331,727      8,467,975

DEFERRED INCOME TAXES, net                 554,017        268,166

LONG-TERM DEBT, less current
  maturities                            11,718,169      9,078,114
                                       ___________    ___________
   TOTAL LIABILITIES                    17,603,913     17,814,255
                                       ___________    ___________

COMMITMENTS AND CONTINGENCIES (NOTES 2 and 11)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,725,858 and 4,418,800 shares
   issued and outstanding at
   December 31, 1998 and 1997,
   respectively                             47,259         44,188

  Additional paid in capital            19,692,043     15,979,709

  Retained earnings                     25,270,413     24,977,805
                                       ___________   ____________
                                        45,009,715     41,001,702
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)    (1,351,563)
                                       ___________   ____________
  TOTAL STOCKHOLDERS' EQUITY            43,658,152     39,650,139
                                       ___________   ____________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $61,262,065    $57,464,394
                                       ===========    ===========

              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                1998             1997             1996
                            ____________     ____________     ____________


NET SALES                   $	35,816,190     $ 27,113,306     $ 25,778,618

COST OF GOODS SOLD            22,129,603       10,192,411       10,558,919
                            ____________     ____________      ___________
GROSS PROFIT                  13,686,587       16,920,895       15,219,699

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     12,239,694        9,110,001        8,239,386
                            ____________     ____________      ___________

OPERATING INCOME               1,446,893        7,810,894        6,980,313

OTHER INCOME(EXPENSE)
 Interest income                 373,968          402,940          392,314
 Interest expense               (968,630) 	    (641,654)		 (354,362)
 Other                           125,000          125,000           75,000
                            ____________      ___________      ____________

INCOME BEFORE INCOME TAXES       977,231        7,697,180         7,093,265

INCOME TAXES                     318,837        2,656,171         2,414,105
                            ____________      ___________      ____________

NET INCOME                  $    658,394      $ 5,041,009      $  4,679,160
                            ============      ===========      ============

BASIC AND DILUTED
  EARNINGS PER SHARE        $        .15      $      1.20      $       1.13
                            ============      ===========      ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          4,535,649        4,213,372         4,138,629
                            ============      ===========      ============












            See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                            Common Stock                             Treasury
                       ____________________  Additional               Stock/
                                             Paid in    Retained  Contingently
                        Shares    Par Value  Capital    Earnings  Returnable
                                                                      Stock
                       _________  _________  __________  __________  __________
Balances, Jan. 1, 1996 4,122,484  $  41,225 $12,583,995 $15,930,662  $     -

Stock issued for
  Acquisition              32,632        326      517,707        -         -

Stock options exercised     6,750         68       49,941        -         -

Treasury stock purchased     -          -            -           -   (184,325)

Treasury stock retired    (14,400)      (144)    (184,181)       -    184,325

Dividends paid               -          -            -       (331,086)     -

Net income for 1996          -          -            -      4,679,160      -
                        _________  _________   __________  __________  ________
Balances, Dec. 31, 1996 4,147,466     41,475   12,967,462  20,278,736      -

Stock issued for
  acquisition             250,000      2,500    2,700,625        -         -

Contingently returnable
  stock                      -          -            -           - (1,351,563)

Stock issued to
  Retire debt              34,534        345      442,100        -         -

Treasury stock purchased     -          -            -           -   (130,610)

Treasury stock retired    (13,200)      (132)    (130,478)       -    130,610

Dividends paid               -          -            -       (341,940)     -

Net income for 1997          -          -            -      5,041,009      -
                        _________ _________  __________ __________ __________
Balances, Dec. 31, 1997 4,418,800    44,188  15,979,709 24,977,805 (1,351,563)

Stock issued for
  acquisition             307,058      3,071    3,712,334        -         -

Dividends paid               -          -            -       (365,786)     -

Net income for 1998          -          -            -        658,394      -
                        _________ ________ ___________ ___________ ___________
Balances, Dec. 31, 1998 4,725,858 $ 47,259 $19,692,043 $25,270,413 $(1,351,563)
                        ========= ======== =========== =========== ===========



                      See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
               _____________________________________________

                                          1998        1997          1996
                                       __________  ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $   658,394  $ 5,041,009   $4,679,160
                                      ___________  ___________  ___________

Adjustments to reconcile net income
 to net cash flows provided by
 operating activities:

   Depreciation                          407,482      338,326      221,867

   Amortization                        1,208,079	  1,094,948      889,944

   Adjustment to goodwill                111,788      111,788      123,016

   Loss on disposal of property,
   plant and equipment                     4,463         -            -

   Deferred income taxes                 285,851      (30,295)     178,340

   Provision for doubtful accounts       122,047      120,953       10,978

   Changes in operating assets
   and liabilities, net of effects
   of acquisitions:

     Accounts receivable               1,240,419     (750,621)     586,073

     Inventories                        (956,960)  (2,354,349)    (555,425)

     Prepaid expenses
      and other current assets           131,613       24,121      (28,740)

     Other assets                         93,670 	 (1,024,841)    (319,731)

     Accounts payable
      and accrued expenses            (1,044,566)  (1,385,587)  (2,340,331)

     Income taxes payable             (1,473,992)	    925,511      464,593
                                      __________   __________   __________

     Total adjustments                   129,894  (2,930,046)    (769,416)
                                      __________   __________   __________
Net cash flows provided
 by operating activities                 788,288   2,110,963    3,909,744
                                      __________   __________   __________



            See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
               _____________________________________________



                                         1998         1997         1996
                                      __________   __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition           5,266         -         128,445

  Colgate purchase price adjustment         -            -         331,000

  Decrease(Increase) in cash on
   deposit with trustee                  339,442     (610,126)        -

  Purchase of property, plant
   and equipment                        (684,932)	   (562,659)    (229,238)

  Purchase of intangible assets          (85,291)    (409,823)     (75,284)
                                       __________   __________   __________
Net cash flows (used in)/provided by
 investing activities                   (425,515)  (1,582,608)     154,923
                                       __________   __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (12,428,762)  (1,841,907) (10,033,528)

  Repayment of acquired debt          (1,877,937)        -            -

  Repayment of note payable
   to trustee                         (1,199,700)  (1,199,700)        -

  Proceeds from notes payable to bank 15,100,000    3,200,000    7,000,000

  Acquisition of treasury stock             -        (130,610)    (184,325)

  Dividends paid                        (365,786)    (341,940)    (331,086)

  Proceeds from exercise of
   stock options                            -            -    	   50,009
                                      __________   __________   __________
Net cash flows used in
 financing activities                   (772,185)   (314,157)  (3,498,930)
                                      __________   __________   __________
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                      (409,412)     214,198      565,737

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                  8,491,174    8,276,976    7,711,239
                                      __________   __________   __________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                      $ 8,081,762	$ 8,491,174  $ 8,276,976
                                      ==========   ==========   ==========

           See notes to consolidated financial statements.

                THE STEPHAN CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


Supplemental Disclosures of Cash Flow Information:


                                       1998          1997         1996
                                   __________     _________    __________

  Interest paid                   $   845,669   $   644,862   $   354,445
                                   ==========     =========    ==========
  Income taxes paid               $ 1,341,899   $ 1,760,955   $ 1,612,417
                                   ==========     =========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of Morris-Flamingo, L.P. on March 18, 1998, the Company acquired inventories, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate value, at the time of acquisition, of $3,700,000.

In connection with the acquisition of certain assets and brands from New Image Laboratories, Inc. on June 26, 1997, the Company acquired inventories, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate value, at the time of acquisition, of $2,700,000.

On September 9, 1997, the Company issued 34,534 shares of common stock to Charles V. Hall, in satisfaction of the amount due him as a result of the acquisition of Trevor Sorbie of America, Inc. in June, 1996.

In connection with the acquisition of Sorbie Acquisition Company and Subsidiaries on June 28, 1996, the Company acquired inventories, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate net value of $518,000.



















             See notes to consolidated financial statements.

                   THE STEPHAN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



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

          NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. As explained more fully in Note 10, the Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

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

          MAJOR CUSTOMERS: In 1998, there were no sales to any single customer in excess of 10% of net sales. Sales to a major customer in excess of 10% of net sales for the years ended December 31, 1997 and 1996 were $2,819,000 and $3,056,000, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a major customer could have an adverse effect on the Company.

          LONG-LIVED ASSETS:   SFAS No. 121, "Accounting for the Impairment
of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

          STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 12 to the financial statements.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and recognized valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market sale of such instrument.

          The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature;

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of notes payable and debt.

There were no significant differences as of December 31, 1998 and 1997 in the carrying value and fair market value of financial instruments.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to a bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 1998 and 1997 was approximately $7,121,000 and $7,342,000, respectively.

          INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Capitalized direct labor and overhead costs charged to inventory for the years ended December 31, 1998 and 1997 were approximately $3,117,000 and $2,404,000, respectively.

Capitalized direct labor and overhead costs included in inventory as of December 31, 1998 and 1997 were approximately $1,871,000 and $1,476,000, respectively.

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

          BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The Company has 496,501 outstanding stock options, of which 220,558 were exercisable. None of these options were included in the calculation of earnings per share because their inclusion would be antidilutive.

          NEW FINANCIAL ACCOUNTING STANDARDS: In June, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of SFAS No. 130 were adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting of comprehensive income and its components. Implementation of this disclosure standard did not affect the Company's financial position, results of operations or the manner in which financial information is currently presented. In accordance with SFAS No. 131, the Company is required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard, which was adopted in the year ended December 31, 1998, did not affect the Company's financial position or results of operations.

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement provides guidance for the recognition and measurement of derivatives and hedging activities. This statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

          RECLASSIFICATIONS: Certain reclassifications have been made to prior year amounts to conform to current year presentation.

NOTE 2.   SIGNIFICANT TRANSACTIONS

     On March 18, 1998, the Company entered into an Asset Purchase Agreement with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including payment of a note payable of approximately $1,880,000) in exchange for 307,058 shares of the Company's restricted (as provided for in Rule 144 of the Securities Act of 1933, as amended (the "Securities Act")) common stock valued at $12.10 per share. Morris-Flamingo is a wholesaler of barber and beauty supplies, as well as a manufacturer of hairpins, scissors and beauty school cases. The transaction was recorded as a purchase and goodwill of approximately $2,545,000 was recorded.

     The Company also entered into a 3 year lease agreement with Shouky A. Shaheen for the existing office, warehouse and distribution facility occupied by Morris-Flamingo in Danville, Illinois, at an annual rental of approximately $210,000.

     Unaudited pro-forma results of operations, assuming the acquisition of Morris-Flamingo occurred as of the beginning of 1997, after giving effect to certain adjustments such as interest and the amortization of goodwill resulting from the acquisition, are summarized as follows (in thousands, except per share data):
                                        1998          1997
                                     __________    __________

     Net sales                       $   38,958    $   41,233
                                     ==========    ==========

     Income before income taxes      $    1,120    $    7,618
                                     ==========    ==========

     Net Income                      $      772    $    4,989
                                     ==========    ==========

     Earnings per share              $      .17    $     1.10
                                     ==========    ==========


     On June 26, 1997, the Company acquired several product lines from New Image Laboratories, Inc.(Image). The brands were acquired for 250,000 shares of the Company's restricted(as provided for by Rule 144 of the Securities Act) common stock, valued at the time of acquisition, at $10.81 per share, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and up to an additional 100,000 restricted shares of Common Stock to be issued over the next two years contingent upon the achievement of certain levels of earnings as set forth in the purchase agreement. The Company will record the additional value of trademarks resulting from this contingent payment, if necessary, once the contingency is resolved. The acquisition was accounted for as a purchase, with a net value of approximately $2,700,000 based upon the quoted market price of the Company's stock at the time of issuance.

     The Company acquired certain accounts receivable, inventories, fixed assets and trademarks as well as assuming certain outstanding trade and other liabilities of approximately $5,332,000. The liabilities acquired are subject to the terms of a liquidating trust agreement, and as provided for in the liquidating trust agreement, the Company delivered a non-interest bearing, unsecured note payable in the amount of $2,399,400, which was paid in two equal installments in December, 1997 and February, 1998. Additionally, the Company provided the trustee under the trust with a standby letter of credit in the amount of $2,932,600. Claims filed with the Trustee are funded periodically by the Company at the request of the Trustee, in addition to funds provided by the payment of the above note. The rights of creditors to file claims against the Trust terminated on the first anniversary of the agreement, and all funds on deposit with respect to unfiled claims have been refunded to the Company and treated as a reduction of intangible assets. Management of the Company has reduced the value of the trademarks arising from the acquisition in accordance with the amount it believes will ultimately be refunded. As of December 31, 1998, the Trustee had on deposit funds approximating $270,000 for satisfaction of claims filed in accordance with the provisions of the liquidating trust agreement.

     As indicated above, the purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. Although the Company is currently involved in litigation with Image with respect to the shares held in escrow, the Company believes that based upon information available at December 31, 1998, the 125,000 shares held in escrow will be returned to the Company and, accordingly, reduced the value of trademarks and stockholders' equity to reflect this anticipated purchase price adjustment.

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. and its subsidiaries (Sorbie), and all the stockholders of Sorbie, including the President and principal stockholder, as well as related agreements described below with the President, Trevor Sorbie International, Trevor Sorbie, Samson Arms, Inc. and Redken Laboratories. In separate agreements, the Company amended the existing royalty contract between Sorbie, Trevor Sorbie International, Sorbie Trading Limited and Trevor Sorbie. In accordance with the amended royalty agreement, the royalty payment percentage rate payable upon future sales was reduced.

     In December 1996, the Company entered into a Settlement Agreement and Amendment with Colgate-Palmolive Company and its subsidiary, The Mennen Company, to resolve certain outstanding disputes with respect to the asset purchase agreements to acquire certain consumer product brands, as well as a licensing agreement for the domestic distribution of the Cashmere Bouquet talc product line entered into in December, 1995. In general, the settlement (i) terminated an agreement which granted the Company the right to cause Colgate Palmolive to repurchase certain products if certain minimum net sales (as defined in the Settlement Agreement) were not achieved, (ii) required Colgate Palmolive to remit $500,000 in cash to the Company, and (iii) provided for the licensing to the Company of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the Settlement Agreement provided that (i) deferred payments would be made with respect to products sold under the Canadian Trademark License, (ii) total deferred payments would be subject to a maximum of $4,000,000 ($250,000 semi-annually through January 31, 2004), and (iii) the Company was required to pay the greater of $150,000 and 50% of such deferred payments in immediately available funds, with the balance payable, at the option of the Company, by wire transfer or a five-year promissory note. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Company must pay the difference in cash between that amount and deferred payments made prior to such date.


NOTE 3.   ACCOUNTS RECEIVABLE

     Accounts Receivable at December 31, 1998 and 1997 consisted of the following:
                                        1998             1997
                                     ___________     ___________
Accounts Receivable:
      Trade                          $ 4,845,656     $ 4,753,965
      Other                                9,669          40,642
                                     ___________     ___________
                                       4,855,325       4,794,607
Less: Allowance for
 doubtful accounts                      (175,155)        (98,359)
                                     ___________     ___________
                                     $ 4,680,170     $ 4,696,248
                                     ===========     ===========

     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                   1998           1997          1996
                                __________     __________    __________
Balance, beginning of year      $   98,359     $   56,171    $   46,401
Provision for doubtful
 Accounts, net of recoveries       122,047        120,953        10,978
Uncollectible accounts
 written off                       (45,251)       (78,765)       (1,208)
                                __________     __________    __________
Balance, end of year            $  175,155     $   98,359    $   56,171
                                ==========     ==========    ==========

NOTE 4.   INVENTORIES

     Inventories at December 31, 1998 and 1997 consisted of the following:

                                     1998               1997
                                 ____________       ____________
  Raw materials                  $  4,042,217       $  3,750,094
  Packaging and components          4,375,596          4,930,473
  Work in progress                    959,057            437,965
  Finished goods                    7,848,046          4,289,307
                                 ____________       ____________
                                   17,224,916         13,407,839
  Less: Amount included
        in other assets            (1,938,546)        (1,740,167)
                                 ____________       ____________

                                 $ 15,286,370       $ 11,667,672
                                 ============       ============

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will be part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture.

     Included in other assets are raw materials, packaging and components inventory not anticipated to be utilized in less than one year.

NOTE 5.   PROPERTY, PLANT, AND EQUIPMENT


     Property, plant, and equipment at December 31, 1998 and 1997 consisted of the following:
                                     1998               1997
                                 ____________       ____________

Land                             $    379,627        $   379,627
Buildings and improvements          1,979,823          1,873,508
Machinery and equipment             1,736,010          1,398,922
Furniture and office equipment        641,618            477,816
                                 ____________        ___________
                                    4,737,078          4,129,873
Less: accumulated depreciation     (1,616,420)        (1,369,862)
                                 ____________        ___________

                                 $  3,120,658        $ 2,760,011
                                 ============        ===========

NOTE 6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1997 consisted of the following:
                                     1998               1997
                                 ____________       ____________
Goodwill-Williamsport
 Barber Supply                   $    510,674       $    510,674
Covenant not to compete-
 Williamsport Barber Supply           275,000            275,000
Goodwill-Stephan & Co.                278,054            278,054
Goodwill-Scientific
  Research Products, Inc.           1,976,446          2,088,234
Trademarks-Scientific Research      1,758,343          1,758,343
Trademarks-Frances Denney           4,442,455          4,442,455
Trademarks-Colgate/Mennen           9,548,070          9,548,070
Goodwill-Trevor Sorbie              5,622,130          5,622,130
Trademarks-Image/Modern             3,452,011          4,109,705
Goodwill-Morris Flamingo            2,544,831               -
Deferred Acquisition Costs            756,908            693,222
Other                                 103,005            103,005
                                  ___________       ____________
                                   31,267,927         29,428,892

Less: accumulated amortization     (4,181,569)        (2,984,981)
                                 ____________       ____________
                                 $ 27,086,358       $ 26,443,911
                                 ============       ============

Goodwill arising from the acquisition of Scientific Research Products of Delaware, Inc. has been reduced by the tax effect of net operating loss carryforwards utilized in the amount of $111,788 for each of the years ended December 31, 1988 and 1987.


NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES


     Accounts payable and accrued expenses at December 31, 1998 and 1997 consisted of the following:
                                     1998                1997
                                 ____________        ____________

Accounts payable                 $  2,273,765        $  3,259,119
Accrued marketing expenses            258,192             121,311
Accrued payroll and bonuses           257,341             240,545
Accrued property taxes                 92,671              24,552
Other accrued expenses                244,787              58,856
                                 ____________        ____________
                                 $  3,126,756        $  3,704,383
                                 ============        ============

NOTE 8.   LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 consisted of the following:
                                             1998             1997
                                         ____________     ____________
6.65% note payable to bank, principal of
 $92,500 plus interest, due monthly,
 through November 30, 2005; unsecured     $11,100,000             -

Guaranteed royalty payments to former
 owner of Sorbie brand, payable in
 quarterly installments of $22,401,
 through December 31, 1999, discounted
 at an 8% rate; unsecured.                    105,704          183,172

7.85% note payable to bank, principal of
 $100,000 plus interest, due monthly,
 through June 26, 2001; collateralized
 by a secondary security interest in the
 brands acquired from Colgate-Palmolive
 with a carrying value of approximately
 $8,900,000.                                     -            4,200,000

Revolving credit line note payable to
  Bank, interest payable monthly, due
  July 15, 1999; unsecured.                      -            4,000,000

Guaranteed minimum payments of $150,000 due
 semi-annually to Colgate-Palmolive through
 January 31, 2004 (pursuant to an agreement
 described in Note 2), discounted at an 8%
 rate; collateralized by a security interest
 in the brands acquired with a carrying
 value of approximately $8,600,000.         2,312,067         2,386,547

Other                                           5,369            82,183
                                         ____________      ____________
                                           13,523,140        10,851,902
Less: current portion                      (1,804,971)       (1,773,788)
                                         ____________      ____________
Long-term debt                           $ 11,718,169      $  9,078,114
                                         ============      ============

     At December 31, 1998 the Company has a $400,000 note payable to a bank due January 9, 1999 with interest at 3/4% above the certificate of deposit rate (5.5% in 1998 and 1997) that is pledged as collateral against the note.

     The note payable to bank has covenants with respect to current maturity coverage, funded debt to earnings (as defined) and minimum working capital. At December 31, 1998, the Company was not in compliance with the current maturity coverage and funded debt to earnings covenants but has obtained a waiver from the lender. Under the terms of the waiver, the Company is subject to an additional 1% interest until the covenant requirements are met.

     At December 31, 1998, approximate maturities of long-term debt are $1,805,000 for 1999, $1,491,000 for 2000, $1,442,000 for 2001, $1,416,000
for 2002, $1,393,000 for 2003, and $5,976,000 for 2004 through 2005.

NOTE 9.   INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:
                         1998               1997             1996
                      ___________       ___________      ___________
Current Tax:
 Federal              $    28,165       $ 2,318,398      $ 1,872,701
 State                      4,821           368,068          363,064
                      ___________       ___________      ___________

  Total Current            32,986         2,686,466        2,235,765
                      ___________       ___________      ___________
Deferred Tax:
 Federal                  229,208           (26,425)         154,374
 State                     56,643            (3,870)          23,966
                      ___________       ___________      ___________

  Total Deferred          285,851           (30,295)         178,340
                      ___________       ___________      ___________
Total provision
 for income taxes     $   318,837       $ 2,656,171      $ 2,414,105
                      ===========       ===========      ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred tax liability in the accompanying balance sheets includes deferred tax assets and liabilities attributable to the following items:
                                  1998              1997
                              ___________       ___________
   Accounts receivable
    allowances                $   (65,911)      $   (38,680)
   Inventories                   (569,221)         (221,862)
   Amortization of
    goodwill                    1,572,394           537,035
   Charitable contribution
    carryforward                 (300,154)             -
   Accrued liabilities
    and other                     (83,091)           (8,327)
                              ___________       ___________
   Net deferred tax
    liability                 $   554,017       $   268,166
                              ===========       ===========


The provision for federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:

                                            1998         1997        1996
                                          ________     ________    ________
Amount computed on pretax income            35.0%        35.0%        35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                        4.2          3.4          3.6
 Charitable contributions of inventory     (13.2)        (2.8)        (2.9)
 Goodwill                                    7.3           -            -
 Benefit of graduated rates                 (1.0)        (1.0)        (1.0)
 Other                                        .3         ( .1)        ( .3)
                                          ________     ________    ________
 Total income tax                           32.6%        34.5%        34.4%
                                          ========     ========    ========


NOTE 10. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for the year ended December 31, 1998. In accordance with the guidelines established by SFAS No. 131, the Company has identified three reportable operating segments, based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail"), and Manufacturing. The Professional segment generally has as a customer base distributors who purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets who sell the product to the end user. The Manufacturing segment manufactures products for the different subsidiaries of the Company, as well as manufacturing private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following table, in thousands, summarizes significant accounts and balances by reportable segment:


                        NET SALES           	INCOME BEFORE INCOME TAXES
                 ________________________    __________________________
                  1998     1997     1996        1998     1997     1996
			              ________________________    __________________________
Professional     $21,511 $12,284 $ 8,259     $   505   $ 2,775  $ 1,265
Retail            10,473  11,628  13,761         173     4,338    5,680
Manufacturing     14,116  13,048  10,167       1,234     1,479      731
                 _______ _______ _______     ________ ________ ________
   Total          46,100  36,960  32,187     $ 1,912     8,592    7,676

Intercompany
  Manufacturing  (10,284) (9,847) (6,408)       (935)     (895)    (583)
                 _______ _______ _______     ________ ________ ________
   Consolidated  $35,816 $27,113 $25,779     $   977   $ 7,697  $ 7,093
                 ======= ======= =======     ======== ======== ========

            		       INTEREST INCOME              INTEREST EXPENSE
                 _______________________     __________________________
                   1998    1997    1996        1998      1997     1996
			              _______________________     __________________________
Professional     $  101  $   63  $   32      $  426    $   73   $   24
Retail              200     177     102         519       545      304
Manufacturing        73     163     258          24        24       26
                 _______ _______ _______     _______   _______  _______
   Total         $  374  $  403  $  392      $  969    $  642   $  354
                 ======= ======= =======     =======   =======  =======

                     DEPRECIATION AND                    TOTAL
                       AMORTIZATION                      ASSETS
                 ________________________           _________________
                  1998     1997     1996              1998     1997
     	   	       ________________________           _________________
Professional     $  686  $  542   $  302            $16,977   $13,614
Retail              851     847      777             24,910    22,121
Manufacturing        78      44       33             19,375    21,729
                 _______ _______  _______           _______   _______
   Total         $1,615  $1,433   $1,112            $61,262   $57,464
                 ======= =======  =======           =======   =======

     The accounting policies used for the segments are the same as those used for the Company, and are described in the summary of significant accounting policies in Note 1. Included in manufacturing sales are intercompany sales to related segments, which are generally recorded at cost plus 10%. Management of the Company evaluates the performance of each segment based upon results of operations, before income taxes, intercompany allocations, interest and amortization.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the normal course of business. It is the opinion of management that any such matters, at December 31, 1998, would not have a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company has entered into employment agreements with certain officers and employees. These agreements, which expire on various dates through June, 2001, provide for incentive bonuses based on consolidated income before taxes, earnings per share, or earnings of a subsidiary. In the aggregate, such bonuses were approximately $60,000, $68,000 and $694,000 in 1998, 1997 and 1996, respectively, and are included in selling, general and administrative expenses.

      Annual rental payments due under existing operating leases at December 31, 1998 are:

1999 $  508,042
2000 $  453,600
2001 $  148,100
2002 $    1,800
__________
                                   $1,111,542
                                   ==========

     Annual rent expense for each of the last three years is as follows:

                   1998            $616,445
                   1997            $242,186
                   1996            $134,956


     Subsequent to the year ended December 31, 1998, the Company discovered that the method used to estimate interim inventory figures resulted in the use of incorrect inventory amounts and cost of sales in the financial information of the second and third quarters of 1998. This error was caused, in part, by the change in sales mix of the business as a result of the Morris Flamingo acquisition and a decline in the sales and historical gross profit margins of certain retail and professional brands. Subsequent to the Company's April 1, 1999 press release referencing the foregoing, the Company has learned that it has been named in two lawsuits seeking to recover damages by shareholders who may have been adversely affected by these inaccurate interim financial statements. The Company has agreed to indemnify its officers and directors and believes it has meritorious defenses against these allegations. However, it is impossible to predict the outcome of any such matters as many unknown factors exist such as the likelihood of future claims, insurance limits, and the outcome of jury trial.

NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS

     1,000,000 shares of preferred stock, $0.01 par value are authorized; however, no shares have been issued.

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

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and must be exercised within five years of the grant date. Stock option activity for 1998, 1997, and 1996 is set forth below:

                                  Key Employee           Outside
                                     Option      Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 1995..   171,800   $15.95     36,498   $14.09
Granted...........................   112,500    17.81     15,186    15.75
Canceled..........................    (5,000)   14.33     (2,500)    7.41
Exercised.........................      -                 (6,750)    7.41
                                   __________          __________

Outstanding at December 31, 1996..   279,300    16.77     42,434    15.89
Granted...........................    79,195    12.65     15,186    11.23
Canceled..........................  (104,800)   15.46     (9,562)   16.42
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1997..   253,695    16.03     48,058    14.31
Granted...........................   178,000    13.54     20,248    13.20
Canceled..........................      (500)   15.13     (3,000)   18.50
Exercised.........................      -                   -         -
                                   __________          __________

Outstanding at December 31, 1998..   431,195   $15.00     65,306   $13.77
                                   ==========  ======  ==========  ======

     The number of shares and average exercise price of options exercisable at December 31, 1998, 1997 and 1996 were 174,000 shares at $15.00, 104,500 shares at $16.43 and 174,800 at $15.95 for the Key Employee Option Plan and 46,558 at $14.13, 34,372 at $15.80 and 25,248 at $16.54 for the Outside
Directors Plan, respectively. At December 31, 1998 and 1997, 337,555 shares and 445,055 shares, respectively, were available for future grants under the terms of the Key Employee Option Plan and 85,069 shares and 102,317 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

     The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations for options granted in 1998, 1997 and 1996. However, pro forma disclosures of net earnings and earnings per share must be made as if SFAS No. 123 had been adopted. Had compensation costs for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the treatment prescribed by SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would be as follows:

(Dollars in thousands, except per share data)

                                   1998         1997          1996
                               ___________   ___________   __________
     Net income:

        As reported              $   673       $ 5,041       $ 4,679
        Pro forma                $   123       $ 4,514       $ 4,418

     Earnings per share:

        As reported               $  .15        $ 1.20        $ 1.13

        Pro forma                 $  .03        $ 1.07        $ 1.07

     The above pro forma effect only takes into consideration options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1998, 1997 and 1996 was $7.10, $8.52 and $3.32, respectively. The fair value of stock options granted in 1998, 1997 and 1996 was estimated using the Black-Scholes option-pricing model and included the following assumptions: a life expectancy of 5 to 10 years for 1998, and 3 years for 1997 and 1996, a risk-free interest rate of 5.0% for 1998, 6.2% for 1997 and 5.9% for 1996 and volatility of 47% for 1998, 48% for 1997 and 46% for 1996. Since the Company did not start paying dividends until August, 1995, at an annual yield of less than 1%, dividends paid were not material to the determination of the fair value of options granted.

     The exercise price range of options outstanding and exercisable for both the Key Employee and Outside Directors plans, the weighted average contractual life remaining in years and the weighted average exercise price are as follows:

                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $10.00 - $13.99    292,629    3.90    $12.95      85,186     $12.59
  $14.00 - $16.99    151,372    1.90    $15.18      81,372     $15.55
  $17.00 - $18.99     54,000     .25    $17.25      54,000     $17.25
                   _________                     _________
                     496,501                       220,558
                   =========                     =========

     Included in the $10.00-$13.99 range above are 9,195 options which are not exercisable until the stock trades for 20 consecutive trading days at a price equal to $14.14 or higher and included in the $14.00-$16.99 range above are 70,000 options which are not exercisable until the stock trades for 20 consecutive trading days at a price equal to $19.18 or higher.

                               SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By:___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   May 20, 1999





By:___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   May 20, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




By:______________________________ By:_______________________________
   Frank F. Ferola, Principal        Thomas M. D'Ambrosio
   Executive Officer and Director    Vice President and Director
   Date: May 20, 1999                Date: May 20, 1999


By:______________________________ By:_______________________________
   John DePinto, Director            Curtis Carlson, Director
   Date: May 20, 1999                Date: May 20, 1999


By:______________________________ By:_______________________________
   Leonard Genovese, Director        Shouky Shaheen, Director
   Date: May 20, 1999                May 20, 1999










                                   23




                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   May 20, 1999


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   May 20, 1999




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: May 20, 1999                     Date: May 20, 1999


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: May 20, 1999                     Date: May 20, 1999



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: May 20, 1999                     Date: May 20, 1999








                                   23