Form 10-Q
period 1999-03-31
STEPHAN CO
filed 1999-05-21
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended March 31, 1999

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




         Shares of Common Stock outstanding as of May 15, 1999:


                              4,725,858




                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 1999


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998                  3-4

           Consolidated Statements of Operations for the
           Quarter ended March 31, 1999 and 1998                  5

           Consolidated Statements of Cash Flows for the
           Quarter ended March 31, 1999 and 1998                 6-8

           Notes to Consolidated Financial Statements            9-13

           ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations.                      14-17

PART II.   OTHER INFORMATION

           ITEM 6.  Exhibits and Reports on Form 8-K             18


SIGNATURES                                                       19

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Forward-looking statements contained herein include statements with respect to the (i) anticipated gross profit margins and profitability (or lack thereof) of acquired entities and (ii) the ability to reduce costs and (iii) the institution and outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation. The Company's ability to predict any such occurrences or the effect of other events on the Company's financial condition or operations is inherently uncertain. Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                          March 31,          December 31,
                                            1999                 1998
                                         (UNAUDITED)
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  8,534,131         $  8,081,762

 Cash on deposit with trustee                257,038              270,684

 Accounts receivable, net                  4,719,196            4,680,170

 Inventories, net                         14,552,509           15,286,370

 Income taxes receivable                      57,925               83,888

 Prepaid expenses and other
  current assets                             258,460              219,897
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   28,379,259           28,622,771

PROPERTY, PLANT AND EQUIPMENT, net         3,096,163            3,120,658

INTANGIBLE ASSETS, net                    26,765,169           27,086,358

OTHER ASSETS                               2,219,770            2,432,278
                                        ____________         ____________

   TOTAL ASSETS                         $ 60,460,361         $ 61,262,065
                                        ============         ============











              See notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,            December 31,
                                          1999                   1998
                                       (UNAUDITED)
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  2,276,049           $  3,126,756

 Note payable to bank                      400,000                400,000

 Current portion of
  long-term debt                         2,174,996              1,804,971
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             4,851,045              5,331,727

DEFERRED INCOME TAXES                      593,838                554,017

LONG-TERM DEBT                          10,984,286             11,718,169
                                      ____________           ____________

   TOTAL LIABILITIES                    16,429,169             17,603,913
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 47,259
  Additional paid in capital            19,692,043             19,692,043
  Retained earnings                     25,643,453             25,270,413
                                      ____________           ____________
                                        45,382,755             45,009,715
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            44,031,192             43,658,152
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 60,460,361           $ 61,262,065
                                      ============           ============







              See notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Quarter Ended
                                                    March 31, 1999
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

NET SALES                                    $ 8,587,870      $ 7,650,687

COST OF GOODS SOLD                             4,771,112        2,748,099
                                             ___________      ___________

GROSS PROFIT                                   3,816,758        4,902,588

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,998,336        2,731,704
                                             ___________     ____________

OPERATING INCOME                                 818,422        2,170,884

OTHER INCOME(EXPENSE)
  Interest income                                 86,801           99,026
  Interest expense                              (204,606)        (186,430)
  Other                                           40,000           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                              740,617        2,114,730

INCOME TAXES                                     273,060          702,050
                                             ___________      ___________

NET INCOME                                   $   467,557      $ 1,412,680
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .10      $       .33
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,600,858        4,340,024
                                             ===========      ===========










              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Quarter Ended
                                                    March 31, 1999
                                              ==========================

                                                 1999            1998
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   467,557     $ 1,412,680
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  124,672          77,429

   Amortization                                  294,448         288,008

   Deferred income taxes                          39,821          74,175

   Provision for doubtful accounts                32,041          15,240

   Changes in operating assets and
   liabilities, net of effects of
   acquisitions:

     Accounts receivable                         (71,067)       (412,117)

     Inventory                                   733,861      (1,047,833)

     Income taxes receivable                      25,963            -

     Prepaid expenses
      and other current assets                   (38,563)         14,671

     Other assets                                212,508          50,179

     Accounts payable
      and accrued expenses                      (823,966)       (177,956)

     Income taxes payable                           -           (201,635)
                                             ___________     ___________

     Total adjustments                           529,718      (1,319,839)
                                             ___________     ___________
Net cash flows provided
 by operating activities                         997,275          92,841
                                             ___________     ___________


              See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Quarter Ended
                                                    March 31, 1999
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                     -               5,000

 Decrease in cash on deposit with trustee         13,646             -

 Purchase of property, plant
  and equipment                                 (100,177)        (216,707)

 Purchase of intangible assets                      -             (85,291)
                                              ___________      ___________

Net cash flows used in
 investing activities                            (86,531)        (296,998)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (363,858)        (505,224)

 Repayment of notes payable                         -          (3,077,637)

 Proceeds from note payable to bank                 -           4,000,000

 Dividends paid                                  (94,517)         (88,376)
                                             ___________      ___________
Net cash flows (used in)/provided by
 financing activities                           (458,375)         328,763
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                452,369          124,606

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,081,762        8,491,174
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 8,534,131      $ 8,615,780
                                             ===========      ===========




              See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 QUARTER MONTHS ENDED MARCH 31, 1999 AND 1998




Supplemental Disclosures of Cash Flow Information:


          Interest Paid                      $   246,330      $   194,220
                                             ===========      ===========
          Income Taxes Paid                  $   317,440      $   810,000
                                             ===========      ===========



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of certain assets of Morris-Flamingo, L.P., and related parties, on March 18, 1998, the Company acquired cash, accounts receivable, inventories, prepaid expenses, fixed and intangible assets in exchange for the issuance of Common Stock with the approximate value of $3,700,000 and the assumption of certain liabilities.




























              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED MARCH 31, 1999 AND 1998


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

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED MARCH 31, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and recognized valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market sale of such instrument.

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

There were no significant differences as of March 31, 1999 and December 31, 1998 in the carrying value and fair market value of financial instruments.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of March 31, 1999 and December 31, 1998 were approximately $7,955,000 and $7,121,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED MARCH 31, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Inventories were as follows:

                                       March 31,           December 31,
                                         1999                  1998
                                      ____________         ____________

Raw Materials                         $  3,814,437         $  4,042,217
Packaging and components                 4,363,109            4,375,596
Work in progress                           948,570              959,057
Finished goods                           7,137,777            7,848,046
                                      ____________         ____________

                                      $ 16,263,893         $ 17,224,916
Less: Amount included in
      other assets                      (1,711,384)          (1,938,546)
                                      ____________         ____________

                                      $ 14,552,509         $ 15,286,370
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

       Buildings and improvements                        15-30 years
       Machinery and equipment                           5-10 years
       Furniture, fixtures and office equipment          3-5 years

         INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

              Goodwill                           20-40 years
              Covenant not to compete            7 years
              Trademarks                         20-40 years
              Deferred acquisition costs         10 years

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED MARCH 31, 1999 AND 1998


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,600,858 for the quarter ended March 31, 1999 and 4,340,024 for the quarter ended March 31, 1998.

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

NOTE 2: SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for the year ended December 31, 1998. In accordance with the guidelines established by SFAS No. 131, the Company has identified three reportable operating segments, based upon how management evaluates its business. These segments are Professional

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED MARCH 31, 1999 AND 1998


NOTE 2: SEGMENT INFORMATION (continued)

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

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following table, in thousands, summarizes Net Sales and Income Before Income Taxes by reportable segment:


                                              INCOME BEFORE
                            NET SALES         INCOME TAXES
                         _______________     _______________

                          Quarter Ended       Quarter Ended
                            March 31,           March 31,
                           1999    1998        1999     1998
			          _______________     _______________
Professional             $ 5,317 $ 4,245     $ (153)  $  902
Retail                     2,455   2,583        770      830
Manufacturing              2,797   3,306        301      611
                         _______ _______     ______  _______
   Total                  10,569  10,134        918    2,343

Intercompany
  Manufacturing           (1,981) (2,483)      (177)    (228)
                         _______ _______     ______  _______
   Consolidated          $ 8,588 $ 7,651     $  741  $ 2,115
                         ======= =======     ======  =======

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The first quarter of 1999, while disappointing when compared to the first quarter of 1998, was encouraging in light of the poor performance the Company had for the year ended December 31, 1998. Sales, gross profit margins and selling, general and administrative expenses showed improvement when compared to the fourth quarter of 1998. The Company is aggressively working to control costs in order to return to higher profit margins and higher net income.

RESULTS OF OPERATIONS

     Sales for the first quarter of 1999 increased 12%, to $8,588,000, compared to sales of $7,651,000 for the quarter ended March 31, 1998. The increase in sales can be principally attributed to revenues provided from the Morris-Flamingo acquisition.

     While sales increased over the corresponding quarter of 1998, largely as a result of the Morris-Flamingo, L.P. acquisition, the Morris Flamingo sales had a significantly lower gross profit level than other divisions or subsidiaries of the Company. Gross profit decreased by approximately $1,100,000, to $3,817,000, due to the change in the overall sales mix discussed above and a decline in the sales and gross profit margins of certain other retail and professional brands.

     Overall, the gross profit margin decreased to 44.4% for the quarter ended March 31, 1999 when compared to the 64.1% achieved in the first quarter of 1998. This decline was a result of the factors mentioned above. However, the gross profit margin has increased from the overall gross profit of 1998, when it dropped to 38.2%. While the Company is optimistic that it can continue to improve the gross profit margin, it is still expected to be adversely impacted in future quarters as a result of the lower gross margins generated by Morris-Flamingo sales. Efforts and initiatives to reduce costs of sales continue with extensive line reviews and evaluations of suppliers in an effort to improve the gross margin and the overall profitability of Morris-Flamingo, as well as the Company as a whole.

     Net income was $468,000, decreasing 67%, or $945,000, from the first quarter of 1998, when it was approximately $1,413,000. Basic earnings per share, computed on a higher weighted average number of shares outstanding due to the Morris-Flamingo acquisition, decreased 69% to $.10 for the first quarter ended March 31, 1999 when compared to $.33 for the first quarter of 1998.

     Selling, general and administrative expenses increased by approximately $267,000, to $2,998,000 when compared to last year's first quarter total of $2,732,000. When compared, however, to the selling,

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

general and administrative expenses incurred in the fourth quarter of 1998, the Company was able to reduce these expenses by approximately $290,000. While the Company is continuing in its efforts to control selling, general and administrative expenses, however there are no assurances that these expenses will continue to decline in the future. Interest expense for the quarter increased approximately $18,000 as a result of interest paid on incremental long-term borrowings used to acquire Morris-Flamingo, L.P. Income taxes for the first quarter of 1999 decreased almost $430,000 as a result of significantly lower operating income.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased slightly more than $450,000, to $8,534,000. Inventory decreased $734,000 from 1998. The reduction in inventory is indicative of the Company's efforts to reduce the amount of inventory on hand, especially as it relates to Morris Flamingo. The Company still finds it necessary, however, to carry a larger inventory than in past years due to the significant amount of Stock Keeping Units (SKU's) the Company must manufacture and carry. As such, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to ensure product availability. It is also anticipated that inventory may rise in the near term due to changing regulations in California as it relates to the alcohol content of certain products. Inventory manufactured prior to June 1, 1999 will not be subject to the more stringent regulations.

     Expenditures for new equipment, as well as other additions to fixed assets, continued in the first quarter of 1999 in an effort to increase production capabilities to meet product and customer requirements. As indicated in the Company's annual report for the year ended December 31, 1998, the Company anticipates that it will spend approximately $1,000,000 to construct new warehousing on existing land adjacent to the Tampa manufacturing facility in an effort to consolidate off-site locations and reduce rental expense. These improvements will either be funded from existing cash resources or new borrowings, depending upon available cash and current interest rates.

     Total current assets at March 31, 1999 was $28,379,000 compared to $28,623,000 at December 31, 1998. Working capital increased approximately $237,000 when compared to December 31, 1998. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with a bank. At March 31, 1999, the Company was in compliance with the modified requirements of the covenants, under the terms of waiver received subsequent to the year ended December 31, 1998.

Subsequent to the year ended December 31, 1998, the Company discovered that the method used to estimate interim inventory figures resulted in the

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 1999 AND 1998

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

      While it is the Company's assessment that its risk of exposure to Y2K problems are low, certain Year 2000 risk factors could have a material adverse effect on results of operations, liquidity and financial condition. For the most part, these risks are not within the Company's control. These risk factors include, but are not limited to, unexpected failures by significant business suppliers and/or customers, extended failures by public utility companies or common carriers supplying goods or services to the Company or delivering finished product manufactured by the Company, or failures in the banking system and/or capital markets.

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

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 1999 AND 1998

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not participate in derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks.

                      THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 1999 AND 1998



                         PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 21, 1999




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
May 21, 1999

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.





_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 21, 1999





___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
May 21, 1999























                                  19