Form 10-Q/A
period 1998-06-30
STEPHAN CO
filed 1999-06-18
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A


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

                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                   4-5

           Unaudited Consolidated Statements of Operations
           for the Six months ended June 30, 1998 and 1997        6

           Unaudited Consolidated Statements of Operations
           for the Quarter ended June 30, 1998 and 1997           7

           Unaudited Consolidated Statements of Cash Flows
           for the Six months ended June 30, 1998 and 1997       8-10

           Notes to Unaudited Consolidated
           Financial Statements                                 11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    16-20

PART II.   OTHER INFORMATION

           ITEM 5.  Other information                             21

           ITEM 6.  Exhibits and Reports on Form 8-K              21

SIGNATURES                                                        22

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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the institution and outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this Form 10-Q. The Stephan Co. does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                          June 30,          December 31,
                                            1998                 1997
                                        (UNAUDITED)
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  8,396,441         $  8,491,174

 Cash on deposit with trustee                529,628              610,126

 Accounts receivable, net                  5,509,616            4,696,248

 Inventories, net                         15,493,893           11,667,672

 Prepaid expenses and other
  current assets                             285,527              269,304
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   30,215,105           25,734,524

PROPERTY, PLANT AND EQUIPMENT, net         3,131,077            2,760,011

INTANGIBLE ASSETS, net                    27,461,905           26,443,911

OTHER ASSETS                               2,800,374            2,525,948
                                        ____________         ____________

   TOTAL ASSETS                         $ 63,608,461         $ 57,464,394
                                        ============         ============














              See notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        June 30,            December 31,
                                          1998                   1997
                                       (UNAUDITED)
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  3,156,494           $  3,704,383

 Note payable to bank                      400,000                400,000

 Note payable to trustee                      -                 1,199,700

 Current portion of
  long-term debt                         2,199,090              1,773,788

 Income taxes payable                      725,788              1,390,104
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             6,481,372              8,467,975

DEFERRED INCOME TAXES                      349,179                268,166

LONG-TERM DEBT                          11,719,873              9,078,114
                                      ____________           ____________

   TOTAL LIABILITIES                    18,550,424             17,814,255
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 44,188
  Additional paid in capital            19,692,053             15,979,709
  Retained earnings                     26,670,288             24,977,805
                                      ____________           ____________
                                        46,409,600             41,001,702
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            45,058,037             39,650,139
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 63,608,461           $ 57,464,394
                                      ============           ============



              See notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Six Months Ended June 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $16,951,274      $13,499,899

COST OF GOODS SOLD                             8,319,427        4,725,640
                                             ___________      ___________

GROSS PROFIT                                   8,631,847        8,774,259

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      5,650,218        4,702,726
                                             ___________     ____________

OPERATING INCOME                               2,981,629        4,071,533

OTHER INCOME(EXPENSE)
  Interest income                                201,686          190,494
  Interest expense                              (446,806)        (269,405)
  Other                                           62,500           62,500
                                             ___________      ___________

INCOME BEFORE TAXES                            2,799,009        4,055,122

INCOME TAXES                                     929,774        1,368,475
                                             ___________      ___________

NET INCOME                                   $ 1,869,235      $ 2,686,647
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .42      $       .65
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,470,441        4,148,904
                                             ===========      ===========










              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                Quarter Ended June 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $ 9,300,587      $ 7,105,755

COST OF GOODS SOLD                             5,571,328        2,390,240
                                             ___________      ___________

GROSS PROFIT                                   3,729,259        4,715,515

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,918,514        2,427,092
                                             ___________     ____________

OPERATING INCOME                                 810,745        2,288,423

OTHER INCOME(EXPENSE)
  Interest income                                102,660           92,104
  Interest expense                              (260,376)        (133,841)
  Other                                           31,250           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                              684,279        2,277,936

INCOME TAXES                                     227,724          817,595
                                             ___________      ___________

NET INCOME                                   $   456,555      $ 1,460,341
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .10      $       .35
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,600,858        4,150,342
                                             ===========      ===========










              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Six Months Ended June 30,
                                              ==========================

                                                 1998            1997
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,869,235     $ 2,686,647
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows provided by
  operating activities:

    Depreciation                                 167,012         120,425

    Amortization                                 589,458         492,409

    Deferred income taxes                         81,013         131,596

    Provision for doubtful accounts               25,185          12,062

    Changes in operating assets and
    liabilities, net of effects of
    acquisitions:

      Accounts receivable                        361,447        (985,554)

      Inventory                               (1,141,821)     (1,297,299)

      Prepaid expenses
       and other current assets                   57,477         122,560

      Other assets                              (790,765)       (445,540)

      Accounts payable
       and accrued expenses                   (1,428,589)       (473,838)

      Income taxes payable                       664,316         357,863
                                             ___________     ___________

      Total adjustments                       (1,415,267)     (1,965,316)
                                             ___________     ___________
Net cash flows provided by
 operating activities                            453,968         721,331
                                             ___________     ___________




              See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
                                              ==========================

                                                 1998             1997
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition                   5,266             -

  Decrease in cash on deposit with trustee        80,498             -

  Purchase of property, plant
   and equipment                                (379,953)        (156,784)

  Purchase of intangible assets                  (85,291)            -
                                             ___________      ___________

Net cash flows used in
 investing activities                           (379,480)        (156,784)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt                  (914,832)        (921,197)

  Repayment of notes payable                  (3,077,637)            -

  Acquisition of treasury stock                     -            (130,610)

  Proceeds from note payable to bank           4,000,000             -

  Dividends paid                                (176,752)        (165,878)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (169,221)      (1,217,685)
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                (94,733)        (653,138)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,491,174        8,276,976
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 8,396,441      $ 7,623,838
                                             ===========      ===========





              See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




Supplemental Disclosures of Cash Flow Information:



                                               Six Months Ended June 30,
                                              ==========================

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



























              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


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

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, United States Treasury Bills, and municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of June 30, 1998 and December 31, 1997 were approximately $ 7,860,000 and $7,342,000, respectively.

         INVENTORIES:    Inventories are stated at the lower of cost
(determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         Inventories were as follows:

                                        June 30,           December 31,
                                          1998                 1997
                                      ___________          ____________

      Raw materials                  $  4,182,538          $  3,750,094
      Packaging and components          6,623,482             4,930,473
      Work in progress                    331,209               437,965
      Finished goods                    6,580,952             4,289,307
                                     ____________          ____________
                                       17,718,181            13,407,839
      Less: Amount included
            in other assets            (2,224,288)           (1,740,167)
                                     ____________          ____________

                                     $ 15,493,893          $ 11,667,672
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

           Buildings and improvements                        15-30 years
           Machinery and equipment                           5-10 years
           Furniture, fixtures and office equipment          3-5 years

         INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

                 Goodwill                           20-40 years
                 Covenant not to compete            7 years
                 Trademarks                         20-40 years
                 Deferred acquisition costs         10 years

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


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

NOTE 2:  RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

     Subsequent to the year ended December 31, 1998, the Company discovered that the method used to determine its cost of sales during interim periods had resulted in the overstatement of its gross profit, net income and

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 1998 AND 1997


NOTE 2:  RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS (Continued)

interim inventory carrying values for the second and third quarters of 1998. This accounting overstatement was due, in part, to the significant change in sales mix of the business as a result of the Morris Flamingo acquisition coupled with a decline in the sales and gross profit margins of certain of the Company's retail and professional brands.

      This June 30, 1998 Form 10-Q is amended and restated to give effect to the above. Restated net income for the six months was $1,869,000 as opposed to $3,109,000 for the six months the Company originally reported prior to the restatement, gross profit for the six months was $8,632,000 as opposed to the $10,554,000 originally reported prior to the restatement and earnings per share for the six months was $.42 as opposed to $.70 originally reported prior to the restatement.

NOTE 3:  ADDITIONAL INFORMATION

     See the Company's most recent Form 10-K and Form 10-Q, for the periods ended December 31, 1998 and March 31, 1999, filed on May 21, 1999, for events that occurred subsequent to June 30, 1998.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Overall net sales for 1998 increased primarily as a result of the Morris-Flamingo, L.P. acquisition, but at a significantly lower associated gross profit level than other divisions or subsidiaries of the Company. In addition, net sales from certain higher margin professional and retail brands declined. These factors combined to cause an overall adverse change in the mix of the Company's business and substantially depressed the gross profit margin of the Company. The impact of this change was not realized until the Company completed its December 31, 1998 inventory compilation, as interim inventory values had been determined by estimates utilizing historical gross profit margins and other factors. These factors, together with an increase in selling, general, and administrative expenses, resulted in the decrease of the overall net earnings of the Company.

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1998 were up almost 31% to over $9,300,000 when compared to the $7,106,000 achieved in the second quarter of 1997. For the six months ended June 30, 1998, net sales increased almost 26%, to $16,951,000 from $13,500,000 for the comparable period in 1997. The increase in sales can be principally attributed to revenues generated from the Image and Modern lines acquired from New Image Laboratories, Inc. in June, 1997 and the revenues provided from the acquisition of the business of Morris-Flamingo on March 18, 1998.

     Net income for the second quarter of 1998 decreased 69%, to $457,000 compared to the $1,460,000 for the quarter ended June 30, 1997. Earnings per share for the second quarter was $.10 compared to $.35 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net income decreased approximately 30% when compared with the same six month period in 1997, decreasing $817,000, to $1,869,000 while earnings per share declined $.23 cents a share, to $.42.

     Gross profit for the quarter ended June 30, 1998 decreased $986,000, to $3,729,000, and for the six months ended June 30, 1998, gross profit decreased to $8,632,000 from $8,774,000 in the corresponding period for 1997. These decreases of 21% and 2%, respectively, for both the quarter and six months over the corresponding periods in 1997 was due, in part, to a lower gross profit level associated with the sales of Morris-Flamingo, in addition to a decline in net sales from certain higher margin professional and retail brands of the Company. These factors combined to cause an overall adverse change in the mix of the Company's business and substantially depressed the gross profit margin of the Company. For the quarter ended June 30, 1998, the gross profit margin decreased from 66% to 40% and for the six month period ended June 30, 1998, the gross profit margin declined from 65% to 51% when compared to the prior corresponding period. For the most part, Morris-Flamingo has operated at a loss for the

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

past few years. Management took this into consideration when evaluating the acquisition and while it is expected that in the short term, overall gross profit margins will decrease and selling, general and administrative expenses will increase, the distribution opportunities the acquisition affords the Company is expected to have a positive impact on future operations. Efforts and initiatives have been implemented to increase the gross margin and overall profitability of this new subsidiary and management believes that the net income of Morris-Flamingo will be positively impacted and an acceptable profitability level may (although there can be no assurances) be achieved in 12-15 months.

     Selling, general and administrative expenses increased $491,000, or 20%, for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997 and for the six months ended June 30, 1998, it increased $947,000, also a 20% increase. These increases were expected and were principally due to the additional expenses generated by our recent acquisitions. While there is an increase from an absolute dollar amount in the selling, general and administrative expenses, expressed as a percent of net sales, these expenses have actually declined from 35% to 31% for the June 30, 1998 quarter when compared to the corresponding period in 1997, and from 35% to 33% for the comparable six month period ended June 30, 1998.

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

national drug chains and other major retailers has increased the outstanding accounts receivable both from an actual dollar amount due to sales, as well as the length of time the receivables remain outstanding. Net inventories increased $3,800,000 from December 31, 1997 when compared to June 30, 1998. The increase in inventories is principally due to the Image and Morris-Flamingo acquisitions which have added a significant amount of Stock Keeping Units (SKU's) that the Company must manufacture and carry. As a result, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to ensure product availability.

     Expenditures for new equipment, as well as other additions to fixed assets, continued through the second quarter of 1998 in an effort to increase production capabilities to meet product and customer requirements.

     Total current assets at June 30, 1998 was $30,215,000 compared to $25,735,000 at December 31, 1997, and approximately $5,526,000 higher than the total current assets on June 30, 1997. Working capital increased over $6,465,000 when compared to December 31, 1997. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with NationsBank, N.A. At June 30, 1998, the Company was in compliance with the requirements of the covenants.

     On March 18, 1998, the Company signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including the immediate payment of a note payable to Fleet Capital Corp. of approximately $1,880,000) of Morris-Flamingo, L.P., in exchange for 307,058 shares of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock. The transaction was recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,400,000 was recorded. The agreement also provides for 30% of the shares issued to be held in escrow, pending the final determination of the value of the net assets acquired within 90 days of closing. Morris-Flamingo, L.P. is a large barber and beauty supply distributor. In connection with the acquisition of Morris-Flamingo, L.P., and the related agreement to retire its outstanding Fleet Capital Corp. debt, the Company secured additional financing from NationsBank, N.A. in the amount of $3,000,000, and pledged all of the issued common stock of Morris Flamingo-Stephan, Inc. to the bank as collateral for the loan. The principal on the loan is payable in equal monthly installments through March, 2005 and bears interest at the rate of 6.92% per annum.

     Pursuant to a non-binding letter of intent signed in July, 1998, the Company intended to acquire the assets of Rex Chemical Corp., an entity engaged in the manufacture and distribution of industrial and institutional cleaning products, as well as being an exclusive distributor of paper

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

products and cleaning equipment, including the full service leasing and maintenance of cleaning equipment to industrial clients. As initially contemplated, the acquisition price was to be $1,000,000 in cash and the equivalent of $500,000 of the Company's restricted (as provided for by Rule 144 of the Securities Act of 1933) common stock. The parties, however, were unable to reach a final agreement, and in accordance with the terms of the letter of intent, the acquisition was abandoned.

     Following the Company's April 1, 1999 press release describing the overstatement of gross profit, net income and interim inventory carrying values for the second and third quarters of 1998, the Company, as well as certain of its officers, were named as defendants in two class action suits filed in the United States Federal District Court, Southern District of Florida. The lawsuits allege, among other things, certain violations of Federal Securities laws and seeks an unspecified amount of damages. The Company has agreed to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations, however, it is not possible at this time to predict the outcome as many unknown factors exist such as the likelihood of future claims, insurance limits, and the outcome of jury trial.

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
June 18, 1999




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
June 18, 1999