Form 10-Q/A
period 1998-09-30
STEPHAN CO
filed 1999-06-18
CIK 94056

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


                                    INDEX


                                                                PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1998 and December 31, 1997               4-5

           Unaudited Consolidated Statements of Operations for
           the Nine months ended September 30, 1998 and 1997       6

           Unaudited Consolidated Statements of Operations for
           the Quarter ended September 30, 1998 and 1997           7

           Unaudited Consolidated Statements of Cash Flows for
           the Nine months ended September 30, 1998 and 1997      8-10

           Notes to Unaudited Consolidated
           Financial Statements                                  11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                     16-20

PART II.   OTHER INFORMATION

           ITEM 4.  Submission of matters to a vote of
                    Security Holders                               21

           ITEM 5.  Other information                              21

           ITEM 6.  Exhibits and Reports on Form 8-K               21

SIGNATURES                                                         22

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

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                        September 30,        December 31,
                                            1998                 1997
                                         (UNAUDITED)
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  7,770,603         $  8,491,174

 Cash on deposit with trustee                530,019              610,126

 Accounts receivable, net                  5,208,673            4,696,248

 Inventories, net                         15,219,109           11,667,672

 Prepaid expenses and other
  current assets                             375,972              269,304
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   29,104,376           25,734,524

PROPERTY, PLANT AND EQUIPMENT, net         3,371,931            2,760,011

INTANGIBLE ASSETS, net                    27,225,817           26,443,911

OTHER ASSETS                               2,700,057            2,525,948
                                        ____________         ____________

   TOTAL ASSETS                         $ 62,402,181         $ 57,464,394
                                        ============         ============














              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                      September 30,          December 31,
                                          1998                   1997
                                       (UNAUDITED)
                                      _____________          ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  3,225,537           $  3,704,383

 Note payable to bank                      400,000                400,000

 Note payable to trustee                      -                 1,199,700

 Current portion of
  long-term debt                         2,209,338              1,773,788

 Income taxes payable                      362,498              1,390,104
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             6,197,373              8,467,975

DEFERRED INCOME TAXES                      407,664                268,166

LONG-TERM DEBT                          11,291,183              9,078,114
                                      ____________           ____________

   TOTAL LIABILITIES                    17,896,220             17,814,255
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 44,188
  Additional paid in capital            19,692,043             15,979,709
  Retained earnings                     26,118,222             24,977,805
                                      ____________           ____________
                                        45,857,524             41,001,702
  LESS 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            44,505,961             39,650,139
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 62,402,181           $ 57,464,394
                                      ============           ============



              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $26,877,396      $21,080,517

COST OF GOODS SOLD                            15,477,012        7,266,564
                                             ___________      ___________

GROSS PROFIT                                  11,400,384       13,813,953

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      8,953,360        7,235,013
                                             ___________     ____________

OPERATING INCOME                               2,447,024        6,578,940

OTHER INCOME(EXPENSE)
  Interest income                                294,552          279,400
  Interest expense                              (719,246)        (444,467)
  Other                                           93,750           93,750
                                             ___________      ___________

INCOME BEFORE TAXES                            2,116,080        6,507,623

INCOME TAXES                                     704,394        2,213,931
                                             ___________      ___________

NET INCOME                                   $ 1,411,686      $ 4,293,692
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .31      $      1.01
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,513,913        4,235,921
                                             ===========      ===========










              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                               Quarter Ended Sept. 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

NET SALES                                    $ 9,926,122      $ 7,580,618

COST OF GOODS SOLD                             7,157,585        2,540,924
                                             ___________      ___________

GROSS PROFIT                                   2,768,537        5,039,694

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      3,303,142        2,532,287
                                             ___________     ____________

OPERATING (LOSS)/INCOME                         (534,605)       2,507,407

OTHER INCOME(EXPENSE)
  Interest income                                 92,866           88,906
  Interest expense                              (272,440)        (175,062)
  Other                                           31,250           31,250
                                             ___________      ___________

(LOSS)/INCOME BEFORE TAXES                      (682,929)       2,452,501

INCOME TAXES                                    (225,380)         845,456
                                             ___________      ___________

NET (LOSS)/INCOME                            $  (457,549)     $ 1,607,045
                                             ===========      ===========

BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE  $      (.10)     $       .37
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,600,858        4,398,603
                                             ===========      ===========









              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Nine Months Ended Sept. 30,
                                              ===========================

                                                 1998            1997
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,411,686     $ 4,293,692
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

    Depreciation                                 236,451         198,832

    Amortization                                 886,497         738,613

    Deferred income taxes                        139,498         203,402

    Provision for doubtful accounts               41,112          15,616

    Changes in operating assets
    and liabilities, net of effects
    of acquisitions:

      Accounts receivable                        643,385      (1,967,411)

      Inventory                                 (410,523)     (1,869,997)

      Prepaid expenses
       and other current assets                  (32,968)         56,814

      Other assets                              (174,109)         91,017

      Accounts payable
       and accrued expenses                   (1,359,546)     (2,685,057)

      Income taxes payable                    (1,027,606)        640,529
                                             ___________     ___________

      Total adjustments                       (1,057,809)     (4,577,642)
                                             ___________     ___________
Net cash flows provided by/
 (used in) operating activities                  353,877        (283,950)
                                             ___________     ___________




              See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1998             1997
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                    5,266             -

 Change in cash on deposit with trustee           80,107             -

 Purchase of property, plant
  and equipment                                 (539,081)        (444,812)

 Purchase of intangible assets                    85,291             -
                                             ___________      ___________

Net cash flows used in
 investing activities                           (368,417)        (444,812)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (1,357,125)      (1,447,737)

 Repayment of notes payable                   (3,077,637)            -

 Acquisition of treasury stock                      -            (130,610)

 Proceeds from note payable to bank            4,000,000        2,000,000

 Dividends paid                                 (271,269)        (253,564)
                                             ___________      ___________
Net cash flows (used in)/provided by
 financing activities                           (706,031)         168,089
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                               (720,571)        (560,673)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,491,174        8,276,976
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 7,770,603      $ 7,716,303
                                             ===========      ===========




              See Notes to Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




Supplemental Disclosures of Cash Flow Information:


                                              Nine Months Ended Sept. 30,
                                             ============================

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





























              See Notes to Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


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

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of September 30, 1998 and December 31, 1997 were approximately $ 7,049,000 and $7,342,000, respectively.

         INVENTORIES:    Inventories are stated at the lower of cost
(determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories were as follows:

                                    September 30,          December 31,
                                        1998                  1997
                                     ___________          ____________

         Raw materials              $  2,909,271          $  3,750,094
         Packaging and components      6,267,439             4,930,473
         Work in progress                507,298               437,965
         Finished goods                7,775,268             4,289,307
                                    ____________          ____________
                                      17,459,276            13,407,839
      Less: Amount included
            in other assets           (2,240,167)           (1,740,167)
                                    ____________          ____________

                                    $ 15,219,109          $ 11,667,672
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

       Buildings and improvements                        15-30 years
       Machinery and equipment                           5-10 years
       Furniture, fixtures and office equipment          3-5 years

         INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

              Goodwill                           20-40 years
              Covenant not to compete            7 years
              Trademarks                         20-40 years
              Deferred acquisition costs         10 years

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


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

         BASIC AND DILUTED EARNINGS PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS) and require the Company to restate all prior years' EPS data presented.
The adoption of SFAS No. 128 has not had a material effect on the Company's previously reported EPS. Basic and diluted EPS are computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding. The weighted average number of shares outstanding was 4,513,913 for the nine months ended September 30, 1998 and 4,235,921 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, the weighted average number of shares outstanding was 4,600,858 and 4,398,603 for the quarter ended September 30, 1997.

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

                      THE STEPHAN CO. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


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

     This September 30, 1998 Form 10-Q is amended and restated to give effect to the above. Restated net income for the nine months was $1,412,000 as opposed to $4,836,000 for the nine months the Company originally reported prior to the restatement, gross profit for the nine months was $11,400,000 as opposed to the $16,532,000 originally reported prior to the restatement and earnings per share for the nine months was $.31 as opposed to $1.07 originally reported prior to the restatement.

NOTE 3:  ADDITIONAL INFORMATION

     See the Company's most recent Form 10-K and Form 10-Q, for the periods ended December 31, 1998 and March 31, 1999, filed on May 21, 1999, for events that occurred subsequent to September 30, 1998.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Overall, net sales for 1998 increased primarily as a result of the Morris-Flamingo, L.P. acquisition, but at a significantly lower associated gross profit level than other divisions or subsidiaries of the Company. In addition, net sales from certain higher margin professional and retail brands declined. These factors combined to cause an overall adverse change in the mix of the Company's business and substantially depressed the gross profit margin of the Company. The impact of this change was not realized until the Company completed its December 31, 1998 inventory compilation, as interim inventory values had been determined by estimates utilizing historical gross profit margins and other factors. These factors, together with an increase in selling, general, and administrative expenses, resulted in the decrease of the overall net earnings of the Company.

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

     For the quarter ended September 30, 1998, the Company experienced a net loss of $458,000, compared to net income of $1,607,000 for the quarter ended September 30, 1997. The loss per share for the third quarter of 1998 was $.10 compared to net income per share of $.37 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net income declined 67% when compared with the corresponding nine month period in 1997, decreasing approximately $2,900,000, to $1,412,000 and earnings per share decreased $.70 cents a share to $.31.

     Gross profit for the quarter ended September 30, 1998 decreased $2,271,000, to $2,769,000, and for the nine months ended September 30, 1998, gross profit decreased to $11,400,000 from $13,814,000 in the corresponding period for 1997. These decreases of 45% and 17%, respectively, for both the quarter and nine months over the corresponding periods in 1997 was due, in part, to a lower gross profit level associated with the sales of Morris-Flamingo, in addition to a decline in net sales from certain higher margin professional and retail brands of the Company. These factors combined to cause an overall adverse change in the mix of the Company's business and substantially depressed the gross profit margin of the Company. For the quarter ended September 30, 1998, the gross profit margin decreased from 66% to 28% and for the nine month period ended September 30, 1998, the gross profit margin declined from 66% to 42% when

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

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

     Selling, general and administrative expenses increased $771,000, or 30%, for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997 and for the nine months ended September 30, 1998, it increased $1,718,000, an increase of almost 24%. These increases were principally due to the additional expenses generated by our recent acquisitions. While there has been an increase from an absolute dollar amount in the selling, general and administrative expenses, these expenses have actually declined as a percent of net sales.

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

     Accounts receivable and inventory have increased from December 31, 1997 as a result of acquisitions made by the Company. In addition to the increase in accounts receivable acquired in the Morris-Flamingo acquisition, increased sales of retail brands acquired from Image to large,

                    THE STEPHAN CO. AND SUBSIDIARIES
                QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 1998 AND 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't).

national drug chains and other major retailers has increased the outstanding accounts receivable both from an actual dollar amount due to sales, as well as the length of time the receivables remain outstanding. Net inventories increased substantially from December 31, 1997 compared to September 30, 1998. This increase is principally due to the Image and Morris-Flamingo acquisitions, which have added a significant number of Stock Keeping Units (SKU's) the Company manufactures and carries. As a result, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to ensure product availability, however management is attempting to reduce inventory levels by reducing lead times and eliminating SKU's.

     Expenditures for new equipment, as well as other additions to fixed assets, continued through the third quarter of 1998 in an effort to increase production capabilities to meet product and customer requirements.

     Total current assets at September 30, 1998 was $29,104,000 compared to $25,735,000 at December 31, 1997, and approximately $2,900,000 higher than the total current assets on September 30, 1997. Working capital increased over $5,640,000 when compared to December 31, 1997. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with NationsBank, N.A. At September 30, 1998, the Company was in compliance with the requirements of the covenants.

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

     In September, 1998, the Company decided not to pursue a contemplated acquisition of the assets of Rex Chemical Corp. pursuant to a non-binding letter of intent signed in July, 1998.

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