Form 10-Q
period 1999-06-30
STEPHAN CO
filed 1999-08-13
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended June 30, 1999

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




         Shares of Common Stock outstanding as of July 31, 1999:


                              4,669,958




                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 1999


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998                   4-5

           Unaudited Consolidated Statements of Operations
           for the Six months ended June 30, 1999 and 1998        6

           Unaudited Consolidated Statements of Operations
           for the Three months ended June 30, 1999 and 1998      7

           Unaudited Consolidated Statements of Cash Flows
           for the Six months ended June 30, 1999 and 1998       8-10

           Notes to Unaudited Consolidated Financial
           Statements                                           11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    16-22

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                22


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             23

           ITEM 6.  Exhibits and Reports on Form 8-K              23


SIGNATURES                                                        24

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 1999


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of The Stephan Co. and its subsidiaries to be materially different from any future results, performance, condition or achievements projected, anticipated or implied by such forward-looking statements.

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

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected or anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                   ASSETS



                                           June 30,          December 31,
                                            1999                 1998
                                         (UNAUDITED)
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $  9,738,311         $  8,081,762

 Cash on deposit with trustee                235,441              270,684

 Accounts receivable, net                  4,794,719            4,680,170

 Inventories, net                         14,774,556           15,286,370

 Income taxes receivable                        -                  83,888

 Prepaid expenses and other
  current assets                             283,260              219,897
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   29,826,287           28,622,771

PROPERTY, PLANT AND EQUIPMENT, net         3,023,957            3,120,658

INTANGIBLE ASSETS, net                    26,484,002           27,086,358

OTHER ASSETS                               1,916,887            2,432,278
                                        ____________         ____________

   TOTAL ASSETS                         $ 61,251,133         $ 61,262,065
                                        ============         ============













          See Notes to Unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                         June 30,            December 31,
                                          1999                   1998
                                       (UNAUDITED)
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  2,573,605           $  3,126,756

 Note payable to bank                      400,000                400,000

 Current portion of
  long-term debt                         1,610,978              1,804,971

 Income taxes payable                      317,903                   -
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             4,902,486              5,331,727

DEFERRED INCOME TAXES                      684,896                554,017

LONG-TERM DEBT                          10,981,916             11,718,169
                                      ____________           ____________

   TOTAL LIABILITIES                    16,569,298             17,603,913
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 47,259
  Additional paid in capital            19,692,043             19,692,043
  Retained earnings                     26,425,322             25,270,413
                                      ____________           ____________
                                        46,164,624             45,009,715
  LESS:125,000 Contingently
       returnable shares                (1,351,563)            (1,351,563)
       28,600 shares of
       treasury stock                     (131,226)                  -
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            44,681,835             43,658,152
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 61,251,133           $ 61,262,065
                                      ============           ============



          See Notes to Unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Six Months Ended June 30,
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

NET SALES                                    $17,692,653      $16,951,274

COST OF GOODS SOLD                             9,537,348        8,319,427
                                             ___________      ___________

GROSS PROFIT                                   8,155,305        8,631,847

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      6,187,767        5,650,218
                                             ___________     ____________

OPERATING INCOME                               1,967,538        2,981,629

OTHER INCOME(EXPENSE)
  Interest income                                189,456          201,686
  Interest expense                              (434,025)        (446,806)
  Other                                          430,000           62,500
                                             ___________      ___________

INCOME BEFORE TAXES                            2,152,969        2,799,009

INCOME TAXES                                     809,026          929,774
                                             ___________      ___________

NET INCOME                                   $ 1,343,943      $ 1,869,235
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .29      $       .42
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,597,516        4,470,441
                                             ===========      ===========










          See Notes to Unaudited Consolidated Financial Statements

                    THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended June 30,
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

NET SALES                                    $ 9,104,783      $ 9,300,587

COST OF GOODS SOLD                             4,766,236        5,571,328
                                             ___________      ___________

GROSS PROFIT                                   4,338,547        3,729,259

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      3,189,431        2,918,514
                                             ___________     ____________

OPERATING INCOME                               1,149,116          810,745

OTHER INCOME(EXPENSE)
  Interest income                                102,655          102,660
  Interest expense                              (229,419)        (260,376)
  Other                                          390,000           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                            1,412,352          684,279

INCOME TAXES                                     535,966          227,724
                                             ___________      ___________

NET INCOME                                   $   876,386      $   456,555
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .19      $       .10
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,594,175        4,600,858
                                             ===========      ===========










          See Notes to Unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Six Months Ended June 30,
                                              ==========================

                                                 1999            1998
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,343,943     $ 1,869,235
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  253,096         167,012

   Amortization                                  599,540         589,458

   Deferred income taxes                         130,879          81,013

   Provision for doubtful accounts                70,407          25,185

   Changes in operating assets and
   liabilities, net of effects of
   acquisitions:

     Accounts receivable                        (184,956)        361,447

     Inventory                                   511,814      (1,141,821)

     Income taxes receivable                      83,888            -

     Prepaid expenses
      and other current assets                   (63,363)         57,477

     Other assets                                515,391        (790,765)

     Accounts payable
      and accrued expenses                      (536,616)     (1,428,589)

     Income taxes payable                        317,903         664,316
                                             ___________     ___________

     Total adjustments                         1,697,983      (1,415,267)
                                             ___________     ___________
Net cash flows provided
 by operating activities                       3,041,926         453,968
                                             ___________     ___________

          See Notes to Unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                     -               5,266

 Decrease in cash on deposit with trustee         35,243           80,498

 Purchase of property, plant
  and equipment                                 (156,395)        (379,953)

 Purchase of intangible assets                   (26,172)         (85,291)
                                              ___________      ___________

Net cash flows used in
 investing activities                           (147,324)        (379,480)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (930,246)        (914,832)

 Repayment of notes payable                         -          (3,077,637)

 Acquisition of treasury stock                  (118,773)            -

 Proceeds from note payable to bank                 -           4,000,000

 Dividends paid                                 (189,034)        (176,752)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,238,053)        (169,221)
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                              1,656,549          (94,733)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,081,762        8,491,174
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 9,738,311      $ 8,396,441
                                             ===========      ===========




          See Notes to Unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS





Supplemental Disclosures of Cash Flow Information:


                                               Six Months Ended June 30,
                                             ============================

          Interest Paid                      $   541,311      $   418,601
                                             ===========      ===========
          Income Taxes Paid                  $   317,440      $ 1,314,424
                                             ===========      ===========



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the acquisition of Morris-Flamingo, L.P. on March 18, 1998, the Company acquired inventories, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of shares of common stock with an approximate value, at the time of acquisition, of $3,700,000.

The cost of 3,000 shares of treasury stock repurchased at the end of June, 1999, totaling $12,453, is omitted from the consolidated statements of cash flows because the settlement date was subsequent to June 30, 1999.





















          See Notes to Unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 30, 1999 AND 1998


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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has identified and allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

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

         STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 30, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with SFAS No. 123.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and recognized valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company would actually realize in a current market sale of such instrument.

          The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature;

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of notes payable and other debt.

There were no significant differences as of June 30, 1999 and December 31, 1998 in the carrying value and fair market value of financial instruments.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of June 30, 1999 and December 31, 1998 were approximately $8,501,000 and $7,121,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 30, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Inventories were as follows:

                                        June 30,           December 31,
                                          1999                 1998
                                      ____________         ____________

Raw Materials                         $  3,408,897         $  4,042,217
Packaging and components                 4,740,860            4,375,596
Work in progress                           963,178              959,057
Finished goods                           7,212,541            7,848,046
                                      ____________         ____________

                                      $ 16,325,476         $ 17,224,916
Less: Amount included in
      other assets                      (1,550,920)          (1,938,546)
                                      ____________         ____________

                                      $ 14,774,556         $ 15,286,370
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

       Buildings and improvements                        15-30 years
       Machinery and equipment                           5-10 years
       Furniture, fixtures and office equipment          3-5 years

         INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

              Goodwill                           20-40 years
              Covenant not to compete            7 years
              Trademarks                         20-40 years
              Deferred acquisition costs         10 years

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 30, 1999 AND 1998


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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,597,516 for the six months ended June 30, 1999 and 4,470,441 for the six months ended June 30, 1998. For the quarter ended June 30, 1999, the weighted average number of shares outstanding was 4,594,175 and 4,600,858 for the quarter ended June 30, 1998.

NOTE 2: SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for the year ended December 31, 1998. In accordance with the guidelines established by SFAS No. 131, the Company has identified three reportable operating segments, based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail"), and Manufacturing. The Professional segment generally has as a customer base distributors who purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is generally mass merchandisers, chain drug stores and supermarkets who sell the product to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, as well as manufacturing private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following table, in thousands, summarizes Net Sales and Income Before Income Taxes by reportable segment:

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 30, 1999 AND 1998


NOTE 2: SEGMENT INFORMATION (continued)



                            NET SALES           NET SALES
                         _______________     _______________

                            Six Months         Three Months
                          Ended June 30,      Ended June 30,
                           1999    1998        1999     1998
            			          _______________     _______________
Professional             $10,772 $10,197     $ 5,455 $ 5,952
Retail                     5,175   5,078       2,720   2,495
Manufacturing              6,672   7,160       3,875   3,854
                         _______ _______     _______ _______
   Total                  22,619  22,435      12,050  12,301

Intercompany
  Manufacturing           (4,926) (5,484)     (2,945) (3,000)
                         _______ _______     _______ _______
   Consolidated          $17,693 $16,951     $ 9,105 $ 9,301
                         ======= =======     ======= =======



                          INCOME BEFORE       INCOME BEFORE
                          INCOME TAXES        INCOME TAXES
                         _______________     _______________

                            Six Months         Three Months
                          Ended June 30,      Ended June 30,
                           1999    1998        1999     1998
            			          _______________     _______________
Professional             $   530 $ 1,129     $  683   $  227
Retail                     1,360   1,028        590      198
Manufacturing                263     642        139      259
                         _______ _______     ______  _______

   Consolidated          $ 2,153 $ 2,799     $1,412  $   684
                         ======= =======     ======  =======


Income Before Income Taxes as shown above reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     In the second quarter of 1999, the Company continued to improve its gross margin, when compared to the most recent preceding four quarters, while continuing to seek to reduce selling, general and administrative expenses. In an effort to improve overall performance, the Company continues to work aggressively to control costs in order to achieve higher profit margins and higher net income.

     Net sales for the quarter were approximately 2% lower than the comparable quarter in 1998, declining almost $200,000 for the three months ended June 30, 1999. However, net sales for the six months ended June 30, 1999, when compared to the six months ended June 30, 1998, were up approximately 4%, or $741,000. The overall decrease in sales for the second quarter can be principally attributed to a decline in revenues of the Morris Flamingo-Stephan subsidiary included in the Professional business segment. Management is, however, encouraged by an increase in the Retail business segment. Increased sales of the "Stiff Stuff" retail product line for the six months ended June 30, 1999 indicates a renewed interest in this line by both consumers and major retailers.

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1999 were $9,105,000 compared to the $9,301,000 achieved in the comparable second quarter of 1998. As indicated above, this decline in net sales is due to a decrease in the net sales of the Professional segment, and more specifically, the Morris Flamingo-Stephan subsidiary. Morris Flamingo-Stephan sales declined approximately $400,000 from the comparable second quarter of 1998, and alternatively, approximately $260,000 from the first quarter of 1999, largely as a result of a managed reduction in the number of items sold by the company. As part of the continuing effort to improve the overall gross profit margin of the subsidiary, certain low margin items have been discontinued, while sales emphasis has been placed on higher margin items in quarterly customer mailings. Net sales of the Sorbie and Image lines of shampoos, conditioners, and other hair products (referred to as "wet goods") showed improvement over the first quarter of 1999, increasing approximately $235,000. With more active promotions being planned for the rest of the year, management is optimistic that sales of these brands will continue to increase. Television "infomercials", enhanced education programs for distributors, as well as updated packaging and new, innovative product line extensions are anticipated to have a positive impact on future sales of wet goods.

     Net sales of the Retail segment for the second quarter of 1999 showed improvement over both the comparable second quarter of 1998 and the first quarter of 1999. "Stiff Stuff" net sales almost tripled, when compared to net sales for the comparable period in 1998, and net sales of "Stretch

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Mark", "Balm Barr" and "Protein 29" also showed improvement. Additionally, retail sales of the Frances Denney product lines showed a modest increase during the aforementioned periods. Net sales of the Manufacturing segment were level for the quarter ended June 30, 1999 when compared to the comparable period in 1998, but increased approximately 40% when compared to the first quarter of 1999. This increase can be attributed to increased sales of wet goods manufactured for the Company's subsidiaries as well as an increase in private label sales.

     Largely as a result of controlling expenses by diligent sourcing of purchases and moderate price increases, gross profit in the second quarter of 1999 improved to $4,339,000, or 47.6%, compared to restated gross profit of $3,729,000, or 40.1%, for the quarter ended June 30, 1998. This increase of over $600,000 is encouraging to management as efforts continue to improve gross profit and margins. When compared to the first quarter of 1999, gross profit increased over $500,000, and the gross profit margin increased from 44.4% for the quarter ended March 31, 1999 to 47.6% for the quarter ended June 30, 1999.

     For the quarter ended June 30, 1999, selling, general and administrative expenses increased $271,000 over the corresponding second quarter of 1998. Some of this increase in expenses can be attributable to additional costs related to the restatement of earnings for the second and third quarters of 1998, and the corresponding increases in bank fees, legal and professional expenses incurred in connection with the temporary restructuring of debt covenants and certain class action litigation (discussed later). When the June 30, 1999 quarter's selling, general and administrative expenses are compared to the selling, general and administrative expenses incurred in the third and fourth quarters of 1998, the Company was able to reduce these expenses by approximately $100,000 per quarter. Following the acquisition of Morris-Flamingo in mid-March, 1998, selling, general and administrative expenses had increased to approximately $3,300,000 in each of the third and fourth quarters of 1998, so management is pleased with its efforts to reduce these expenses. While the Company is continuing its efforts to control these expenses, there can be no assurances that these expenses will decline in the future, especially in light of the class action litigations mentioned above and as more fully described later herein and in the Company's annual report filed on Form 10-K for the year ended December 31, 1998.

     Interest expense for the quarter and six months ended June 30, 1999 decreased approximately $31,000 and $13,000, respectively, from the corresponding periods in 1998, as a result of the favorable refinancing (in November, 1998) of debt incurred for various acquisitions, and the continued reduction in the amount of outstanding debt. While income taxes for the six months ended June 30, 1999 decreased due to lower net income, income taxes for the quarter ended June 30, 1999 increased more than $300,000 from the 1998 comparable quarter, due to significantly higher

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

income in such quarters.

     Net income for the quarter ended June 30, 1999 was $876,000, which was $420,000 higher than restated net income of $456,000 achieved in the second quarter of 1998. Basic earnings per share for the second quarter was $.19, which represents a 90% increase when compared to a restated $.10 for the comparable quarter in 1998. Net income was favorably impacted for the three and six month periods ended June 30, 1999 by a one-time license fee in the amount of $350,000 for the use of the Image trademark on certain fragrances marketed in all countries in which Image has trademark rights. This license agreement had the effect of increasing basic earnings per share by approximately $.05, net of taxes, for both the three and six month period. Even without the benefit of this one time license fee, net income for the second quarter of 1999 was over 40% higher when compared to the corresponding second quarter of 1998, as well as the first quarter of 1999. Other income also includes a $40,000 royalty fee, received in both the first and second quarters of 1999, from the licensing of Frances Denney products. This minimum fee increased in 1999 from the $31,250 received in each quarter of 1998.

      Net sales of $17,693,000 is an approximate 4% increase over the net sales of $16,951,000 for the first six months of 1998. However, such increase was largely as a result of the Morris-Flamingo, L.P. acquisition, which was consummated in mid-March, 1998. In the Professional segment, net sales of wet goods for the six months ended June 30, 1999 declined in comparison to the net sales of the same period in 1998, but an increase in net sales of the Williamsport subsidiary, coupled with an increase in net sales of Morris Flamingo-Stephan subsidiary, led to an increase in net sales for the Professional segment of almost 6%. Retail segment net sales increased slightly, primarily as a result of increased sales of "Stiff Stuff" and "LeKair" products, and Manufacturing segment sales also increased slightly because private label sales, included in the Manufacturing segment, increased for the six month period ended June 30, 1999 when compared to the six month period ended June 30, 1998.

     Morris Flamingo had a significantly lower gross profit level than other subsidiaries of the Company, and as such, the Company's consolidated gross profit for the six months ended June 30, 1999 decreased by $477,000, to $8,155,000 as compared to the corresponding 1998 period. This reduced gross profit is due to the effect of the Morris Flamingo sales, with its corresponding lower gross profit margin, and a decline in the sales and gross profit margins of certain other retail and professional brands, which adversely affected the consolidated gross profit of the Company.

     Gross profit margin decreased to 46.1% for the six months ended June 30, 1999 when compared to the restated 50.9% achieved in the six months ended June 30, 1998. This decline was primarily a result of the factors mentioned above. However, the gross profit margin has increased from the

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

overall annual gross profit margin for 1998, when it declined to 38.2%. While the Company is optimistic that it can continue to improve its gross profit margin, it is still expected to be adversely impacted in future quarters as a result of the lower gross margin generated by Morris-Flamingo sales. Efforts and initiatives to reduce cost of sales continue with extensive line reviews and evaluations of suppliers in an effort to improve the gross margin and the overall profitability of Morris-Flamingo, as well as the Company as a whole, but given the current mix of sales, it is not anticipated that the Company will return to the higher gross profit margins experienced before the Morris-Flamingo acquisition in the near future, however the Company does expect to eventually achieve a gross profit margin that is more in line with the historical gross profit margins of the Company.

     Selling, general and administrative expenses for the six months ended June 30, 1999 increased $538,000, to $6,188,000, when compared to last year's comparable six month period total of $5,650,000, primarily due to the inclusion of Morris Flamingo expenses for a full six month period this year (the subsidiary was not acquired until mid-March, 1998).

     Net income for the six months ended June 30, 1999 was $1,344,000, decreasing 28%, or $525,000, from net income for the restated six months ended June 30, 1998 of approximately $1,869,000. Basic earnings per share decreased 30% to $.29 for the six months ended June 30, 1999, when compared to the restated $.42 for the six months ended June 30, 1998, but was computed on a higher weighted average number of shares outstanding due to the Morris-Flamingo acquisition.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,657,000 from December 31, 1998, to $9,738,000. Inventory decreased $512,000 from the amount of inventory on hand at December 31, 1998. The reduction in inventory is indicative of the Company's efforts to reduce the amount of inventory on hand, especially as it relates to Morris Flamingo. However, inventory has risen slightly over the March 31, 1999 balance due to an inventory buildup for seasonal increases in sales, among other reasons. The Company still finds it necessary, however, to carry a larger inventory than in past years due to the significant amount of Stock Keeping Units (SKU's) the Company must manufacture and carry. As such, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to help ensure product availability. Inventory has also temporarily increased due to changing regulations in California as it relates to the alcohol content of certain products. Current inventory that was manufactured prior to June 1, 1999 will not be subject to the more stringent regulations, so the Company manufactured additional product prior to that date, in order to forestall price increases that this legislation is expected to necessitate. Management believes that this legislation will

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

not adversely affect sales or profit margins on these items.

     Expenditures for new equipment, as well as other additions to fixed assets, continued through the second quarter of 1999 in an effort to increase production capabilities to meet product and customer requirements. As previously indicated in the Company's annual report for the year ended December 31, 1998, the Company anticipates that it will spend approximately $1,000,000 to construct new warehousing on existing land adjacent to the Tampa manufacturing facility in an effort to consolidate off-site locations and reduce rental expense. These improvements will either be funded from existing cash resources or new borrowings, depending upon available cash and current interest rates. In as much as architect's plans and city permits are still being finalized, no material expenditures have been made through June 30, 1999.

     In April, 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. As at June 30, 1999, the Company had repurchased 28,600 shares, at a total cost of $131,000. Through July 31, 1999, an aggregate total of 55,900 shares, costing $249,000, had been repurchased under this program. Management of the Company will continue to evaluate market and other conditions to determine the extent of any future stock repurchases.

     Total current assets at June 30, 1999 were $29,826,000 compared to $28,623,000 at December 31, 1998. Working capital increased
$1,633,000 when compared to December 31, 1998. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreement with a bank. At June 30, 1999, the Company was in compliance with the modified requirements of these covenants, under the terms of the waiver obtained.

     Subsequent to the year ended December 31, 1998, the Company discovered that the method used to estimate interim inventory figures resulted in the use of incorrect inventory and cost of sales amounts in the financial information of the second and third quarters of 1998. This error was caused, in part, by the change in sales mix of the business as a result of the Morris Flamingo acquisition and a decline in the sales and historical gross profit margins of certain of the Company's other retail and professional brands. Subsequent to the Company's April 1, 1999 press release referencing the foregoing, the Company was named in several lawsuits seeking to recover damages for shareholders who may have been adversely affected by these inaccurate interim financial statements. The Company has agreed to indemnify its officers in respect of this matter, and believes it has meritorious defenses against these allegations. However, it is impossible to predict the outcome of any such matters and any future effect upon liquidity and capital resources that may occur, as many unknown factors exist, such as the likelihood of future claims, insurance limits, the costs of litigation, and the outcome of jury trial.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

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

     The Company has completed an assessment of its current Information Technology (IT) systems and has determined that sales and accounts receivable comprise the more significant IT systems that might be affected by the Y2K problem. The Company believes that there currently is in place sufficient collateral or alternative methods of maintaining information should other IT systems fail. Costs related to the overall assessment of the Company's Y2K readiness are not material.

     The Company purchases all of its raw materials, components and packaging from third party suppliers, and as such, may be at risk from suppliers who may not be Y2K compliant. The inability or failure of suppliers to be Y2K compliant may result in shortages that could adversely impact the operations and condition of the Company. While it is difficult to accurately project the disruptions that may occur under these circumstances, the Company believes that it maintains a sufficient level of inventory that would mitigate any disruption caused by an inability of one or more current suppliers to fulfill the Company's orders. On the basis of communications and correspondence with existing suppliers, the Company has determined that most suppliers are attempting to be, or are already, Y2K compliant.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 1999 AND 1998

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

     As it relates specifically to the Company's and its subsidiaries' computer systems and software, the Company is in the process of converting all of its existing computer systems to become Y2K compliant. The software in use by the Florida facilities is anticipated to be completely updated by the fourth quarter of 1999 (at no additional cost other than the normal quarterly software maintenance fee paid by the Company), at which time the Company believes such software will be Year 2000 compliant. Included in this process was the Y2K upgrade of both the hardware operating system and the application software, however not all modules of the software have been implemented at this time. Plans call for the implementation of all Y2K compliant modules to be completed by the start of the fourth quarter of 1999. While the Y2K compliant application software for the subsidiaries located in Florida was purchased from the Company's software developer, the Y2K compliant software for Morris Flamingo-Stephan and Williamsport Barber and Beauty Supply Corp. is being modified by outside sources and is progressing as scheduled. All testing of installed Y2K compliant operating and application system software has been completed and no problems have been encountered to date. The Company currently uses a consultant to assist in the implementation of the hardware and software system, who is also monitoring the Y2K upgrade procedures and related Company upgrade and integration plans. Based upon the Company's current readiness and the procedures that have been implemented, the Company does not anticipate costs relating to Year 2000 problems to have any material adverse effect on its financial condition, results of operations or cash flows. While there are no formal contingency plans, the Company feels that its overall financial stability, the ability to maintain excess inventory quantities, and back-up production capabilities will enable the Company to deal with Y2K problems as they arise.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 1999 AND 1998



                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       As more fully described elsewhere in this quarterly report and in the Company's annual report as filed on Form 10-K for the year ended December 31, 1998, the Company, as well as certain of its officers, were named as defendants in class action suits filed in the United States Federal District Court, Southern District of Florida. The lawsuits allege, among other things, certain violations of Federal securities laws and seek an unspecified amount of damages. Based upon information currently available to the Company, an amended complaint has been filed, a consolidation of the different class actions is anticipated and no additional assessment of exposure can be determined at this time. The Company has agreed to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations. However, it is not possible at this time to predict the outcome as many unknown factors exist such as the likelihood of future claims, insurance limits, the costs of litigation, and the outcome of jury trial.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 10: License agreement between The Stephan Co. and Parfums International Ltd. granting the right to use the IMAGE trademark in connection with the marketing of certain personal care (excluding hair care) products bearing the mark or name CERRUTI, in certain
European countries.

  (b) Exhibit 10.1: Credit agreement between NationsBank, N.A. and The Stephan Co., in connection with the term loan dated November 30, 1998, in the amount of $11,100,000.

  (c) Exhibit 10.2: Letter agreement between The Stephan Co. and NationsBank, N.A. amending certain provisions of the Loan Agreement dated November 30, 1998.

  (d)  Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 13, 1999




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
August 13, 1999