Form 10-Q
period 1999-09-30
STEPHAN CO
filed 1999-11-15
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

   FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended September 30, 1999

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




      Shares of Common Stock outstanding as of November 1, 1999:


                              4,665,958




                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1999


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998              4-5

           Unaudited Consolidated Statements of Operations
           for the Nine months ended Sept. 30, 1999 and 1998      6

           Unaudited Consolidated Statements of Operations
           for the Three months ended Sept. 30, 1999 and 1998     7

           Unaudited Consolidated Statements of Cash Flows
           for the Nine months ended Sept. 30, 1999 and 1998     8-10

           Notes to Unaudited Consolidated Financial
           Statements                                           11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    16-22

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                22


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             23

           ITEM 4.  Submission of matters to a vote of
                    Security Holders                              23

        		 ITEM 5.  Other Information                             24

           ITEM 6.  Exhibits and Reports on Form 8-K              24


SIGNATURES                                                        25

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 1999


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

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                   ASSETS



                                        September 30,        December 31,
                                            1999                 1998
                                         (UNAUDITED)
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $ 10,920,611         $  8,081,762

 Cash on deposit with trustee                176,690              270,684

 Accounts receivable, net                  5,005,252            4,680,170

 Inventories, net                         14,167,237           15,286,370

 Income taxes receivable                        -                  83,888

 Prepaid expenses and other
  current assets                             346,179              219,897
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   30,615,969           28,622,771

PROPERTY, PLANT AND EQUIPMENT, net         3,031,014            3,120,658

INTANGIBLE ASSETS, net                    26,182,005           27,086,358

OTHER ASSETS                               2,016,517            2,432,278
                                        ____________         ____________

   TOTAL ASSETS                         $ 61,845,505         $ 61,262,065
                                        ============         ============













          See Notes to Unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                      September 30,          December 31,
                                          1999                   1998
                                       (UNAUDITED)
                                      ____________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  2,861,434           $  3,126,756

 Note payable to bank                      400,000                400,000

 Current portion of
  long-term debt                         1,558,009              1,804,971

 Income taxes payable                      580,647                   -
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             5,400,090              5,331,727

DEFERRED INCOME TAXES                      798,134                554,017

LONG-TERM DEBT                          10,618,090             11,718,169
                                      ____________           ____________

   TOTAL LIABILITIES                    16,816,314             17,603,913
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              47,259                 47,259
  Additional paid in capital            19,692,043             19,692,043
  Retained earnings                     26,909,586             25,270,413
                                      ____________           ____________
                                        46,648,888             45,009,715
  LESS:125,000 Contingently
       returnable shares                (1,351,563)            (1,351,563)
       59,900 shares of
       treasury stock                     (268,134)                  -
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            45,029,191             43,658,152
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 61,845,505           $ 61,262,065
                                      ============           ============



          See Notes to Unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

NET SALES                                    $26,887,897      $26,877,396

COST OF GOODS SOLD                            14,671,898       15,477,012
                                             ___________      ___________

GROSS PROFIT                                  12,215,999       11,400,384

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      9,183,847        8,953,360
                                             ___________     ____________

OPERATING INCOME                               3,032,152        2,447,024

OTHER INCOME(EXPENSE)
  Interest income                                308,247          294,552
  Interest expense                              (698,509)        (719,246)
  Other                                          470,000           93,750
                                             ___________      ___________

INCOME BEFORE TAXES                            3,111,890        2,116,080

INCOME TAXES                                   1,189,166          704,394
                                             ___________      ___________

NET INCOME                                   $ 1,922,724      $ 1,411,686
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .42      $       .31
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,581,345        4,513,913
                                             ===========      ===========










          See Notes to Unaudited Consolidated Financial Statements

                    THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended Sept.30,
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

NET SALES                                    $ 9,195,244      $ 9,926,122

COST OF GOODS SOLD                             5,134,550        7,157,585
                                             ___________      ___________

GROSS PROFIT                                   4,060,694        2,768,537

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,996,080        3,303,142
                                             ___________     ____________

OPERATING INCOME                               1,064,614         (534,605)

OTHER INCOME(EXPENSE)
  Interest income                                118,791           92,866
  Interest expense                              (264,484)        (272,440)
  Other                                           40,000           31,250
                                             ___________      ___________

INCOME BEFORE TAXES                              958,921         (682,929)

INCOME TAXES                                     380,140         (225,380)
                                             ___________      ___________

NET INCOME                                   $   578,781      $  (457,549)
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .13      $      (.10)
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,549,003        4,600,858
                                             ===========      ===========










          See Notes to Unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1999            1998
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,922,724     $ 1,411,686
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  375,795         236,451

   Amortization                                  893,033         886,497

   Deferred income taxes                         244,117         139,498

   Provision for doubtful accounts               119,640          41,112

   Changes in operating assets and
   liabilities, net of effects of
   acquisitions:

     Accounts receivable                        (444,722)        643,385

     Inventory                                 1,119,133        (410,523)

     Income taxes receivable                      83,888            -

     Prepaid expenses
      and other current assets                  (126,282)        (32,968)

     Other assets                                415,761        (174,109)

     Accounts payable
      and accrued expenses                      (206,338)     (1,359,546)

     Income taxes payable                        580,647      (1,027,606)
                                             ___________     ___________

     Total adjustments                         3,054,672      (1,057,809)
                                             ___________     ___________
Net cash flows provided
 by operating activities                       4,977,396         353,877
                                             ___________     ___________


          See Notes to Unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended Sept. 30,
                                             ===========================

                                                 1999             1998
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash acquired from acquisition                     -               5,266

 Decrease in cash on deposit with trustee         93,994           80,107

 Purchase of property, plant
  and equipment                                 (286,151)        (539,081)

 Purchase of intangible assets                   (47,664)          85,291
                                              ___________      ___________

Net cash flows used in
 investing activities                           (239,821)        (368,417)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (1,347,041)      (1,357,125)

 Repayment of notes payable                         -          (3,077,637)

 Acquisition of treasury stock                  (268,134)            -

 Proceeds from note payable to bank                 -           4,000,000

 Dividends paid                                 (283,551)        (271,269)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,898,726)        (706,031)
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                              2,838,849         (720,571)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,081,762        8,491,174
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $10,920,611      $ 7,770,603
                                             ===========      ===========




          See Notes to Unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS





Supplemental Disclosures of Cash Flow Information:


                                              Nine Months Ended Sept. 30,
                                             ============================

          Interest Paid                      $   798,829      $   684,624
                                             ===========      ===========
          Income Taxes Paid                  $   317,440      $ 1,354,424
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

























          See Notes to Unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED SEPTEMBER 30, 1999 AND 1998


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of the financial position and results of operations of The Stephan Co. are reflected in the interim financial statements.

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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has identified and allocated substantially all of its business into three segments, which include professional hair care products distribution, retail personal care products and manufacturing.

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

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There were no significant differences as of Sept. 30, 1999 and December 31, 1998 in the carrying value and fair market value of financial instruments.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds usually having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to a bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of September 30, 1999 and December 31, 1998 were approximately $9,844,000 and $7,121,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                      THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Inventories were as follows:

                                      September 30,        December 31,
                                          1999                 1998
                                      ____________         ____________

Raw Materials                         $  2,844,129         $  4,042,217
Packaging and components                 4,764,154            4,375,596
Work in progress                         1,057,689              959,057
Finished goods                           6,993,105            7,848,046
                                      ____________         ____________

                                      $ 15,659,077         $ 17,224,916
Less: Amount included in
      other assets                      (1,491,840)          (1,938,546)
                                      ____________         ____________

                                      $ 14,167,237         $ 15,286,370
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

       Buildings and improvements                        15-30 years
       Machinery and equipment                           5-10 years
       Furniture, fixtures and office equipment          3-5 years

         INTANGIBLE ASSETS:     Intangible assets are amortized using the
straight-line method based on the following estimated useful lives:

              Goodwill                           20-40 years
              Covenant not to compete            7 years
              Trademarks                         20-40 years
              Deferred acquisition costs         10 years

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED SEPTEMBER 30, 1999 AND 1998


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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,581,345 for the nine months ended September 30, 1999 and 4,513,913 for the nine months ended September 30, 1998. For the quarter ended September 30, 1999, the weighted average number of shares outstanding was 4,549,003 and 4,600,858 for the quarter ended September 30, 1998.

NOTE 2: SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for the year ended December 31, 1998. In accordance with the guidelines established by SFAS No. 131, the Company has identified three reportable operating segments, based upon how management evaluates its business. These segments are Professional Hair Care Products Distribution ("Professional"), Retail Personal Care Products ("Retail"), and Manufacturing. The Professional segment generally has as a customer base distributors who purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is generally mass merchandisers, chain drug stores and supermarkets who sell the product to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, as well as manufacturing private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following table, in thousands, summarizes Net Sales and Income Before Income Taxes by reportable segment:

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED SEPTEMBER 30, 1999 AND 1998


NOTE 2: SEGMENT INFORMATION (continued)



                            NET SALES           NET SALES
                         _______________     _______________

                           Nine Months         Three Months
                         Ended Sept. 30,     Ended Sept. 30,
                           1999    1998        1999     1998
            			          _______________     _______________
Professional             $17,021 $16,429     $ 6,248 $ 6,233
Retail                     7,416   7,697       2,241   2,619
Manufacturing              9,940  11,258       3,269   3,900
                         _______ _______     _______ _______
   Total                  34,377  35,384      11,758  12,752

Intercompany
  Manufacturing           (7,489) (8,507)     (2,563) (2,826)
                         _______ _______     _______ _______
   Consolidated          $26,888 $26,877     $ 9,195 $ 9,926
                         ======= =======     ======= =======



                          INCOME BEFORE       INCOME BEFORE
                          INCOME TAXES        INCOME TAXES
                         _______________     _______________

                           Nine Months         Three Months
                         Ended Sept. 30,     Ended Sept. 30,
                           1999    1998        1999     1998
            			          _______________     _______________
Professional             $ 1,450 $ 1,181     $  920   $   52
Retail                     1,388     656         28     (372)
Manufacturing                274     279         11     (363)
                         _______ _______     ______  _______

   Consolidated          $ 3,112 $ 2,116     $  959  $  (683)
                         ======= =======     ======  =======


Income Before Income Taxes as shown above reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Net sales for the quarter were approximately 7% lower than the comparable quarter in 1998, declining $731,000 for the quarter ended September 30, 1999 as a result of lower ethnic hair care sales and private label manufacturing. However, net sales for the nine months ended September 30, 1999, when compared to the nine months ended September 30, 1998, were level, at just under $26,900,000. These results actually reflect continued efforts to increase the profit margins of the various business lines by reducing the number of low margin SKU's carried by the Company and continued diversification of suppliers to obtain the best pricing available. Management of the Company has placed emphasis on increasing net income in an effort to position itself to return to profitability levels achieved in prior years. As a result, the level sales experienced through the third quarter of 1999 is not expected to be enhanced by historically lower fourth quarter sales and it is not anticipated that sales for 1999 will be as high as those experienced in 1998.

     The Company's efforts to reduce selling, general and administrative expenses continues to benefit overall performance. With improvements shown in the third quarter of 1999, the Company is on track to maintain these expenses at a level equal to last year's total of $12,240,000, in spite of the increased legal costs associated with the class action lawsuit (as described more fully elsewhere in this quarterly report) and the related increase in bank fees. Additionally, selling general and administrative expenses in 1999 include the operations of Morris Flamingo (acquired on March 18, 1998) for the whole year, which made efforts to control costs more difficult. In an effort to improve overall performance, the Company will persist to work aggressively to control these costs, as well as maintain a focus on improving the gross profit margin in order to achieve higher profit margins and higher net income.

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 1999 were $9,195,000 compared to the $9,926,000 achieved in the comparable third quarter of 1998. As indicated above, this decline in net sales is due to a decrease in the net sales of the ethnic hair care line included in the Retail segment as well as a decline in private label manufacturing. While retail mail order sales of Frances Denney product line improved almost 30% over the second quarter of 1999 and 10% over the comparable third quarter of 1998, sales to major retail stores (in connection with the existing Color Me Beautiful contract) did not experience the same level of Christmas "sell-in" in the third quarter of 1999 when compared to 1998. Professional sales were relatively level, with an increase in the Sorbie line offsetting slower sales of the Image line and the New Era line, which is currently under redesign and reintroduction stages with full implementation

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

anticipated in the year 2000. Overall, professional distribution sales were also level when compared to the third quarter of 1998. With increased spending for advertising and promotions planned for the rest of the year and through the year 2000, management is optimistic that professional sales will be enhanced by education programs, updated packaging and new, innovative product line extensions. Net sales of the Manufacturing segment were lower for the quarter ended September 30, 1999 when compared to the comparable period in 1998, due to a decline in private label production. For the quarter ended September 30, 1998, the Company was manufacturing a new, additional product for a private label customer who was introducing a new line and was thus experiencing a higher than normal increase due to this "sell-in".

     Largely as a result of controlling expenses by diligent sourcing of purchases and moderate price increases, gross profit in the third quarter of 1999 improved to $4,061,000, or 44.2%, compared to restated gross profit of $2,769,000, or 27.9%, for the quarter ended September 30, 1998. The increase continues to be encouraging to management as it shows that efforts to improve gross profit and margins are having an impact.

     For the quarter ended September 30, 1999, selling, general and administrative expenses decreased in excess of $300,000 over the corresponding third quarter of 1998 and almost $200,000 over the second quarter of 1999. When the September 30, 1999 quarter's selling, general and administrative expenses are compared to the selling, general and administrative expenses incurred in the previous four quarters, the Company was able to reduce these expenses substantially. Following the acquisition of Morris-Flamingo in mid-March, 1998, selling, general and administrative expenses had increased to approximately $3,300,000 in each of the third and fourth quarters of 1998, so management is pleased with its efforts to reduce these expenses. While the Company is continuing its efforts to control these expenses, there can be no assurances that these expenses will continue to decline in the future, especially in light of the class action litigations mentioned above and as more fully described later herein and in the Company's annual report filed on Form 10-K for the year ended December 31, 1998.

     Interest expense for the quarter and nine months ended September 30, 1999 decreased approximately $8,000 and $21,000, respectively, from the corresponding periods in 1998, as a result of the favorable refinancing (in November, 1998) of debt incurred for various acquisitions, and the continued reduction in the amount of outstanding debt. Income taxes for the three and nine month periods ended September 30, 1999 increased as a result of higher net income.

     Net income for the quarter ended September 30, 1999 was $579,000, as compared to a restated net loss of $458,000 for the third quarter of 1998.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Basic earnings per share for the third quarter was $.13, compared to a restated net loss of $.10 for the comparable quarter in 1998. Other income includes a $40,000 royalty fee, received in each quarter of 1999, from the licensing of Frances Denney products. This minimum fee increased in 1999 from the $31,250 received in each quarter of 1998.

      Net sales of $26,888,000 is level with the net sales of $26,877,000 for the nine months ended September 30, 1998. The net sales of the Professional segment increased, largely as a result of the Morris-Flamingo, L.P. acquisition, which was consummated in mid-March, 1998. Although sales for the nine months ended September 30, 1999 were level when compared to the corresponding period in 1998, gross profit for the period increased over $800,000, or 7%, to $12,216,000, compared to the restated $11,400,000 achieved for the nine months ended September 30, 1998. The gross profit margin increased to 45.4% for the nine months ended September 30, 1999 when compared to the restated 42.4% achieved in the nine months ended September 30, 1998. The gross profit margin for the nine months ended September 30, 1999 was comparable to the gross profit margin for the six months ended June 30, 1999, but for the quarter ended September 30, 1999 there was a slight decrease from the quarter ended June 30, 1999. This decrease is the result of a change in the mix of the business in the third quarter, with Morris Flamingo comprising a larger overall portion of third quarter sales. Management is encouraged, however, by the fact that this was the first quarter that the gross profit margin of Morris Flamingo was over 30%.

     While the Company believes in time it will be able to improve its gross profit margin, the margin is still expected to be adversely impacted in future quarters as a result of the lower gross margin generated by Morris-Flamingo sales and the continued reduction of non-profitable or slow moving SKU's. Efforts and initiatives to reduce cost of sales continue with extensive line reviews and evaluations of suppliers in an effort to improve the gross margin and the overall profitability of Morris-Flamingo, as well as the Company as a whole, but given the current mix of sales, it is not anticipated that the Company will return to the higher gross profit margins experienced before the Morris-Flamingo acquisition in the near future, however the Company does expect to eventually achieve a gross profit margin that is more in line with the historical gross profit margins of the Company.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $231,000, to $9,184,000, when compared to last year's comparable nine month period total of $8,953,000, primarily due to the inclusion of Morris Flamingo expenses for a full nine month period this year (the subsidiary was not acquired until mid-March, 1998).

     Net income for the nine months ended September 30, 1999 was $1,923,000, increasing 36%, or $511,000, from net income for the restated

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

nine months ended September 30, 1998 of approximately $1,412,000. Basic earnings per share increased 35% to $.42 for the nine months ended September 30, 1999, when compared to the restated $.31 for the nine months ended September 30, 1998. Net income was favorably impacted for the nine month period ended September 30, 1999 by a one-time license fee in the amount of $350,000 (received in the second quarter of 1999) for the use of the Image trademark on certain fragrances marketed in all countries in which Image has trademark rights. This license agreement had the effect of increasing basic earnings per share by approximately $.05, net of taxes, for the nine months ended September 30, 1999.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased over $2,800,000 from December 31, 1998, to just under $11,000,000. Inventory decreased $1,119,000 from the amount of inventory on hand at December 31, 1998. The reduction in inventory is indicative of the Company's efforts to reduce the amount of inventory on hand, especially as it relates to Morris Flamingo. The Company still finds it necessary, however, to carry a larger inventory than in past years due to the significant amount of Stock Keeping Units (SKU's) the Company must manufacture and carry. As such, many more chemicals, raw materials, components, packaging and finished goods are required to be kept in stock in order to help ensure product availability.

     Expenditures for new equipment, as well as other additions to fixed assets, continued through the third quarter of 1999 in an effort to increase production capabilities to meet product and customer requirements. In connection with computer system upgrades, Y2K expenditures, primarily for Morris Flamingo, were over $50,000 and it is anticipated that the completion of the upgrade will cost less than $100,000. The Company anticipates that it will spend approximately $1,000,000 to construct new warehousing on existing land adjacent to its Tampa manufacturing facility and or purchase additional warehouse space in the proximate location of the existing manufacturing facility in an effort to consolidate off-site locations and reduce rental expense. The improvements and or purchase will either be funded from existing cash resources or new borrowings, depending upon available cash and current interest rates. No material expenditures have been made through September 30, 1999 on any such construction or purchase.

     In April, 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. As at September 30, 1999, the Company had repurchased 59,900 shares, for a total cost of $268,000. Management of the Company will continue to evaluate market and other conditions to determine the extent of any future stock repurchases.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

     Total current assets at September 30, 1999 were $30,616,000 compared to $28,623,000 at December 31, 1998. Working capital increased $1,925,000, to $25,216,000, when compared to December 31, 1998. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under its loan agreement with a bank. At September 30, 1999, the Company was in compliance with the original, as well as the modified requirements of these covenants, under the terms of the waiver obtained. In accordance with the terms of that waiver, the interest rate charged on the outstanding indebtedness will return to the original, lower rate, effective in the fourth quarter of 1999.

     Subsequent to the year ended December 31, 1998, the Company discovered that the method used to estimate interim inventory figures resulted in the use of incorrect inventory and cost of sales amounts in the financial information of the second and third quarters of 1998. This error was caused, in part, by the change in sales mix of the business as a result of the Morris Flamingo acquisition and a decline in the sales and historical gross profit margins of certain of the Company's other retail and professional brands. Subsequent to the Company's April 1, 1999 press release referencing the foregoing, the Company and several of its officers were named in several lawsuits seeking to recover damages for shareholders who may have been adversely affected by these inaccurate interim financial statements. The Company has agreed to indemnify its officers in respect of this matter, and believes it has meritorious defenses against these allegations. However, it is impossible to predict the outcome of any such litigation and any future effect upon liquidity and capital resources that may occur, as many unknown factors exist, such as the likelihood of future claims, insurance limits, the costs of litigation, and the outcome of jury trial.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


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

     The Company has completed an assessment of its current Information Technology (IT) systems and has determined that sales and accounts receivable comprise the more significant IT systems that might be affected by the Y2K problem. The Company believes that there currently is in place sufficient alternative methods of maintaining information should other IT systems fail. Costs related to the overall assessment of the Company's Y2K readiness are not material.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

implemented at this time. While the Y2K compliant application software for the subsidiaries located in Florida was purchased from the Company's software developer, the Y2K compliant software for Morris Flamingo-Stephan and Williamsport Barber and Beauty Supply Corp. is being modified by outside sources and is progressing as scheduled. All testing of installed Y2K compliant operating and application system software has been completed and no problems have been encountered to date. The Company currently uses a consultant to assist in the implementation of the hardware and software system, who is also monitoring the Y2K upgrade procedures and related Company upgrade and integration plans. Based upon the Company's current readiness and the procedures that have been implemented, the Company does not anticipate costs relating to Year 2000 problems to have any material adverse effect on its financial condition, results of operations or cash flows. While there are no formal contingency plans, the Company feels that its overall financial stability, the ability to maintain excess inventory quantities, and back-up production capabilities will enable the Company to deal with Y2K problems as they arise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold any derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks.

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          SEPTEMBER 30, 1999


                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       As more fully described elsewhere in this quarterly report and in the Company's annual report as filed on Form 10-K for the year ended December 31, 1998, the Company, as well as certain of its officers, were named as defendants in class action law suits filed in the United States Federal District Court, Southern District of Florida. The lawsuits allege, among other things, certain violations of Federal securities laws and seek an unspecified amount of damages. Based upon information currently available to the Company, an amended complaint has been filed, a consolidation of the different class actions is anticipated and no additional assessment of exposure can be determined at this time. The Company has agreed to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations and intends to defend itself. However, it is not possible at this time to predict the outcome of any such lawsuits as many unknown factors exist such as the likelihood of future claims, insurance limits, the costs of litigation, and the outcome of any jury trial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The Company's Annual Meeting of Stockholders was held on Friday, August 27, 1999. The following individuals, representing the two Class I directors, were duly elected by the vote indicated below to be directors of the Company by the holders of a majority of the outstanding common shares of stock of the Company, until the annual meeting of stockholders in 2002.



                                                        Votes
                                             __________________________

                                                  For       Withheld
                                              ___________  ___________


         		John DePinto                         3,691,274     202,711

         		Shouky A. Shaheen                    3,798,674      95,311

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          SEPTEMBER 30, 1999



ITEM 5.  OTHER INFORMATION

       In accordance with Rules 14a-4(c) and 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Company hereby notifies its stockholders that if the Company does not receive notice by June 4, 2000 of a proposed matter to be submitted for stockholder vote at the Company's 2000 Annual Meeting, then any proxies held by members of the Company's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 15, 1999




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
November 15, 1999