Form 10-K
period 1999-12-31
STEPHAN CO
filed 2000-03-31
CIK 94056

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

          For the Fiscal Year Ended December 31, 1999


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

$22,837,790 as of March 15, 2000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

4,567,358 Shares of Common Stock, $.01 Par Value, as of March 15, 2000

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the proxy statement for the Registrant's 1999 annual meeting of stockholders, filed no later than 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III of this Form 10-K.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................  10
Item 3:   Legal Proceedings..........................................  11
Item 4:   Submission of Matters to a Vote of Security Holders......... 12

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  13
Item 6:   Selected Financial Data....................................  14
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  15
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.  20
Item 8:   Financial Statements and Supplementary Data................  20
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  20

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  21
Item 11:  Executive Compensation.....................................  21
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  21
Item 13:  Certain Relationships and Related Transactions.............  21

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   22

Signatures..........................................................   24

                               PART I

     Certain statements in this Annual Report on Form 10-K ("Form 10-K") under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of the Registrant to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the institution and outcome of litigation commenced against the Registrant in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this Form 10-K. The Registrant does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

  GENERAL

     The Registrant or the "Company", founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. The Registrant is comprised of The Stephan Co. ("Stephan") and its eight wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc., Stephan Distributing, Inc. and Morris Flamingo-Stephan, Inc.

  THE STEPHAN CO.

     Headquartered in Fort Lauderdale, Florida, The Stephan Co. ("Stephan") is principally engaged in the manufacture of hair care products for sale by two of its subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., and the manufacturing of products marketed under the STEPHAN brand name. Stephan also manufactures, markets and distributes hair and skin care products under various trade names through different divisions. Retail brands include product lines such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions and Protein 29 and Wildroot hair care products for men. These brands, included in the Retail Personal Care Products ("Retail") segment of the Company's business, are manufactured at the Company's Tampa, Florida facility, and account for approximately $3,600,000 of the Company's sales, or approximately 10.4% of the Registrant's consolidated revenues. In addition, The Frances Denney division of Stephan (included in the "Retail" segment of the Company's business) continues to market a full line of cosmetics through retail and mail order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., the Company markets the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains, including J.C. Penney, in the United States and Canada.

     On December 31, 1995, the Registrant entered into asset purchase agreements (collectively, the "Acquisition Agreements") with each of Colgate-Palmolive Company and its subsidiary, The Mennen Company (collectively, the "Sellers"), for the acquisition by the Registrant of certain consumer product brands of the Colgate-Palmolive Company, as well as a licensing agreement for the domestic distribution of Colgate-Palmolive's Cashmere Bouquet talc product line (the "U.S. Trademark License").

     In December 1996, the Registrant entered into a Settlement Agreement and Amendment with the Sellers (the "Settlement Agreement") to resolve certain outstanding disputes with respect to the Acquisition Agreements. The Settlement Agreement, among other things, provided for the licensing to the Registrant of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the Settlement Agreement provided that (i) deferred payments would be made with respect to products sold under the Canadian Trademark License, (ii) total deferred payments would be subject to a maximum of $4,000,000, and (iii) the Registrant was required to pay the greater of $150,000 or 50% of such deferred payments in immediately available funds, with the balance payable, at the option of the Registrant, by wire transfer or a five-year promissory note. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Registrant must pay the difference in cash between that amount and deferred payments made prior to such date.

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

     Stephan also manufactures and sells products under the name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and is included in the Professional Hair Care Products and Distribution ("Professional") segment of the Companies business. The Registrant's trademark "STEPHAN'S" and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is not due for renewal until the year 2001. Sales of the parent company, Stephan, including the Frances Denney product line as well as its other retail products, accounted for approximately $4,250,000 of Company sales or approximately 12.2% of the Registrant's consolidated revenues.

     The Fort Lauderdale location also serves as the Registrant's corporate headquarters, and the Registrant provides general management services to its subsidiaries from such location.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly owned subsidiary of the Registrant, located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as the Company's second manufacturing facility. The Tampa facility manufactures most of the products sold by the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. The operations of Old 97 are included in the Manufacturing segment of the Compnay's business. Old 97 is also responsible for distribution of the above products. In addition, Old 97 is responsible for the manufacturing of custom "private label" products, which is the manufacturing of products marketed and sold under the brand names of customers of the Company.
In 1999, one private label customer accounted for approximately 38% of the Tampa facility's production, however no single customer accounted for more than 10% of the Registrant's consolidated revenues in 1999. The loss of this private label customer could have an adverse effect on the operations of the Tampa facility. Private label production accounted for approximately $2,700,000 of the Company's sales, or approximately 7.8% of the Registrant's consolidated revenues in 1999.

  WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Registrant, was acquired in January, 1992 and is located in Williamsport, Pa. Williamsport, a mail order beauty and barber supply company, with sales of approximately $4,100,000, which accounted for approximately 11.8% of the Registrant's consolidated revenues for the year ended December 31, 1999, and is included in the Professional business segment of the Company.

  STEPHAN & CO.

     Formerly known as Heads or Nails, Inc. and acquired by the Registrant in August, 1993, Stephan & Co., a wholly-owned subsidiary of the Registrant, has focused on the manufacture and supply of personal care amenity products for cruise ships in December, 1995. Sales by Stephan & Co. for the year ended December 31, 1999 were not material.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Purchased by the Company in April, 1994, Scientific Research Products Inc. of Delaware, a wholly owned subsidiary of the Registrant, was prior to such purchase, one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific Research Products accounted for 13.5% of the Registrant's consolidated revenues, in 1999, with sales of approximately $4,700,000. In addition, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a company acquired by the Registrant in 1986. Sales by Foxy Products, Inc. for the year ended December 31, 1999 were not material. The majority of the sales of this division are included in the Retail business segment of the Company.

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

     Sorbie, prior to the acquisition, was a major customer of the Registrant and is a distributor of a professional line of hair care products sold to salons in the United States, Canada and Mexico through a network of distributors. Sales of Trevor Sorbie hair care products in 1999 were approximately $3,200,000 of the Company's sales, representing 9.2% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

  STEPHAN DISTRIBUTING, INC.

     On June 26, 1997, the Company, through Stephan Distributing, Inc., a wholly-owned subsidiary, acquired several product lines from New Image Laboratories, Inc. ("New Image"). The primary brands acquired were a professional hair care line of products marketed under the brand name "Image", and a retail hair care line known as "Modern" and marketed under the brand name "Stiff Stuff". The brands were acquired for (i) 250,000 shares of the Registrant's restricted common stock, valued at $10.81 per share, with provision for half the shares to be held in escrow pending, among other things, final adjustment of the purchase price in accordance with the acquisition agreement and (ii) up to 100,000 restricted shares to be issued over the next two years contingent upon the achievement of certain earnings levels as set forth in the acquisition agreement.
The acquisition was accounted for as a purchase, with a net value of approximately $2,700,000 based upon the quoted market price of the Registrant's stock at the time of issuance.

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

     Additionally, the Registrant provided the Trust, established pursuant to such liquidating trust agreement, with a standby letter of credit in the amount of $2,932,600. As indicated above, the purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. The Registrant is currently involved in litigation with New Image Laboratories regarding this purchase price adjustment. The Registrant believes that based upon information available to it at December 31, 1999, the 125,000 shares held in escrow and the subject of the aforementioned litigation will be returned to the Company. The value of trademarks recorded, approximating $4,100,000, is net of this anticipated purchase price adjustment.

     In addition to being popular hair care lines; the brands acquired from New Image have international distribution which the Registrant believes will enhance the distribution of other products of the Registrant. Sales of brands acquired from New Image Laboratories, Inc. amounted to approximately $4,400,000 for the period ended December 31, 1999, which represented over 12.7% of the Registrant's consolidated revenues. Sales of Image products are included in the Company's Professional business segment while Modern sales are included in the Company's Retail business segment.

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

     Morris-Flamingo, L.P. is a barber and beauty supply wholesaler, similar to the Registrant's subsidiary, Williamsport Barber and Beauty Corp., but markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Additionally, this division manufactures hairpins, scissors and beauty school cases. Sales for the period ending December 31, 1999 were approximately $11,000,000, representing 31.6% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

  SEGMENT INFORMATION

     "Operating Segments and Related Information", which provides information on net sales, income from operations, capital expenditures and depreciation for the last three years and identifiable assets for the last two years, for each of the Registrant's three business segments, contained in Footnote 10 of the 1999 Annual Report included elsewhere in this filing, is hereby incorporated herein by reference.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Registrant nor any of its subsidiaries has ever experienced any significant shortage in supplies nor are any such shortages anticipated by the Registrant or its subsidiaries in the reasonably foreseeable future. Due to current market conditions in the petroleum industry, the Registrant has been experiencing price increases in both raw material and component prices, however, it is not anticipated that these price increases will have a material, adverse effect on operations.

     The Registrant and its subsidiaries seek to maintain a level of finished goods inventory of their products sufficient for a period of at least three months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of December 31, 1999, the dollar amount of backlog orders was not believed by the Registrant to be material.

  RESEARCH AND DEVELOPMENT

     During each of the four prior fiscal years ending December 31, 1999, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not believed by the Registrant to be material and were expensed as incurred.

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

  EMPLOYEES

     As of December 31, 1999, in addition to its nine officers, the Registrant and its subsidiaries employed approximately 190 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by any collective bargaining agreement and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. Approximately two-thirds of the space is utilized by the Registrant for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products that is housed in its facility in Fort Lauderdale, Florida. In addition to the facility described above, the

Registrant leases approximately 42,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a 3 year lease which commenced in May 1998, with an annual rental of $222,000.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. Such building is utilized by Old 97 in the manufacture of its various product lines. In October 1994, Old 97 acquired land and two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building comprising 12,500 square feet is being used for office facilities and order fulfillment for the Frances Denney line. The second building, with approximately 30,000 square feet, is used as a warehouse and distribution facility. On December 30, 1998, Old 97 entered into a 1-year lease agreement for an additional 20,000 square feet of warehouse space located at 6706 N. 54th Street, Tampa, Florida 33610.

     In connection with the acquisition of Williamsport Barber Supply, the Company entered into a two-year lease, which expired in January 1994, for office and warehouse space of approximately 6,000 square feet. Subsequent to January 1994, the Registrant leased the premises on a month to month basis and commencing in February 1997, the lease was extended five years, expiring January 31, 2002. Monthly rent in the amount of $1,800 is payable to the former owner of Williamsport Barber Supply, who is currently the President of Williamsport Barber and Beauty Corp.

     In connection with the Morris Flamingo acquisition, the Company entered into a 3 year lease expiring in March, 2001, for the Morris Flamingo existing office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834, at an annual rental payment of approximately $210,000. The Danville facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The lease is held by Shaheen & Co., Inc, the former owner of Morris-Flamingo. Shouky A. Shaheen, owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Registrant. The Registrant has the option to terminate the lease with three month's notice at any time prior to the expiration of the lease term.

     The Registrant continues to explore several options with respect to the Tampa manufacturing plant, including the purchase or lease of additional warehousing facilities or the construction of new facilities on existing land adjacent to its Tampa operations in an effort to consolidate off-site locations and reduce rental expenses. It is anticipated that the cost of new construction could be as much as $1,000,000. The Registrant believes that the ultimate decision with respect to the aforementioned properties will be suitable and adequate for their intended use and purpose for the reasonably foreseeable future.

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

     Following the Company's April 1, 1999 press release describing the aforementioned matter, the Company, as well as certain of its officers, were named as defendants in a class action suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleges, among other things, certain violations of Federal securities laws and seeks an unspecified amount of damages. The Company has agreed to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations, however, it is not possible at this time to predict the outcome as many unknown factors exist such as the likelihood of future claims, insurance limits, and the outcome of a jury trial.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     The Company has not submitted any matters to a vote of its security holders since the Company's August 27, 1999 Annual Meeting.

                               PART II


Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is traded on the American Stock Exchange ("AMEX"). The following table sets forth the range of high and low sales prices for the Registrant's Common Stock for each quarterly period within the Registrant's two most recent full fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 1998           $ 14.50              $ 12.50
         June 30, 1998              14.25                12.25
         September 30, 1998         13.75                 9.31
         December 31,1998           12.75                 9.50
___________________________________________________________________________

         March 31, 1999           $ 11.63               $ 8.38
         June 30, 1999               8.88                 4.00
         September 30, 1999          5.63                 3.88
         December 31, 1999           4.50                 3.38


(b)     Holders

     As of March 31, 2000, the Registrant's Common Stock was held of record by approximately 350 holders. However, the Registrant's common stock is believed to be held beneficially by others through approximately 1,400 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996, 1997, 1998 and 1999. Future dividends, if any, will be determined by the Company's Board of Directors, at its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

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

Item 6.  Selected Financial Data (a)


                    1999       1998       1997      1996      1995
                         (in thousands, except per share data)
                 ____________________________________________________

Net sales         $34,753    $35,816    $27,113    $25,779   $26,197

Income before
 income taxes       3,434       977       7,697      7,093     6,426

Net Income          2,129       658       5,041      4,679     4,315

Current assets     28,727     28,623     25,735     19,706    20,438

Total assets       60,716     61,262     57,464     46,499    42,463

Current
 liabilities        4,058      5,332      8,468      6,223     4,674

Long term debt     10,418     11,718      9,078      6,689     9,112

PER COMMON SHARE
  (Basic and Diluted): (b)

 Net Income           .47        .15       1.20       1.13      1.05

 Cash dividends       .08        .08        .08        .08       .04


                       Notes to Selected Financial Data


(a) The selected financial data includes the operations of the Company and its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport Barber and Beauty Corp. (acquired in 1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993), Scientific Research Products, Inc. of Delaware (acquired in
1994), Trevor Sorbie of America, Inc. (acquired in 1996), Stephan Distributing, Inc., a subsidiary which acquired the brands from New Image Laboratories, Inc. in 1997, and Morris Flamingo-Stephan, Inc., a subsidiary which acquired the business of Morris-Flamingo, L.P. in 1998.

(b) Net Income per common share is based upon the weighted average number of common shares outstanding, in accordance with Statement of Financial Accounting Standards No. 128, issued in February 1997. The weighted average number of shares outstanding were 4,567,439 for 1999, 4,535,649 for 1998, 4,213,372 for 1997, 4,138,629 for 1996, and 4,120,304 for 1995. This
data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report.

          Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                         3/31/99   6/30/99   9/30/99   12/31/99
                         _______   _______   _______   ________
          Net sales      $ 8,588   $ 9,105   $ 9,195   $  7,865
          Gross profit     3,817     4,338     4,061      2,971
          Net income         468       876       579        206
          Per share          .10       .19       .13        .05


                         3/31/98   6/30/98   9/30/98   12/31/98
                         _______   _______   _______   ________
          Net sales      $ 7,651   $ 9,301   $ 9,926    $ 8,938
          Gross profit     4,903     3,729     2,769      2,286
          Net income       1,413       457      (458)      (754)
          Per share          .33       .10      (.10)      (.16)

Information presented above for the quarters ended June 30, 1998 and September 30, 1998 has been restated to correct for certain errors made in the estimates used to determine the interim periods' inventory carrying values and their cost of sales. See Item 3 "Legal Proceedings".


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

OVERVIEW

     In 1999, the Company increased net income over 220%, recording profits, after taxes, of over $2,130,000, an increase of almost $1,470,000 over net income of approximately $660,000 achieved in 1998. This increase in net income was attained despite the fact that sales declined almost $1,100,000 due to an overall drop in the retail business segment, however, a decline in selling, general and administrative expenses, coupled with an increase in the gross profit margin offset the decline in sales. In addition, the Company received a one-time licensing fee of $350,000 in 1999 for the use of the "Image" trademark on certain fragrances marketed in a limited number of countries in which Image has trademark rights.
This fee was non-refundable and no future obligations exist with respect to the license granted.


YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO 1998
________________________________________________

     As indicated above, net sales for 1999 decreased primarily as a result of a decline in the retail business segment; however private label sales also declined, but such declines were offset by an overall increase in the professional business segment. Sales and distribution of "hard goods" continued to improve, increasing $2,100,000 over the sales level achieved in 1998, and although a substantial portion of that increase was due to the inclusion of the sales of Morris Flamingo-Stephan for the entire year, the Company has also experienced an increase in the core business of this segment. Professional "wet goods" sales (the Sorbie, Image and New Era lines) declined almost $1,500,000 as a consolidation of the distribution network for professional products continued to constrict the buying patterns and number of distributors.

      Gross profit increased  $1,500,000, to $15,187,000 in 1999 when compared to the $13,687,000 achieved in 1998. This increase of approximately 11% was due to an improvement in the overall gross profit margin, which was 43.7% in 1999, compared to 38.2% in 1998. While management is encouraged by the increase in the gross profit margin compared to last year, it is still lower than gross profit margins achieved in the years prior to 1998. As the "hard goods" sales of the Williamsport and Morris Flamingo-Stephan divisions continue to improve, the Company expects to experience a change in the business mix that will reduce its overallgross profit margin. These two divisions accounted for over 43% of Company sales; Morris Flamingo at a 32% gross profit margin and Williamsport Barber and Beauty Corp. at a 39% gross profit margin. The Company continues to devote significant time and effort in trying to improve the gross profit margins of these two divisions, and they have improved slightly over last year's gross profit margins.

     The operating segment "Retail Personal Care Products" experienced a decline in net sales as a whole. Net retail sales in 1999 were $9,473,000, as compared to $10,473,000 in 1998, with the most significant decline coming from reduced sales of ethnic hair care products and brushes. As was the case last year, this decline was primarily the result of a reduction in the number of products carried by retailers and a continuing consolidation in the chain-drug store industry. This industry consolidation also increases the amount of discounting and promotional allowances large retailers demand of their suppliers, which diminishes the profit margins on brands supplied to those retailers. The Company has continued to respond to these discounting pressures in order to maintain as much market share as reasonably practicable without sacrificing the profitability of the Company. Sales performance of the "Stiff Stuff" line, a brand acquired from New Image Laboratories, Inc., had increased sales in 1999, which continued a trend from 1998.

     In the past, the gross profit margin, as well as gross profit, has generally increased as the Registrant's business mix shifted away from private labeling, or "contract" filling, to professional hair care products and retail hair and skin care brands, which generally afforded the Registrant a higher gross profit. As discussed above, the Company continues to experience a change in the sales mix and competitive pressures. With the acquisition of Morris-Flamingo, L.P. in 1998, the Company anticipates that its overall gross profit margins will continue to be lower than those experienced in the past, but should continue to increase. Overall, the Company presently expects gross profit to increase in the future, but not at the historical rates the Company has previously experienced.

     Selling, general and administrative expenses declined by $493,000, from $12,240,000 to $11,747,000 in 1999. This decrease is principally due to diligent controlling of overhead expenses and additional cost savings effected in the Morris Flamingo-Stephan division.

     Interest expense decreased slightly from $969,000 in 1998 to $944,000 in 1999 as a result of a decrease in outstanding debt, but was adversely impacted by a temporary increase in the interest rate charged to the Company as a result of the default on two of the covenants contained in its debt agreement, as explained more fully in Note 8 to the Company's consolidated financial statements.

     Other income includes the royalty payment of $160,000 from Color Me Beautiful in connection with the marketing of Frances Denney products, as well as a one-time royalty fee for $350,000 as discussed previously.

     Earnings per share for the year ended December 31, 1999 were $.47, an increase of $.32 per share over the $.15 in 1998. The average number of shares outstanding increased in 1999, from 4,535,649 to 4,567,439, despite the repurchase of 149,500 shares in 1999, due to the fact that the shares issued in the Morris Flamingo acquisition were outstanding for the entire year in 1999.

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

     Although net sales for Image products rose in 1998, they did not keep pace with the increases experienced in 1997. In late 1997 Stephan Distributing, Inc.'s net sales were, somewhat artificially, enhanced by a "sell-in", of the Image brand, as distributors restocked depleted inventories caused by New Image Laboratories' inability to maintain a consistent source of supply. In addition, the Company re-evaluated its international Image business and terminated certain distributorship agreements for non-payment. This had, in the short term, the effect of lowering Image's level of sales in 1998 while new distributors were evaluated and relationships established, but the Company believes this will ultimately enhance the long-term growth of the Image line. The Company has since replaced its South American distributor which it had terminated in 1998, and began selling in that region again in the first quarter of 1999. Both the Sorbie and Image lines are selling in a professional environment that is currently experiencing a consolidation of distributors, which might have a negative effect on the future sales and gross profit of the Company.

     The operating segment "Retail Personal Care Products" also experienced a decline in net sales as a whole. Net retail sales in 1998 were $10,473,000, as compared to $11,628,000 in 1997, with the most significant decline coming from some of the brands purchased from The Colgate-Palmolive Company. in December 1995. This, in the Company's opinion, was primarily the result of a reduction in the number of products carried by retailers and a continuing consolidation in the chain-drug industry. Retail Personal Care Products sales also includes certain brands which did outperform last year. Retailers have shown a renewed acceptance of "Stiff Stuff", a brand acquired from New Image Laboratories, Inc., which had increased sales in 1998, along with "Stretch Mark" and "Quinsana" products, and net sales of the Frances Denney line almost doubled over 1997 levels. In addition, commencing in the first quarter of 1999, a large national retailer began carrying a number of "Stiff Stuff" products, increasing the exposure of that product line.

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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Working capital was approximately $24,700,000 at December 31, 1999, an increase of $1,378,000 from December 31, 1998, due principally to more profitable operations. Cash and cash equivalents increased almost $4,000,000, to $12,079,000 when compared to the $8,082,000 on hand at
December 31, 1998.

     Overall, inventory has decreased more than $3,300,000 from December 31, 1998 as a result of more efficient inventory control, including more efficient purchasing practices and better utilization of goods and materials on hand, however, there is still a need for an increased level of chemicals, raw materials, components and packaging in order to ensure availability for production, as well as to maintain a higher level of finished goods inventory.

     During 1999, the Company repurchased almost 150,000 shares, at an aggregate cost of almost $615,000, with an average share price paid of $4.11. These shares were purchased under a plan adopted by the Board of Directors authorizing the repurchase of up to 1,000,000 shares of Common Stock. The Company will continue to evaluate market conditions to determine if additional share purchases are warranted.

     The Company is subject to various covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreement with Nationsbank, N.A. At December 31, 1998, the Company was not in compliance with the current maturity coverage and funded debt ratio covenants, but obtained a waiver from the lender. Under the terms of the waiver, the Company was subject to an additional 1% interest until the September 30, 1999, when the Company was in compliance with the original covenants.

     The Company continues to explore options with respect to new construction and modernization of its Tampa manufacturing plant. If the Company ultimately determines that construction of new facilities is the best policy to pursue, these improvements will either be funded from existing cash resources or new borrowings, depending upon available cash and current interest rates, and are presently projected to cost approximately $1,000,000.

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

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     The Company successfully completed its comprehensive assessment and conversion of its Information Technology (IT) systems in conjunction with the integration of the software and hardware currently in use and as expected, did not experience any material adverse effects on its business, products, results of operations or financial condition as a result of Y2K related issues. The Company will continue to monitor its own operations and computer systems as well as its trading partners, for potential Year 2000 related problems. However, the Company does not anticipate that it will discover any future Y2K problems that will have a material adverse effect on the business, products, operations or financial position of the Company. Expenditures related to Year 2000 issues were under $150,000 in 1999 and are not expected to be significant in 2000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                               PART III


     The information required by Part III Items 10-13 of Form 10-K are incorporated herein by reference from the Registrant's Proxy Statement for its 2000 annual meeting of stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year 1999.

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

      10.11    Acquisition Agreement dated as of May 23, 1997, between
New Image Laboratories, Inc., The Stephan Co. and Stephan Distributing, Inc., in connection with the acquisition of brands, included with the Form 10-Q for the period ended June 30, 1997, filed August 13, 1997, is incorporated herein by reference.

      10.12 Acquisition Agreement dated as of March 18, 1998, between Morris Flamingo-Stephan, Inc., The Stephan Co., Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A Shaheen, included with the Form 10-Q for the period ended June 30, 1998, filed May 15, 1998, is incorporated herein by reference.

          27.  Financial Data Schedule

  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1999 and 1998.

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.






DELOITTE & TOUCHE LLP
Certified Public Accountants




Miami, Florida
March 24, 2000










                    THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31,1999 AND 1998




                                ASSETS



                                              1999           1998
                                           ____________   ___________
 CURRENT ASSETS

  Cash and cash equivalents                $12,079,204    $ 8,081,762

  Cash on deposit with trustee                  31,018        270,684

  Accounts receivable                        4,371,833      4,680,170

  Inventories                               11,954,191     15,286,370

  Income taxes receivable                         -            83,888

  Prepaid expenses
  and other current assets                     291,010        219,897
                                            __________     __________

   TOTAL CURRENT ASSETS                     28,727,256     28,622,771


PROPERTY, PLANT AND EQUIPMENT, net           2,984,260      3,120,658

 INTANGIBLE ASSETS, net                     25,855,739     27,086,358

 OTHER ASSETS                                3,148,827      2,432,278
                                           ___________    ___________
     TOTAL ASSETS                          $60,716,082    $61,262,065
                                           ===========    ===========











             See notes to consolidated financial statements.




                     THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31,1999 AND 1998

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1999             1998
                                             ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                            $1,887,687       $3,126,756

 Note payable to bank                            400,000          400,000

 Current portion of
  long-term debt                               1,468,596        1,804,971

 Income taxes payable                            302,097             -
                                             ___________      ___________
   TOTAL CURRENT LIABILITIES                   4,058,380        5,331,727

DEFERRED INCOME TAXES, net                     1,442,950          554,017

LONG-TERM DEBT, less current
  maturities                                  10,418,320       11,718,169
                                             ___________      ___________
   TOTAL LIABILITIES                          15,919,650       17,603,913
                                             ___________      ___________

COMMITMENTS AND CONTINGENCIES (NOTES 2 and 11)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value;
   25,000,000 shares authorized;
   at December 31, 1999, 4,660,958
   issued and 4,576,358 outstanding;
   at December 31, 1998, 4,725,858
   issued and outstanding.                        46,610         47,259

  Additional paid in capital                  19,404,559     19,692,043
  Retained earnings                           27,023,560     25,270,413
                                             ___________    ___________
                                              46,474,729     45,009,715
  LESS: 125,000 CONTINGENTLY
   RETURNABLE SHARES                          (1,351,563)    (1,351,563)
   TREASURY STOCK (84,600 shares)               (326,734)          -
                                             ___________    ___________
  TOTAL STOCKHOLDERS' EQUITY                  44,796,432     43,658,152
                                             ___________    ___________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $60,716,082    $61,262,065
                                             ===========    ===========

              See notes to consolidated financial statements.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                               1999             1998             1997
                            ___________     ___________       __________


NET SALES                   $34,753,171     $35,816,190      $27,113,306

COST OF GOODS SOLD           19,566,466      22,129,603       10,192,411
                            ___________     ___________      ___________
GROSS PROFIT                 15,186,705      13,686,587       16,920,895

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES    11,747,107      12,239,694        9,110,001
                            ___________     ___________       __________

OPERATING INCOME              3,439,598       1,446,893        7,810,894

OTHER INCOME(EXPENSE)
 Interest income                427,804         373,968          402,940
 Interest expense              (943,856)       (968,630)        (641,654)
 Royalty income                 510,000         125,000          125,000
                             __________      __________       __________

INCOME BEFORE INCOME TAXES    3,433,546         977,231        7,697,180

INCOME TAXES                  1,304,647         318,837        2,656,171
                            ___________      __________       __________

NET INCOME                  $ 2,128,899      $  658,394      $ 5,041,009
                            ===========      ==========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE        $       .47      $      .15       $     1.20
                            ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       4,567,439       4,535,649        4,213,372
                            ===========     ===========      ===========










              See notes to consolidated financial statements.



                             THE STEPHAN CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

            Common Stock
        ____________________  Additional               Contingently
                              Paid in     Retained     Returnable    Treasury
         Shares  Par Value    Capital     Earnings       Stock        Stock
         _______  _________  ___________  ___________  ____________  _________
Balances,
Jan. 1,1997
       4,147,466 $ 41,475   $12,967,462  $20,278,736  $      -      $    -

Stock issued
for acqui-
sition   250,000   2,500      2,700,625        -             -           -

Contingently
returnable
stock      -          -            -           -       (1,351,563)       -

Stock issued
to Retire
debt     34,534      345        442,100        -             -           -

Treasury
stock
purchased  _          -            -           -             -       (130,610)

Treasury
stock retired
       (13,200)     (132)     (130,478)       -             -        130,610

Dividends
paid     -           -            -       (341,940)        -           -

Net income for
1997      -           -            -      5,041,009         -           -
      _________   ________   __________   __________   ___________  _________
Balances,
Dec. 31, 1997
    4,418,800     44,188    15,979,709   24,977,805   (1,351,563)       -

Stock issued for
acquisition
       307,058      3,071    3,712,334        -             -           -

Dividends
paid      -          -            -        (365,786)        -           -

Net income
for 1998  -          -            -         658,394         -           -
      _________  _________   __________   __________   __________   _________
Balances,
Dec. 31,1998
     4,725,858     47,259   19,692,043   25,270,413   (1,351,563)       -

Treasury
stock
purchased -          -            -            -            -       (614,867)

Treasury
stock
retired
       (64,900)      (649)    (287,484)        -            -        288,133

Dividends
paid      -          -            -        (375,752)        -           -

Net income
for 1999  -           -            -       2,128,899         -          -
      _________   ________  ___________  ___________  ___________   _________

Balances,
Dec. 31,1999
     4,660,958   $ 46,610  $19,404,559  $27,023,560  $(1,351,563)  $(326,734)
     =========   ========  ===========  ===========  ===========   =========














                     See notes to consolidated financial statements.


                      THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                        1999         1998        1997
                                     __________   __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                           $2,128,899  $   658,394   $5,041,009
                                     __________  ___________   __________

Adjustments to reconcile net income
 to net cash flows provided by
 operating activities:

   Depreciation                         508,362      407,482      338,326

   Amortization                       1,204,606    1,208,079    1,094,948

   Adjustment to goodwill                83,484      111,788      111,788

   Loss on disposal of property,
   plant and equipment                   16,076        4,463         -

   Deferred income taxes                888,933      285,851      (30,295)

   Provision for doubtful accounts       46,515      122,047      120,953

   Changes in operating assets
   and liabilities, net of effects
   of acquisitions:

     Accounts receivable                261,822    1,240,419     (750,621)

     Inventories                      3,332,179     (956,960)  (2,354,349)

     Prepaid expenses
      and other current assets          (71,113)     131,613       24,121

     Other assets                      (716,549)      93,670   (1,024,841)

     Accounts payable
      and accrued expenses           (1,361,248)  (1,044,566)  (1,385,587)

     Income taxes payable               385,985   (1,473,992)     925,511
                                      _________    _________    _________

     Total adjustments                4,579,052      129,894   (2,930,046)
                                      _________    _________    _________
Net cash flows provided
 by operating activities              6,707,951      788,288    2,110,963
                                      _________    _________    _________




                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                         1999        1998          1997
                                      __________  __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition           -           5,266         -

  Decrease(increase) in cash on
   deposit with trustee                 239,666      339,442     (610,126)

  Purchase of property, plant
   and equipment                       (388,040)    (684,932)    (562,659)

  Purchase of intangible assets         (57,471)     (85,291)    (409,823)
                                      _________     ________     ________
Net cash flows used in
 investing activities                  (205,845)    (425,515)  (1,582,608)
                                      _________     ________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (1,636,224) (12,428,762)  (1,841,907)

  Repayment of acquired debt               -      (1,877,937)        -

  Repayment of note payable
   to trustee                              -      (1,199,700)  (1,199,700)

  Proceeds from notes payable to bank      -      15,100,000    3,200,000

  Acquisition of treasury stock        (492,688)        -        (130,610)

  Dividends paid                       (375,752)    (365,786)    (341,940)

                                    ___________    _________    _________
Net cash flows used in
 financing activities                (2,504,664)    (772,185)    (314,157)
                                    ___________    _________    _________
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                    3,997,442     (409,412)     214,198

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 8,081,762    8,491,174    8,276,976
                                    ___________   __________   __________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $12,079,204   $8,081,762   $8,491,174
                                    ===========   ==========   ==========






                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Supplemental Disclosures of Cash Flow Information:


                                      1999          1998          1997
                                   __________    __________    __________

  Interest paid                    $  976,478    $  845,669    $  644,862
                                   ==========    ==========    ==========
  Income taxes paid                   333,814    $1,341,899    $1,760,955
                                   ==========    ==========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On December 29th and 30th, 1999, 32,600 shares of treasury stock were repurchased, totaling $122,179, and are omitted from the consolidated statements of cash flows because the settlement date was subsequent to December 31, 1999. In addition, the Company retired 64,900 shares of treasury stock acquired earlier in 1999.

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



                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

          NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards "SFAS" No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. As explained more fully in Note 10, the Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

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

          MAJOR CUSTOMERS: In 1999 and 1998, there were no sales to any single customer in excess of 10% of net sales. Sales to a major customer in excess of 10% of net sales for the year ended December 31, 1997 was $2,819,000. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a major customer could have an adverse effect on the Company.

          LONG-LIVED ASSETS:   SFAS No. 121, "Accounting for the Impairment
of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

          STOCK-BASED COMPENSATION: On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as an expense over the vesting period the

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 12 to the financial statements.

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

As of December 31, 1999, the 6.65% note payable to bank had a carrying value of $9,897,500 and a fair value of $9,467,000. There were no other significant differences as of December 31, 1999 and 1998 in the carrying value and fair market value of financial instruments.

          REVENUE RECOGNITION: Revenue is generally recognized when all significant contractual obligations have been satisfied, which involves the manufacture and/or delivery of goods, and collectability of the resulting account receivable is reasonably assured.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to a bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 1999 and 1998 were approximately $11,264,000 and $7,121,000, respectively.


          INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Capitalized direct labor and overhead costs charged to inventory for the years ended December 31, 1999 and 1998 were approximately $2,227,000 and $3,117,000, respectively. Capitalized direct labor and overhead costs included in inventory as of December 31, 1999 and 1998 were approximately $2,062,000 and $2,005,000, respectively.


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The Company has 506,625 outstanding stock options, of which 337,182 were exercisable. None of these options were included in the calculation of earnings per share because their inclusion would be antidilutive.

          NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" for financial statements for fiscal years beginning after June 15, 2000. This statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2.   SIGNIFICANT TRANSACTIONS

     On March 18, 1998, the Company entered into an Asset Purchase Agreement with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. Shouky A. Shaheen, for the acquisition of certain assets and liabilities (including payment of a note payable of approximately $1,880,000) in exchange for 307,058 shares of the Company's restricted (as provided for in Rule 144 of the Securities Act of 1933, as amended) common stock valued at $12.10 per share. Morris-Flamingo is a wholesaler of barber and beauty supplies, as well as a manufacturer of hairpins, scissors and beauty school cases. The transaction was recorded as a purchase and goodwill of approximately $2,545,000 was recorded.

     The Company also entered into a 3 year lease agreement with Shaheen & Co., Inc. for the existing office, warehouse and distribution facility occupied by Morris-Flamingo in Danville, Illinois, at an annual rental of approximately $210,000.

     In connection with the acquisition of several product lines from New Image Laboratories, Inc. ("Image") on June 26, 1997, the Company acquired certain accounts receivable, inventories, fixed assets and trademarks, and assumed certain outstanding trade and other liabilities of approximately $5,332,000. The liabilities acquired are subject to the terms of a liquidating trust agreement, and as provided for in the liquidating trust agreement, the Company delivered a non-interest bearing, unsecured note payable in the amount of $2,399,400, which was paid in two equal installments in December 1997 and February 1998. The rights of creditors to file claims against the Trust terminated on the first anniversary of the agreement, and all funds on deposit with respect to unfiled claims have been refunded to the Company and treated as a reduction of intangible assets. Management of the Company has reduced the value of the trademarks arising from the acquisition in accordance with the amount it believes will ultimately be refunded. As of December 31, 1999, the Trustee had on deposit funds approximating $31,000 for satisfaction of the remaining claims filed in accordance with the provisions of the liquidating trust agreement.

     The purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. Although the Company is currently involved in litigation with Image with respect to the shares held in escrow, the Company believes that based upon information available at December 31, 1999, the 125,000 shares held in escrow will be returned to the Company and, accordingly, reduced the value of trademarks and stockholders' equity to reflect this anticipated purchase price adjustment.

NOTE 3.   ACCOUNTS RECEIVABLE

     Accounts Receivable at December 31, 1999 and 1998 consisted of the following:
                                        1999            1998
                                     __________      ___________
Accounts Receivable:
      Trade                          $4,494,628  	   $ 4,845,656
      Other                               3,051            9,669
                                     __________      ___________
                                      4,497,679        4,855,325
Less: Allowance for
 doubtful accounts                     (125,846)        (175,155)
                                     __________      ___________
                                     $4,371,833      $ 4,680,170
                                     ==========      ===========
     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                   1999           1998          1997
                                 _________      _________     _________
Balance, beginning of year       $ 175,155      $  98,359     $  56,171
Provision for doubtful
 accounts, net of recoveries        46,515        122,047       120,953
Uncollectible accounts
 written off                       (95,824)       (45,251)      (78,765)
                                 _________      _________     _________
Balance, end of year             $ 125,846      $ 175,155     $  98,359
                                 =========      =========     =========
NOTE 4.   INVENTORIES

     Inventories at December 31, 1999 and 1998 consisted of the following:

                                     1999               1998
                                 ____________       ____________
  Raw materials                  $  2,490,406       $  4,042,217
  Packaging and components          4,187,055          4,375,596
  Work in progress                    938,698            959,057
  Finished goods                    7,257,713          7,848,046
                                 ____________       ____________

                                   14,873,872         17,224,916
  Less: Amount included
        in other assets            (2,919,681)        (1,938,546)
                                 ____________       ____________

                                 $ 11,954,191       $ 15,286,370
                                 ============       ============

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will be part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture. Included in other assets is inventory not anticipated to be utilized in one year.

NOTE 5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1999 and 1998 consisted of the following:
                                    1999                1998
                                 ___________        ____________

Land                             $   379,627        $    379,627
Buildings and improvements         2,071,337           1,979,823
Machinery and equipment            1,804,326           1,736,010
Furniture and office equipment       812,918             641,618
                                 ___________         ___________
                                   5,068,208           4,737,078
Less: accumulated depreciation    (2,083,948)         (1,616,420)
                                 ___________         ___________

                                 $ 2,984,260         $ 3,120,658
                                 ===========         ===========


NOTE 6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 and 1998 consisted of the following:
                                     1999               1998
                                 ___________        ___________
Goodwill-Williamsport
 Barber Supply                   $   510,674        $   510,674
Covenant not to compete-
 Williamsport Barber Supply          275,000            275,000
Goodwill-Stephan & Co.               278,054            278,054
Goodwill-Scientific
  Research Products, Inc.          1,976,446          1,976,446
Trademarks-Scientific Research     1,758,343          1,758,343
Trademarks-Frances Denney          4,442,455          4,442,455
Trademarks-Colgate/Mennen          9,548,070          9,548,070
Goodwill-Trevor Sorbie             5,622,130          5,622,130
Trademarks-Image/Modern            3,368,527          3,452,011
Goodwill-Morris Flamingo           2,544,831          2,544,831
Deferred Acquisition Costs           814,379            756,908
Other                                103,005            103,005
                                 ___________        ___________
                                  31,241,914         31,267,927

Less: accumulated amortization    (5,386,175)        (4,181,569)
                                 ___________        ___________
                                 $25,855,739        $27,086,358
                                 ===========        ===========








NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1999 and 1998 consisted of the following:

                                         1999                 1998
                                      ___________          ___________

Accounts payable                      $ 1,215,280          $ 2,273,765
Accrued marketing expenses                238,783              258,192
Accrued payroll and bonuses               255,689              257,341
Accrued property taxes                     46,945               92,671
Other accrued expenses                    130,990              244,787
                                      ___________          ___________
                                      $ 1,887,687          $ 3,126,756
                                      ===========          ===========

NOTE 8.   LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                               1999             1998
                                           ____________     ____________

6.65% unsecured note payable to bank,
 principal of $92,500 plus interest
 due monthly through November 30, 2005;
 final balloon payment of $3,330,000
 due November 30, 2005.                    $ 9,897,500       $11,100,000

Guaranteed minimum payments of $250,000
 due semi-annually to Colgate-Palmolive
 through January 31, 2004, discounted at
 an 8% rate; collateralized by a security
 interest in the brands acquired from
 Colgate-Palmolive, with a carrying
 value of approximately $8,275,000.          1,989,416         2,312,067

Other                                           -                111,073
                                           ___________       ___________
                                            11,886,916        13,523,140
Less: current portion                       (1,468,596)       (1,804,971)
                                           ___________       ___________
Long-term debt                             $10,418,320       $11,718,169
                                           ===========       ===========

     At December 31, 1999 the Company has a $400,000 note payable to a bank due January 8, 2001 with interest at 3/4% above the certificate of deposit rate (5.5% in 1999 and 1998) pledged as collateral against the note.

     The 6.65% note payable to bank has covenants with respect to current maturity coverage, funded debt to earnings (as defined) and minimum working capital. At December 31, 1999, the Company was in compliance with all covenants. At December 31, 1998, the Company was not in compliance with

NOTE 8.   LONG-TERM DEBT (Continued)

the current maturity coverage and funded debt to earnings covenants, but obtained a waiver from the lender. Under the terms of the waiver, the Company was subject to an additional 1% interest until September 30, 1999 when the Company was once again in compliance with the original covenants.

      At December 31, 1999, approximate maturities of long-term debt are $1,469,000 for 2000, $1,442,000 for 2001, $1,417,000 for 2002, $1,393,000
for 2003, $1,819,000 for 2004, and $4,347,000 for 2005.


NOTE 9.   INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:
                         1999              1998             1997
                    ___________        ___________      ___________
Current Tax:
 Federal              $ 375,139        $    28,165      $ 2,318,398
 State                   40,575              4,821          368,068
                    ___________        ___________      ___________

  Total Current         415,714             32,986        2,686,466
                    ___________        ___________      ___________
Deferred Tax:
 Federal                762,299            229,208          (26,425)
 State                  126,634             56,643           (3,870)
                    ___________        ___________      ___________

  Total Deferred        888,933            285,851          (30,295)
                    ___________        ___________      ___________
Total provision
 for income taxes   $ 1,304,647        $   318,837      $ 2,656,171
                    ===========        ===========      ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred tax liability in the accompanying balance sheets includes deferred tax assets and liabilities attributable to the following items:
                                           1999              1998
                                        ___________       ___________
   Accounts receivable allowances       $   (49,709)      $   (65,911)
   Inventories                              (73,733)         (569,221)
   Amortization of goodwill               1,972,561         1,572,394
   Charitable contribution
    carryforward                           (285,498)         (300,154)
   Accrued liabilities and other           (120,671)          (83,091)
                                        ___________       ___________

                                        $ 1,442,950       $   554,017
                                        ===========       ===========

NOTE 9.   INCOME TAXES (Continued)

     The provision for federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:

                                           1999        1998        1997
                                          _____        _____       _____
Amount computed on pretax income           35.0%       35.0%       35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                       3.2         4.2         3.4
 Charitable contributions of inventory     (2.6)      (13.2)       (2.8)
 Goodwill                                   2.1         7.3          -
 Benefit of graduated rates                (1.0)       (1.0)       (1.0)
 Other                                      1.3          .3         (.1)
                                          _____       _____       _____
 Total income tax                          38.0%       32.6%       34.5%
                                          =====       =====       =====

NOTE 10. SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail"), and Manufacturing. The Professional segment generally has as a customer base distributors who purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets who sell the product to the end user. The Manufacturing segment manufactures products for different subsidiaries of the Company, and manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:

                        NET SALES            INCOME BEFORE INCOME TAXES
                 ________________________    __________________________
                  1999     1998    1997        1999      1998     1997
                 _______________________     __________________________
Professional     $22,137 $21,511 $12,284     $ 1,304   $   505  $ 2,775
Retail             9,473  10,473  11,628       1,114       173    4,338
Manufacturing     12,962  14,116  13,048       1,996     1,234    1,479
                 _______ _______ _______     ________ ________ ________
   Total          44,572  46,100  36,960       4,414     1,912    8,592

Intercompany
  Manufacturing   (9,819)(10,284) (9,847)       (980)     (935)    (895)
                 _______ _______ _______     ________ ________ ________
   Consolidated  $34,753 $35,816 $27,113     $  3,434  $   977 $  7,697
                 ======= ======= =======     ======== ======== ========

NOTE 10. SEGMENT INFORMATION (Continued)



                    INTEREST INCOME              INTEREST EXPENSE
                 _______________________     __________________________
                   1999    1998    1997        1999     1998      1997
                 _______________________     __________________________
Professional     $  142  $  101  $   63      $  418   $  426     $  73
Retail              245     200     177         505      519       545
Manufacturing        41      73     163          21       24        24
                 ______  ______  ______      ______    ______   ______
   Total         $  428  $  374  $  403      $  944    $ 969    $  642
                 ======  ======  ======      ======    ======   ======



                     DEPRECIATION AND                   TOTAL
                       AMORTIZATION                     ASSETS
                 ______________________           _________________
                    1999   1998    1997              1999     1998
                 ______________________           _________________
Professional      $  727 $  686  $  542           $18,702   $16,977
Retail               908    851     847            25,501    24,910
Manufacturing         78     78      44            16,513    19,375
                 _______ _______ ______           _______   _______
   Total          $1,713 $1,615  $1,433           $60,716   $61,262
                 ======= ======= ======           =======   =======


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

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the normal course of business. It is the opinion of management that any such matters, at December 31, 1999, would not have a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company has entered into employment agreements with certain officers and employees. These agreements, which expire on various dates through June 2001, provide for incentive bonuses based on consolidated income before taxes, earnings per share, or earnings of a subsidiary. In the aggregate, such bonuses were approximately $30,000, $60,000 and $68,000 in 1999, 1998 and 1997, respectively, and are included in selling, general and administrative expenses.



NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

      Annual rental payments due under existing operating leases at December 31, 1999 are:

                         2000     $  453,600
                         2001        148,100
                         2002          1,800
                                  ----------
                                  $  603,500
                                  ==========

Annual rent expense for each of the last three years is as follows:

                         1999       $610,793
                         1998        616,445
                         1997        242,186

     Subsequent to the year ended December 31, 1998, the Company discovered that the method used to estimate interim inventory figures resulted in the use of incorrect inventory amounts and cost of sales in the financial information of the second and third quarters of 1998. This error was caused, in part, by the change in sales mix of the business as a result of the Morris Flamingo acquisition and a decline in the sales and historical gross profit margins of certain retail and professional brands. Subsequent to the Company's April 1, 1999 press release referencing the foregoing, the Company learned that it has been named in two lawsuits seeking to recover damages by shareholders who may have been adversely affected by these inaccurate interim financial statements. The Company has agreed to indemnify its officers and directors and believes it has meritorious defenses against these allegations. However, it is impossible to predict the outcome of any such matters as many unknown factors exist such as the likelihood of future claims, insurance limits, and the outcome of jury trial.

NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS

     1,000,000 shares of preferred stock, $0.01 par value are authorized; however, no shares have been issued.

     In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan and the 1990 Outside Directors Plan. The aggregate number of shares currently authorized pursuant to the Key Employee Plan, as adjusted for stock splits and a shareholder-approved increases in 1994 and 1997, is 870,000 shares. The number of shares and terms of each grant is determined by the Compensation Committee of the Board of Directors, in accordance with the 1990 Key Employee Plan, as amended.

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

NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS (Continued)

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and must be exercised within a maximum of 10 years from the date of grant. Stock option activity for 1999, 1998, and 1997 is set forth below:


                                  Key Employee           Outside
                                     Option      Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 1996..   279,300   $16.77     44,934   $15.42
Granted...........................    79,195    12.65     15,186    11.23
Canceled..........................  (104,800)   15.46     (9,562)   16.42
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1997..   253,695    16.03     50,558    13.97
Granted...........................   178,000    13.54     20,248    13.20
Canceled..........................      (500)   15.13     (3,000)   18.50
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1998..   431,195    15.95     67,806    13.54
Granted...........................    70,000    10.25     20,248     4.18
Canceled..........................   (70,500)   16.67    (11,124)   15.38
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1999..   430,695   $15.17     75,930   $11.05
                                   ==========  ======  ==========  ======

     The number of shares and average exercise price of options exercisable at December 31, 1999, 1998 and 1997 were 281,500 shares at $13.66, 174,000 shares at $15.00, and 104,500 shares at $16.43 for the 1990 Key Employee Stock Incentive Plan and 55,682 at $13.55, 46,558 at $14.13, and 34,372 at
$15.80 for the Outside Directors Plan, respectively. At December 31, 1999 and 1998, 338,055 shares and 337,555 shares, respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 75,945 shares and 85,069 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

     The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations for options granted in 1999, 1998 and 1997. However, pro forma disclosures of net earnings and earnings per share must be made as if SFAS No. 123 had been adopted. Had compensation costs for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the treatment prescribed by SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would be as follows:

NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS (Continued)

(Dollars in thousands, except per share data)

                                   1999         1998          1997
                               ___________   ___________   __________
    Net income:

        As reported              $ 2,129       $   658       $ 5,041
        Pro forma                $ 1,821          (203)      $ 4,586

     Earnings per share:

        As reported                 $.47       $   .15       $  1.20

        Pro forma                   $.40       $  (.04)      $  1.09

     The above pro forma effect only takes into consideration options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1999, 1998 and 1997 was $5.22, $11.12, and $7.37, respectively. The fair value of stock options granted in 1999, 1998 and 1997 was estimated using the Black-Scholes option-pricing model and included the following assumptions: a life expectancy of 5 to 10 years for 1999, 5 to 10 years for 1998, and 3 years for 1997, a risk-free interest rate of 6.0% for 1999, 5.0% for 1998, and 6.2% for 1997 and volatility of 62% for 1999, 47% for 1998, and 48% for 1997. Dividends of $.08 per share were used in the determination of the fair value of options granted for each of the years 1999, 1998 and 1997.

     The exercise price range of options outstanding and exercisable for both the Key Employee and Outside Directors plans, the weighted average contractual life remaining in years and the weighted average exercise price are as follows:
                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $ 4.00 - $ 9.99     20,248    4.50    $ 4.18        -        $  -
  $10.00 - $13.99    362,629    5.91    $12.59     283,434     $13.23
  $14.00 - $16.99    123,748    1.99    $15.22      53,748     $15.83
                   _________                     _________
                     506,625                       337,182
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



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   March 30, 2000


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   March 30, 2000




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: March 30, 2000                   Date: March 30, 2000


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: March 30, 2000                   Date: March 30, 2000



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: March 30, 2000                   Date: March 30, 2000




                                   24