Form 10-K/A
period 1999-12-31
STEPHAN CO
filed 2000-04-25
CIK 94056

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

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Purchased by the Company in April, 1994, Scientific Research Products Inc. of Delaware, a wholly owned subsidiary of the Registrant, was prior to such purchase, one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific Research Products accounted for 13.5% of the Registrant's consolidated revenues in 1999, with sales of approximately $4,700,000. In addition, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a company acquired by the Registrant in 1986. Sales by Foxy Products, Inc. for the year ended December 31, 1999 were not material. The majority of the sales of this division are included in the Retail business segment of the Company.

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

     Additionally, the Registrant provided the Trust, established pursuant to such liquidating trust agreement, with a standby letter of credit in the amount of $2,932,600. As indicated above, the purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. The Registrant is currently involved in litigation with New Image Laboratories regarding this purchase price adjustment. The Registrant believes that based upon information available to it at December 31, 1999, the 125,000 shares held in escrow and the subject of the aforementioned litigation will be returned to the Company. The value of trademarks recorded, approximating $3,369,000, is net of this anticipated purchase price adjustment.

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

  MORRIS FLAMINGO-STEPHAN, INC.

     On March 18, 1998, the Registrant and Morris Flamingo-Stephan, Inc. signed an Asset Purchase Agreement (the "Agreement") with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky
A. Shaheen, for the acquisition of certain assets and assumption of certain liabilities (including the immediate payment of a note payable to Fleet Capital Corporation of approximately $1,880,000) of Morris-Flamingo, L.P. in exchange for 307,058 shares of the Registrant's restricted common stock. The transaction was recorded as a purchase, and, based upon the net assets received, goodwill of approximately $2,545,000 was recorded.

     Morris-Flamingo, L.P. is a barber and beauty supply wholesaler, similar to the Registrant's subsidiary, Williamsport Barber and Beauty Corp., but markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Additionally, this division manufactures hairpins, scissors and beauty school cases. Sales for the period ending December 31, 1999 were approximately $11,199,000, representing 32.2% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

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


(b)     Holders

     As of March 30, 2000, the Registrant's Common Stock was held of record by approximately 350 holders. However, the Registrant's common stock is believed to be held beneficially by others through approximately 1,400 brokerage accounts ("street-name shareholders").

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


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

OVERVIEW

     In 1999, the Company increased net income over 220%, recording profits, after taxes, of $2,130,000, an increase of almost $1,470,000 over net income of approximately $660,000 achieved in 1998. This increase in net income was attained despite the fact that sales declined almost $1,100,000 due to an overall drop in the retail business segment, however, a decline in selling, general and administrative expenses, coupled with an increase in the gross profit margin offset the decline in sales. In addition, the Company received a one-time licensing fee of $350,000 in 1999 for the use of the "Image" trademark on certain fragrances marketed in a limited number of countries in which Image has trademark rights.
This fee was non-refundable and no future obligations exist with respect to the license granted.


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

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE
-------------------------------------

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
                                      _________    _________    _________




                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                         1999        1998          1997
                                      __________  __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition           -           5,266         -

  Decrease(increase) in cash on
   deposit with trustee                 239,666      339,442     (610,126)

  Purchase of property, plant
   and equipment                       (388,040)    (684,932)    (562,659)

  Purchase of intangible assets         (57,471)     (85,291)    (409,823)
                                      _________     ________     ________
Net cash flows used in
 investing activities                  (205,845)    (425,515)  (1,582,608)
                                      _________     ________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (1,636,224) (12,428,762)  (1,841,907)

  Repayment of acquired debt               -      (1,877,937)        -

  Repayment of note payable
   to trustee                              -      (1,199,700)  (1,199,700)

  Proceeds from notes payable to bank      -      15,100,000    3,200,000

  Acquisition of treasury stock        (492,688)        -        (130,610)

  Dividends paid                       (375,752)    (365,786)    (341,940)

                                    ___________    _________    _________
Net cash flows used in
 financing activities                (2,504,664)    (772,185)    (314,157)
                                    ___________    _________    _________
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS           3,997,442     (409,412)     214,198

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 8,081,762    8,491,174    8,276,976
                                    ___________   __________   __________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $12,079,204   $8,081,762   $8,491,174
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


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
                 ======  ======  ======      ======    ======   ======



                     DEPRECIATION AND                   TOTAL
                       AMORTIZATION                     ASSETS
                 ______________________           _________________
                    1999   1998    1997              1999     1998
                 ______________________           _________________
Professional      $  727 $  686  $  542           $18,702   $16,977
Retail               908    852     847            25,501    24,910
Manufacturing         78     78      44            16,513    19,375
                 _______ _______ ______           _______   _______
   Total          $1,713 $1,616  $1,433           $60,716   $61,262
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


                                  Key Employee           Outside
                                     Option      Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 1996..   279,300   $16.77     43,934   $15.42
Granted...........................    79,195    12.65     15,186    11.23
Canceled..........................  (104,800)   15.46     (9,562)   16.42
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1997..   253,695    16.03     49,558    13.97
Granted...........................   178,000    13.54     20,248    13.20
Canceled..........................      (500)   15.13     (3,000)   18.50
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1998..   431,195    15.95     66,806    13.54
Granted...........................    70,000    10.25     20,248     4.18
Canceled..........................   (70,500)   16.67    (11,124)   15.38
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1999..   430,695   $15.17     75,930   $11.05
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