Form 10-Q
period 2000-03-31
STEPHAN CO
filed 2000-05-15
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended March 31, 2000

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



         Shares of Common Stock outstanding as of May 15, 2000


                              4,554,757



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2000



                                    INDEX



                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2000 (unaudited) and December 31, 1999      4-5

           Unaudited Consolidated Statements of Operations
           for the Quarters Ended March 31, 2000 and 1999         6

           Unaudited Consolidated Statements of Cash Flows
           for the Quarters Ended March 31, 2000 and 1999        7-8

           Notes to Unaudited Consolidated Financial
           Statements                                            9-13

           ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations.                      14-15

           ITEM 3.  Quantitative and Qualitative
                    Disclosure About Market Risk                 15


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                            16

           ITEM 6.  Exhibits and Reports on Form 8-K             16


SIGNATURES                                                       17

                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               MARCH 31, 2000


        CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of The Stephan Co. and its subsidiaries to be materially different from any future results, performance, condition or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the final outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this Form 10-
Q. The Stephan Co. does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected or anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS



                                          March 31,          December 31,
                                            2000                 1999
                                         (UNAUDITED)
                                        ____________         ____________

CURRENT ASSETS

 Cash and cash equivalents              $ 12,288,189         $ 12,079,204

 Accounts receivable                       4,827,825            4,371,833

 Inventories                              12,100,958           11,954,191

 Prepaid expenses and other
  current assets                             345,618              291,010
                                        ____________         ____________

   TOTAL CURRENT ASSETS                   29,562,590           28,696,238

PROPERTY, PLANT AND EQUIPMENT, net         2,921,508            2,984,260

INTANGIBLE ASSETS, net                    25,569,160           25,855,739

OTHER ASSETS                               2,577,726            3,148,827
                                        ____________         ____________

   TOTAL ASSETS                         $ 60,630,984         $ 60,685,064
                                        ============         ============











          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,            December 31,
                                          2000                   1999
                                       (UNAUDITED)
                                       ___________           ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                    $  1,827,212           $  1,856,669

 Note payable to bank                      400,000                400,000

 Current portion of
  long-term debt                         1,441,541              1,468,596

 Income taxes payable                      170,016                302,097
                                      ____________           ____________

   TOTAL CURRENT LIABILITIES             3,838,769              4,027,362

DEFERRED INCOME TAXES                    1,504,513              1,442,950

LONG-TERM DEBT                          10,053,162             10,418,320
                                      ____________           ____________

   TOTAL LIABILITIES                    15,396,444             15,888,632
                                      ____________           ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value              45,674                 46,610
  Additional paid in capital            19,042,769             19,404,559
  Retained earnings                     27,497,660             27,023,560
                                      ____________           ____________
                                        46,586,103             46,474,729
  LESS: 125,000 CONTINGENTLY
    RETURNABLE SHARES                   (1,351,563)            (1,351,563)
    TREASURY STOCK (84,600 shares)            -                  (326,734)
                                      ____________           ____________
  TOTAL STOCKHOLDERS' EQUITY            45,234,540             44,796,432
                                      ____________           ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 60,630,984           $ 60,685,064
                                      ============           ============


          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                             ============================

                                                 2000             1999
                                             ___________      ___________

NET SALES                                    $ 8,202,562      $ 8,587,870

COST OF GOODS SOLD                             4,537,157        4,771,112
                                             ___________      ___________

GROSS PROFIT                                   3,665,405        3,816,758

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,724,662        2,998,336
                                             ___________     ____________

OPERATING INCOME                                 940,743          818,422

OTHER INCOME(EXPENSE)
  Interest income                                148,353           86,801
  Interest expense                              (226,452)        (204,606)
  Other                                           43,750           40,000
                                             ___________      ___________

INCOME BEFORE TAXES                              906,394          740,617

INCOME TAXES                                     340,947          273,060
                                             ___________      ___________

NET INCOME                                   $   565,447      $   467,557
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .13      $       .10
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,442,745        4,600,858
                                             ===========      ===========







          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended March 31,
                                             ============================

                                                 2000            1999
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                   $  565,447      $  467,557
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  132,941         124,672

   Amortization                                  295,800         294,448

   Deferred income taxes                          61,563          39,821

   Provision for doubtful accounts                 6,050          32,041

   Changes in operating assets and
   liabilities, net of effects of
   acquisitions:

     Accounts receivable                        (462,042)       (71,067)

     Inventory                                  (146,767)        733,861

     Income taxes receivable                        -             25,963

     Prepaid expenses
      and other current assets                   (54,608)        (38,563)

     Other assets                                571,101         212,508

     Accounts payable
      and accrued expenses                       (29,457)       (823,966)

     Income taxes payable                       (132,081)           -
                                             ___________     ___________

     Total adjustments                           242,500        (529,718)
                                             ___________     ___________
Net cash flows provided
 by operating activities                         807,947         997,275
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31,
                                             ============================

                                                 2000             1999
                                             ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (70,189)        (100,177)

 Other                                            (9,221)          13,646
                                             ___________      ___________
Net cash flows used in
 investing activities                            (79,410)         (86,531)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (392,213)        (363,858)

 Acquisition of treasury stock                   (35,992)            -

 Dividends paid                                  (91,347)         (94,517)
                                             ___________      ___________
Net cash flows (used in)/provided by
 financing activities                           (519,552)         458,375
                                             ___________      ___________
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                208,985          452,369

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          12,079,204        8,081,762
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $12,288,189      $ 8,534,131
                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:

          Interest Paid                      $   247,718      $   246,330
                                             ===========      ===========
          Income Taxes Paid                  $   685,000      $   317,440
                                             ===========      ===========

For the quarter ended March 31, 2000, 93,600 shares of treasury stock, with a cost of $362,726, were retired.

          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2000 AND 1999


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

                      THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2000 AND 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         REVENUE RECOGNITION: Revenue is generally recognized when all significant contractual obligations have been satisfied, which involves the manufacture and/or delivery of goods, and collectibility of the resulting account receivable is reasonably assured.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of March 31, 2000 and December 31, 1999 were approximately $11,479,000 and $11,264,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Inventories were as follows:
                                        March 31,          December 31,
                                          2000                 1999
                                      ____________         ____________
Raw Materials                         $  2,440,717         $  2,490,406
Packaging and components                 3,574,125            4,187,055
Work in progress                           826,322              938,698
Finished goods                           7,634,725            7,257,713
                                      ____________         ____________
                                      $ 14,475,889         $ 14,873,872
Less: Amount included in
      other assets                      (2,374,931)          (2,919,681)
                                      ____________         ____________

                                      $ 12,100,958         $ 11,954,191
                                      ============         ============

                        THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

                    THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,442,745 for the quarter ended March 31, 2000 and 4,600,858 for the quarter ended March 31, 1999. The assumed exercise of outstanding stock options would not be dilutive.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" for financial statements for fiscal years beginning after June 15, 2000. This statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has as a customer base distributors who purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets who sell products to end users. The Manufacturing segment manufactures products for different subsidiaries of the Company, and also manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated revenues. The following table, in thousands, summarizes Net Sales and Income Before Income Taxes by reportable segment:

                    THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2000 AND 1999



NOTE 2: SEGMENT INFORMATION (continued)


                                              INCOME BEFORE
                            NET SALES         INCOME TAXES
                         _______________     _______________

                          Quarter Ended       Quarter Ended
                            March 31,           March 31,
                           2000    1999       2000     1999
                         _______________     _______________
Professional             $ 5,237 $ 5,317     $  367   $ (153)
Retail                     2,263   2,455        324      770
Manufacturing              2,106   2,797        300      301
                         _______ _______     ______  _______
   Total                   9,606  10,569        991      918

Intercompany
  Manufacturing           (1,403) (1,981)       (85)    (177)
                         _______ _______     ______  _______
   Consolidated          $ 8,203 $ 8,588     $  906  $   741
                         ======= =======     ======  =======


NOTE 3:  COMMITMENTS AND CONTINGENCIES


     As more fully described in the Company's annual report as filed on Form 10-K for the year ended December 31, 1999, the Company, as well as certain of its officers, were named as defendants in a class action law suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleged, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. On March 30, 2000, the Court dismissed the class action lawsuit against the Company and named officers. The dismissal is subject to appeal and other courses of action. As such, the Company will continue to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations. However, it is not possible at this time to predict the outcome of any such appeal process.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     For the quarter ended March 31, 2000, net income increased almost $100,000 over the comparable first quarter of 1999, increasing to $565,000 from the $468,000 achieved in the prior year's first quarter. Net sales for the first quarter of 2000 decreased approximately 4%, declining to $8,203,000, compared to sales of $8,588,000 for the quarter ended March 31, 1999. This decrease was primarily due to a decline in the net sales of the Sorbie and Image Professional lines. These brands continue to experience a contraction of the distribution network as the trend in consolidation of distributors continues. Management, however, is attempting to offset this decline by getting better penetration of these lines through Morris Flamingo and Williamsport Barber and Beauty Supply ("Williamsport"). This also will have a tendency to improve the gross profit margins of these two divisions, as these lines traditionally carry a higher gross margin than the "hard goods" that have been their traditional business lines. Earnings per share increased from the $.10 achieved in the first quarter of 1999 to $.13 for the first quarter ended March 31, 2000. As a result of the Company's reacquisition of shares of common stock, the weighted average number of shares outstanding declined from 4,600,858 at March 31, 1999 to 4,442,745 at March 31, 2000.

      Overall, the gross profit margin increased to 44.7% for the quarter ended March 31, 2000 when compared to the 44.4% achieved in the first quarter of 1999. Gross profit decreased by approximately $150,000, to $3,665,000, for the first quarter of 2000 when compared to the first quarter of 1999 due to a decline in net sales. Efforts and initiatives to reduce costs of sales continue with periodic line reviews and evaluations of suppliers in an effort to keep production costs at a minimum, however, increases in the cost of componentry and transportation as a result of the protracted upward price pressure experienced with petroleum-based products will necessitate management to continue to emphasize the importance of cost reduction strategies.

     Selling, general and administrative expenses for the first quarter ended March 31, 2000 decreased by $273,000, to $2,725,000 when compared to last year's first quarter total of $2,998,000, due, in part, to a reduction in payroll and rental expenses. Interest expense, net of interest income, for the quarter ended March 31, 2000 decreased almost $40,000 when compared to the quarter ended March 31, 1999. This decline was due to a combination of factors, including more invested cash, higher interest rates and less debt outstanding.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased slightly more than $200,000, to $12,288,000 as of March 31, 2000, when compared to December 31, 1999. Accounts receivable increased over $462,000 due to an increase in sales in the latter part of the first quarter. Inventory remained relatively level, at $12,101,000 at March 31, 2000 when compared to inventory at December 31, 1999.

     Total current assets at March 31, 2000 were $29,563,000 compared to $28,696,000 at December 31, 1999. Working capital increased approximately $1,055,000 when compared to December 31, 1999. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with a bank. At March 31, 2000, the Company was in compliance with all covenants.


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

                      THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2000 AND 1999



                         PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


     On March 30, 2000, the United States District Court for the Southern District of Florida dismissed the class action lawsuit against the Company and named officers. As more fully described in the Company's annual report as filed on Form 10-K for the year ended December 31, 1999, the Company, as well as certain of its officers, were named as defendants in this class action law suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleged, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. The dismissal is subject to appeal and other courses of action. As such, the Company will continue to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations. However, it is not possible at this time to predict the outcome of any such appeal process.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 15, 2000




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
May 15, 2000