Form 10-Q
period 2000-06-30
STEPHAN CO
filed 2000-08-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



                For the Quarterly Period Ended June 30, 2000

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



         Approximate number of shares of Common Stock outstanding
                        as of July 31, 2000:


                              4,538,857



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2000


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2000 (unaudited) and December 31, 1999       4-5

           Unaudited Consolidated Statements of Operations
           for the six months ended June 30, 2000 and 1999        6

           Unaudited Consolidated Statements of Operations
           for the three months ended June 30, 2000 and 1999      7

           Unaudited Consolidated Statements of Cash Flows
           for the six months ended June 30, 2000 and 1999       8-9

           Notes to Unaudited Consolidated Financial
           Statements                                           10-13

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    14-16

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                16


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             17

           ITEM 6.  Exhibits and Reports on Form 8-K              17


SIGNATURES                                                        18

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2000


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance, condition or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the final outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this Form 10-
Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected or anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                   ASSETS




                                                June 30,     December 31,
                                                 2000            1999
                                              (UNAUDITED)
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                   $ 13,483,269    $ 12,079,204

 Accounts receivable                            4,944,301       4,371,833

 Inventories                                   11,860,138      11,954,191

 Prepaid expenses and other
  current assets                                  280,894         291,010
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        30,568,602      28,696,238

PROPERTY, PLANT AND EQUIPMENT, net              2,821,433       2,984,260

INTANGIBLE ASSETS, net                         25,291,549      25,855,739

OTHER ASSETS                                    2,445,475       3,148,827
                                             ____________    ____________

   TOTAL ASSETS                              $ 61,127,059    $ 60,685,064
                                             ============    ============











          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,       December 31,
                                               2000              1999
                                            (UNAUDITED)
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,102,303      $  1,856,669

 Note payable to bank                           400,000           400,000

 Current portion of
  long-term debt                              1,532,269         1,468,596

 Income taxes payable                           163,386           302,097
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,197,958         4,027,362

DEFERRED INCOME TAXES                         1,565,508         1,442,950

LONG-TERM DEBT                                9,720,221        10,418,320
                                           ____________      ____________

   TOTAL LIABILITIES                         15,483,687        15,888,632
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   45,415            46,610
  Additional paid in capital                 18,935,883        19,404,559
  Retained earnings                          28,025,878        27,023,560
                                           ____________      ____________
                                             47,007,176        46,474,729
  LESS:125,000 CONTINGENTLY
       RETURNABLE SHARES                     (1,351,563)       (1,351,563)
       TREASURY STOCK (2,600 shares at
       June 30, 2000 and 84,600 shares
       at December 31, 1999)                    (12,241)         (326,734)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 45,643,372        44,796,432
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 61,127,059      $ 60,685,064
                                           ============      ============

          See notes to unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Six Months Ended June 30,
                                             ===========================

                                                 2000             1999
                                             ___________      ___________

NET SALES                                    $16,384,425      $17,692,653

COST OF GOODS SOLD                             8,929,341        9,537,348
                                             ___________      ___________

GROSS PROFIT                                   7,455,084        8,155,305

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      5,523,907        6,187,767
                                             ___________     ____________

OPERATING INCOME                               1,931,177        1,967,538

OTHER INCOME(EXPENSE)
  Interest income                                327,548          189,456
  Interest expense                              (438,910)        (434,025)
  Other                                           87,500          430,000
                                             ___________      ___________

INCOME BEFORE TAXES                            1,907,315        2,152,969

INCOME TAXES                                     722,303          809,026
                                             ___________      ___________

NET INCOME                                   $ 1,185,012      $ 1,343,943
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .27      $       .29
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,435,159        4,597,516
                                             ===========      ===========






          See notes to unaudited Consolidated Financial Statements

                    THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended June 30,
                                             ===========================

                                                 2000             1999
                                             ___________      ___________

NET SALES                                    $ 8,181,863      $ 9,104,783

COST OF GOODS SOLD                             4,392,184        4,766,236
                                             ___________      ___________

GROSS PROFIT                                   3,789,679        4,338,547

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,799,245        3,189,431
                                             ___________     ____________

OPERATING INCOME                                 990,434        1,149,116

OTHER INCOME(EXPENSE)
  Interest income                                179,195          102,655
  Interest expense                              (212,458)        (229,419)
  Other                                           43,750          390,000
                                             ___________      ___________

INCOME BEFORE TAXES                            1,000,921        1,412,352

INCOME TAXES                                     381,356          535,966
                                             ___________      ___________

NET INCOME                                   $   619,565      $   876,386
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .14      $       .19
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,427,572        4,594,175
                                             ===========      ===========






          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
                                              ==========================

                                                 2000            1999
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,185,012     $ 1,343,943
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  265,000         253,096

   Amortization                                  593,040         599,540

   Deferred income taxes                         122,558         130,879

   Provision for doubtful accounts                75,797          70,407

   Changes in operating assets and
   liabilities, net of effects of
   acquisitions:

     Accounts receivable                        (648,265)       (184,956)

     Inventory                                    94,053         511,814

     Income taxes receivable                        -             83,888

     Prepaid expenses
      and other current assets                    10,116         (63,363)

     Other assets                                703,352         515,391

     Accounts payable and
      accrued expenses                           245,634        (536,616)

     Income taxes payable                       (138,711)        317,903
                                             ___________     ___________

     Total adjustments                         1,322,574       1,697,983
                                             ___________     ___________
Net cash flows provided
 by operating activities                       2,507,586       3,041,926
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Six Months Ended June 30,
                                             ===========================

                                                 2000             1999
                                             ___________      ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                 (102,173)        (156,395)

 Other                                           (28,850)           9,071
                                              ___________      ___________

Net cash flows used in
 investing activities                           (131,023)        (147,324)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (634,426)        (930,246)

 Acquisition of treasury stock                  (155,378)        (118,773)

 Dividends paid                                 (182,694)        (189,034)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (972,498)      (1,238,053)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                              1,404,065        1,656,549

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          12,079,204        8,081,762
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $13,483,269      $ 9,738,311
                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:

          Interest Paid                      $   422,425      $   541,311
                                             ===========      ===========
          Income Taxes Paid                  $ 1,043,000      $   317,440
                                             ===========      ===========

For the six months ended June 30, 2000, 119,500 shares of treasury stock, with a repurchase cost of $469,871, were retired.

          See notes to unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2000 AND 1999


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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has allocated substantially all of its business into three segments, which are professional hair care products and distribution, retail personal care products and manufacturing.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of June 30, 2000 and December 31, 1999 were approximately $12,005,000 and $11,264,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                         THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTERS ENDED JUNE 30, 2000 AND 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES (Continued)

Inventories were as follows:
                                         June 30,          December 31,
                                          2000                 1999
                                      ____________         ____________
Raw materials                         $  2,684,091         $  2,490,406
Packaging and components                 3,443,334            4,187,055
Work in progress                           844,064              938,698
Finished goods                           7,155,533            7,257,713
                                      ____________         ____________
                                      $ 14,127,022         $ 14,873,872
Less: Amount included in
      other assets                      (2,266,884)          (2,919,681)
                                      ____________         ____________

                                      $ 11,860,138         $ 11,954,191
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,435,159 for the six months ended June 30, 2000 and 4,597,516 for the six months ended June 30, 1999. The weighted average number of shares outstanding was 4,427,572 for the quarter ended June 30, 2000 and 4,594,175 for the quarter ended June 30, 1999. The assumed exercise of outstanding stock options would not be dilutive.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED JUNE 30, 2000 AND 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" for financial statements for fiscal years beginning after June 15, 2000. These statements are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated revenues. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:

                                 NET SALES           NET SALES
                              _______________     _______________
                                  Six Months         Three Months
                               Ended June 30,      Ended June 30,
                                2000    1999        2000     1999
            			               _______________     _______________
Professional                  $10,348 $10,775     $ 5,110 $ 5,459
Retail                          4,559   5,172       2,297   2,727
Manufacturing                   4,458   6,621       2,353   3,824
                              _______ _______     _______ _______
   Total                       19,365  22,568       9,760  12,010

Intercompany
  Manufacturing                (2,981) (4,875)     (1,578) (2,905)
                              _______ _______     _______ _______
   Consolidated               $16,384 $17,693     $ 8,182 $ 9,105
                              ======= =======     ======= =======

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED JUNE 30, 2000 AND 1999


NOTE 2: SEGMENT INFORMATION (continued)



                               INCOME BEFORE       INCOME BEFORE
                               INCOME TAXES        INCOME TAXES
                              _______________     _______________

                                 Six Months         Three Months
                               Ended June 30,      Ended June 30,
                                2000    1999        2000     1999
            			               _______________     _______________
Professional                  $   947 $   835     $  580   $  545
Retail                            481     677        157      351
Manufacturing                     479     641        264      516
                              _______ _______     ______  _______

   Consolidated               $ 1,907 $ 2,153     $1,001  $ 1,412
                              ======= =======     ======  =======


NOTE 3:  COMMITMENTS AND CONTINGENCIES


     As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company, as well as certain of its officers, were named as defendants in a class action law suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleges, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. On March 30, 2000, the Court dismissed the class action lawsuit against the Company and named officers. Upon plaintiffs' motion for reconsideration the Court reviewed the case and allowed the plaintiffs to file an amended complaint in July, 2000. The Company will continue to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations. It is not possible to predict the ultimate outcome of the case.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Income from operations of $1,931,000 for the six months ended June 30, 2000 was comparable to the $1,968,000 achieved in the six months ended June 30, 1999, despite a decline in net sales. In the second quarter and six months ended June 30, 1999, net income and earnings per share were enhanced by the payment of a one-time, $350,000 ($.05 per share) trademark license fee. As a result of the foregoing, net income for the six months ended June 30, 2000 was $1,185,000, compared to $1,344,000 achieved for the six months ended June 30, 1999. Basic earnings per share was $0.27 for the six months ended June 30, 2000, compared to $.29 for the six months ended June 30, 1999.

     For the six months ended June 30, 2000, net sales were $16,384,000, compared to $17,693,000 achieved in the first six months of 1999. The overall sales decline referenced above was primarily due to continued consolidation in the Retail and Professional segments of the Company and related Manufacturing sales. However, due to the cross-marketing of the Company's high margin "wet goods", the Professional segment's distribution sales through the Morris-Flamingo and Williamsport catalogs have increased in the second quarter and six month periods.

     As a result of the decline in sales, gross profit for the six months ended June 30, 2000, was $7,455,000, compared to the gross profit of $8,155,000 achieved for the corresponding six month period in 1999. For the quarter ended June 30, 2000, gross profit declined $549,000 to $3,790,000 when compared to the comparable three month period in 1999. This decline was primarily a result of the change in the sales mix of the Company, due to, among other things, the Morris-Flamingo acquisition. However, the Company is optimistic that gross profit will increase in the future. Nevertheless, the current sales mix will not allow the Company to return to its pre-Morris Flamingo gross profit margin in the near future.

     Selling, general and administrative expenses for the six months ended June 30, 2000 decreased by $664,000, to $5,524,000, when compared to last year's corresponding six month period total of $6,188,000. The Company was able to implement significant reductions in selling expenses such as freight out and commissions, while also reducing professional fees and overall office expenses. This 11% decline helped keep income from operations for the six months ended June 30, 2000 fairly level with the corresponding period in 1999, despite the significant decline in sales for

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


the six month period ended June 30, 2000.

     Net income for the quarter ended June 30, 2000 was $620,000, compared to $876,000 achieved in the second quarter of 1999. Basic earnings per share for the second quarter of 2000 was $.14, compared to the $.19 achieved for the corresponding quarter in 1999. As previously indicated, net income was favorably impacted for the three and six month periods ended June 30, 1999 by a one-time license fee in the amount of $350,000 for the use of the Image trademark on certain fragrances marketed in all countries in which Image has trademark rights. This license agreement had the effect of increasing basic earnings per share by approximately $.05, net of taxes, for both the three and six month periods in 1999. Other income includes a $43,750 royalty fee, received in both the first and second quarters of 2000, from the licensing of Frances Denney products. This minimum fee increased in 2000 from the $40,000 fee received in each quarter of 1999.

     Net sales for the quarter ended June 30, 2000 were $8,182,000 compared to the $9,105,000 achieved in the comparable second quarter of 1999. This 10% decline in sales, amounting to $923,000, was due to the reasons indicated above relative to the sales decline for the six months ended June 30, 2000.

     For the quarter ended June 30, 2000, selling, general and admin-istrative expenses decreased $390,000, a 12% decrease over the corresponding second quarter of 1999. This decline, as indicated above, was the result of cost savings in connection with selling expenses such as freight out and commissions, in addition to a reduction in professional fees and overall office expenses. While the Company is continuing its efforts to control these expenses, there can be no assurances that these expenses will decline in the future, especially in light of the class action litigation mentioned in Item 1 and Note 3 herein.

     Interest income for the six months ended June 30, 2000 increased $138,000 over the corresponding six months in 1999 as a result of having more cash invested and an increase in the interest rates the Company was receiving on its investments. For these same reasons, interest income for the second quarter of 2000 showed an increase of $77,000 when compared to the quarter ended June 30, 1999. Interest expense for the six months ended June 30, 2000 increased approximately $5,000 from the corresponding period in 1999. For the three months ended June 30, 2000, interest expense decreased almost $17,000 from the three month period ended June 30, 1999.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


LIQUIDITY & CAPITAL RESOURCES


     Cash and cash equivalents increased $1,404,000 from December 31, 1999, to $13,483,000 at June 30, 2000, despite spending $470,000 to repurchase 119,500 shares of the Company's outstanding common stock. Accounts receivable increased approximately $650,000 due to an increase in private label manufacturing by Old 97 Company in the latter part of June, 2000. Inventory was relatively constant, decreasing by just under $100,000 from the amount of inventory on hand at December 31, 1999, to $11,860,000 at June 30, 2000.

     Total current assets at June 30, 2000 were $30,569,000 compared to $28,696,000 at December 31, 1999. Working capital increased $1,702,000 when compared to December 31, 1999. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under a loan agreement with a bank. At June 30, 2000, the Company was in compliance with such covenants.

     The Company continues to evaluate various acquisition targets that may ultimately require the use of existing cash resources.


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

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         JUNE 30, 2000 AND 1999



                         PART II.  OTHER INFORMATION



 ITEM 1.  LEGAL PROCEEDINGS


     Upon a motion for reconsideration filed by the plaintiffs, the United States District Court for the Southern District of Florida reopened a class action securities lawsuit filed against the Company and named officers and permitted the plaintiffs to file an amended complaint. The Court had dismissed the action on March 30, 2000. As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company, as well as certain of its officers, were named as defendants in this class action law suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleges, among other things, certain violations of Federal securities laws and seeks an unspecified amount of damages. The Company is indemnifying its officers in respect of this matter and believes it has meritorious defenses against these allegations. However, it is not possible to predict the ultimate outcome of the case.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 14, 2000




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
August 14, 2000