Form 10-Q
period 2000-09-30
STEPHAN CO
filed 2000-12-14
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended September 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X*     NO

* Other than with respect to this Form 10-Q

                (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Approximate number of shares of Common Stock outstanding
                        as of November 30, 2000:


                              4,410,277



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2000



                                    INDEX


                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Consolidated Balance Sheets as of
           Sept. 30, 2000 and December 31, 1999                  4-5

           Unaudited Consolidated Statements of Operations
           for the nine months ended Sept. 30, 2000 and 1999      6

           Unaudited Consolidated Statements of Operations
           for the three months ended Sept. 30, 2000 and 1999     7

           Unaudited Consolidated Statements of Cash Flows
           for the nine months ended Sept. 30, 2000 and 1999     8-10

           Notes to Unaudited Consolidated Financial
           Statements                                           11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    16-18

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                18


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             19

           ITEM 4.  Submission of matters to a vote of
                    Security Holders                            19-20

           ITEM 5.  Other Information                             20

           ITEM 6.  Exhibits and Reports on Form 8-K              20


SIGNATURES                                                        21

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 2000


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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the final outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation and in any future litigations; the ultimate determination of certain billing irregularities uncovered by the Company and the related outcome of a Company initiated investigation into such billing irregularities, as well as other factors or events referenced in this Form 10-Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected or anticipated herein.

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING INTERIM FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS AS REQUIRED BY RULE 10-01(d) OF
                         REGULATION S-X (SEE NOTE 1)



                       THE STEPHAN CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                             September 30,   December 31,
                                                 2000            1999
                                                            (RESTATED and
                                              (UNAUDITED)     UNAUDITED)
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                   $ 13,027,736    $ 12,079,204

 Accounts receivable                            3,242,402       3,082,458

 Inventories                                   11,703,771      11,954,191

 Prepaid income taxes                             537,834         136,637

 Prepaid expenses and other
  current assets                                  405,883         291,010
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        28,917,626      27,543,500

PROPERTY, PLANT AND EQUIPMENT, net              2,842,188       2,984,260

INTANGIBLE ASSETS, net                         25,033,453      25,855,739

OTHER ASSETS                                    2,256,674       3,148,827
                                             ____________    ____________

   TOTAL ASSETS                              $ 59,049,941    $ 59,532,326
                                             ============    ============




          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,     December 31,
                                               2000              1999
                                                            (RESTATED and
                                            (UNAUDITED)       UNAUDITED)
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,095,454      $  1,856,669

 Note payable to bank                           400,000           400,000

 Current portion of
  long-term debt                              1,260,783         1,468,596
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,756,237         3,725,265

DEFERRED INCOME TAXES                         1,484,948         1,442,950

LONG-TERM DEBT                                9,687,963        10,418,320
                                           ____________      ____________

   TOTAL LIABILITIES                         14,929,148        15,586,535
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,306            46,610
  Additional paid in capital                 18,491,585        19,404,559
  Retained earnings                          27,005,213        26,172,919
                                           ____________      ____________
                                             45,541,104        45,624,088
  LESS:125,000 CONTINGENTLY
       RETURNABLE SHARES                     (1,351,563)       (1,351,563)
       TREASURY STOCK (18,380 shares at
       September 30, 2000 and 84,600
       shares at December 31, 1999)             (68,748)         (326,734)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 44,120,793        43,945,791
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 59,049,941      $ 59,532,326
                                           ============      ============



          See notes to unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Nine Months Ended
                                                    September 30,
                                             ___________________________

                                                 2000             1999
                                                               (RESTATED)
                                             ___________      ___________

NET SALES                                    $23,964,189      $26,547,208

COST OF GOODS SOLD                            13,726,817       14,671,898
                                             ___________      ___________

GROSS PROFIT                                  10,237,372       11,875,310

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      8,446,863        9,183,847
                                             ___________     ____________

OPERATING INCOME                               1,790,509        2,691,463

OTHER INCOME(EXPENSE)
  Interest income                                508,199          308,247
  Interest expense                              (648,486)        (698,509)
  Other                                          131,250          470,000
                                             ___________      ___________

INCOME BEFORE TAXES                            1,781,472        2,771,201

INCOME TAXES                                     675,706        1,059,704
                                             ___________      ___________

NET INCOME                                   $ 1,105,766      $ 1,711,497
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .25      $       .37
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,418,128        4,581,345
                                             ===========      ===========





          See notes to unaudited Consolidated Financial Statements

                    THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended
                                                     September 30,
                                             ____________________________

                                                 2000             1999
                                             ___________      ___________

NET SALES                                    $ 7,579,764      $ 9,195,244

COST OF GOODS SOLD                             4,797,476        5,134,550
                                             ___________      ___________

GROSS PROFIT                                   2,782,288        4,060,694

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,922,956        2,996,080
                                             ___________     ____________

OPERATING INCOME                                (140,668)       1,064,614

OTHER INCOME(EXPENSE)
  Interest income                                180,651          118,791
  Interest expense                              (209,576)        (264,484)
  Other                                           43,750           40,000
                                             ___________      ___________

(LOSS)/INCOME BEFORE TAXES                      (125,843)         958,921

INCOME TAXES                                     (46,596)         380,140
                                             ___________      ___________

NET (LOSS)/INCOME                            $   (79,247)     $   578,781
                                             ===========      ===========

BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE  $      (.02)     $       .13
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,384,065        4,549,003
                                             ===========      ===========






          See notes to unaudited Consolidated Financial Statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Nine Months Ended September 30,
                                           _______________________________

                                                 2000            1999
                                                              (RESTATED)
                                              __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,105,766     $ 1,711,497
                                              __________      __________

 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  318,229         375,795

   Amortization                                  968,982         893,033

   Deferred income taxes                          41,998         244,117

   Provision for doubtful accounts               174,684         119,640

   Changes in operating assets and
   liabilities, net of effects of
   acquisitions:

     Accounts receivable                        (433,969)       (104,033)

     Inventories                                 250,420       1,119,133

     Prepaid income taxes                       (401,197)        535,073

     Prepaid expenses
      and other current assets                  (114,873)       (126,282)

     Other assets                                892,153         415,761

     Accounts payable and
      accrued expenses                           238,785        (206,338)
                                             ___________     ___________

     Total adjustments                         1,935,212       3,265,899
                                             ___________     ___________
Net cash flows provided
 by operating activities                       3,040,978       4,977,396
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Nine Months Ended September 30,
                                           _______________________________

                                                 2000             1999
                                                               (RESTATED)
                                             ___________      ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (76,817)        (286,151)

 Purchase of intangible assets                  (146,696)            -

 Other                                              -              46,330
                                              ___________      ___________

Net cash flows used in
 investing activities                           (223,513)        (239,821)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (938,170)      (1,347,041)

 Acquisition of treasury stock                  (657,292)        (268,134)

 Dividends paid                                 (273,471)        (283,551)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,868,933)      (1,898,726)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                                948,532        2,838,849

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          12,079,204        8,081,762
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $13,027,736      $10,920,611
                                             ===========      ===========




          See notes to unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000







Supplemental Disclosures of Cash Flow Information:



          Interest Paid                      $   604,688      $   798,829
                                             ===========      ===========


          Income Taxes Paid                  $ 1,350,500      $   317,440
                                             ===========      ===========



     For the nine months ended September 30, 2000, 230,400 shares of common stock, with a repurchase cost of $915,280, were retired.

     For the nine months ended September 30, 2000, equipment costing $99,340 was purchased from a customer and the purchase price was applied against an outstanding account receivable.






















          See notes to unaudited Consolidated Financial Statements

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of the Company's financial position and results of operations are reflected in the interim financial statements.

     On November 9, 2000, the Company became aware of certain billing irregularities involving an employee of a subsidiary of the Company, who has since resigned. Preliminary results of a Company initiated investigation indicate that overbillings to one private label customer of approximately $341,000 may have occurred in the first quarter of 1999, and approximately $950,000 may have occurred in periods prior to 1999. The net effect of any overbillings for the nine months ended September 30, 2000 is, at this time, considered to be insignificant by management. The Company, however, has not concluded its investigation and has not filed any amended or restated statements with the Securities and Exchange Commission ("SEC") in respect of such periods. Based upon the preliminary results of the internal investigation, the Company has restated its balance sheet as of December 31, 1999 and the unaudited Statement of Operations for the nine months ended September 30, 1999 in this Form 10-Q to record a write off of the estimated effects of the overbilling, as indicated by the table below:

                                                Year ended
                                             December 31, 1999
                                        _________________________
                                                    As Previously
                                        As Restated   Reported
                                        _________________________

     Accounts receivable                $ 3,082,458  $ 4,371,833
     Income taxes receivable/(payable)      136,637     (302,097)
     Retained earnings                   26,172,919   27,023,560

                                             Nine months ended
                                             September 30, 1999
                                        _________________________
                                                    As Previously
                                        As Restated   Reported
                                        _________________________

     Net sales                          $26,547,208  $26,887,897
     Income before taxes                  2,771,201    3,111,890
     Income taxes                         1,059,704    1,189,166
     Net income                           1,711,497    1,922,724
     Basic and diluted
      earnings per share                    $.37         $.42

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     The investigation of the circumstances surrounding the aforesaid overbillings is presently in process, and as indicated by the results of the preliminary work performed to date, nothing has come to management's attention that would indicate that there was any personal gain by the employee or any misappropriated assets of the Company. Upon completion of the investigation, the Company will refile and/or amend, as necessary, financial information previously filed with the SEC, including this Form 10-Q.

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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has allocated substantially all of its business into three segments, professional hair care products and distribution, retail personal care products and manufacturing.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a

                         THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

$400,000 note payable to a bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of September 30, 2000 and December 31, 1999 were approximately $12,500,000 and $11,264,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                      September 30,        December 31,
                                          2000                 1999
                                      ____________         ____________
Raw materials                         $  2,763,684         $  2,490,406
Packaging and components                 3,822,671            4,187,055
Work in progress                           839,203              938,698
Finished goods                           6,382,066            7,257,713
                                      ____________         ____________
                                        13,807,624           14,873,872
Less: Amount included in
      other assets                      (2,103,853)          (2,919,681)
                                      ____________         ____________

                                      $ 11,703,771         $ 11,954,191
                                      ============         ============

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the actual bottles or containers (plastic or glass), jars, caps, pumps and similar materials that are part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture.

     Included in other assets are raw materials, packaging and components inventory not anticipated to be utilized in less than one year.

         BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE:  Basic and diluted
(loss)/earnings per share are computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,418,128 for the nine months ended September 30, 2000 and 4,581,345 for the nine months ended September 30, 1999. The weighted average number of shares outstanding was 4,384,065 for the quarter ended September 30, 2000 and 4,549,003 for the quarter ended September 30, 1999. The assumed exercise of outstanding stock options would not be dilutive.

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" for financial statements for fiscal years beginning after June 15, 2000. These statements are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.


NOTE 2: SEGMENT INFORMATION


     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has as a customer base distributors which purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets that sell products to end users. The Manufacturing segment manufactures products for different subsidiaries of the Company, and also manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated revenues. (Loss)/Income Before Income Taxes as shown in the table below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and (Loss)/Income Before Income Taxes by reportable segment:

                       THE STEPHAN CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 2: SEGMENT INFORMATION (continued)

                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months        Three Months
                              Ended Sept. 30,     Ended Sept. 30,
                                2000   1999         2000    1999
            			               _______(RESTATED)  ________________
Professional                  $16,029 $17,021     $ 5,675 $ 6,248
Retail                          6,297   7,416       1,747   2,241
Manufacturing                   6,469   9,599       2,007   3,269
                              _______ _______     _______ _______
   Total                       28,795  34,036       9,429  11,758
Intercompany
  Manufacturing                (4,831) (7,489)     (1,849) (2,563)
                              _______ _______     _______ _______
   Consolidated               $23,964 $26,547     $ 7,580 $ 9,195
                              ======= =======     ======= =======

                              (LOSS)/INCOME       (LOSS)/INCOME
                                  BEFORE              BEFORE
                               INCOME TAXES        INCOME TAXES
                              _______________     _______________

                                Nine Months        Three Months
                              Ended Sept. 30,     Ended Sept. 30,
                                2000    1999        2000    1999
            			               ________(RESTATED)  _______________
Professional                  $   853 $ 1,450     $   87   $  920
Retail                            571   1,388        (85)      28
Manufacturing                     357     (67)      (128)      11
                              _______ _______     ______  _______

   Consolidated               $ 1,781 $ 2,771     $ (126) $   959
                              ======= =======     ======  =======

NOTE 3:  COMMITMENTS AND CONTINGENCIES

     As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company, as well as certain of its officers, were named as defendants in a class action law suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleges, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. On March 30, 2000, the Court dismissed the class action lawsuit against the Company and named officers. Upon plaintiffs' motion for reconsideration the Court reviewed the case and allowed the plaintiffs to file an amended complaint in July, 2000. The Company will continue to indemnify its officers in respect of this matter and believes it has meritorious defenses against these allegations. It is not possible to predict the ultimate outcome of the case.
                                  15


                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the results of operations for the nine months ended September 30, 2000 and 1999 takes into consideration the preliminary results of the Company's investigation into the billing irregularities more fully discussed in Note 1 to the financial statements.

RESULTS OF OPERATIONS

     Net income of $1,106,000 for the nine months ended September 30, 2000 declined by $605,000 when compared to the restated amount of $1,711,000 achieved in the nine months ended September 30, 1999, as a result of an overall decrease in net sales and the one-time Image trademark licensing fee received in 1999. For the nine months ended September 30, 2000, net sales were $23,964,000, compared to the restated amount of $26,547,000 achieved in the nine months ended September 30, 1999, a decline of $2,583,000, or approximately 10%. For the three months ended September 30, 2000, the Company had a net loss of $79,000, compared to net income of $579,000 achieved for the three months ended September 30, 1999, a decline of $500,000. Principally, as a result of the decline in sales, gross profit for the nine months ended September 30, 2000 was $10,237,000, compared to the restated gross profit of $11,875,000 achieved for the corresponding nine month period in 1999. For the quarter ended September 30, 2000, gross profit declined $1,279,000 to $2,782,000 when compared to the corresponding three month period in 1999. Basic earnings per share was $0.25 for the nine months ended September 30, 2000, compared to a restated $.37 for the nine months ended September 30, 1999.

          Overall, the Company experienced a decline in all three segments of its business, with both the Professional and Retail segments each declining approximately $1,000,000. Private label manufacturing declined $470,000, after giving consideration to the billing irregularities outlined in Note 1 to the interim financial statements. The overall sales decline referenced above was primarily due to continued consolidation in the Retail and Professional segments and a decline in private label manufacturing. Recently, the Company signed a three year manufacturing agreement with a leading sun care line that is expected to enhance private label sales in the future. For the nine months ended September 30, 2000, the Company's overall gross profit margin was 42.7%, a decline from the adjusted and restated 44.7% achieved in the comparable period in 1999. Since it initially appears that the billing irregularity affected primarily low gross margin items, the decline in the gross profit margin is not as great as what the Company anticipated based upon the overall decline in sales. However, the gross profit margin has continued to decline due to a continuing change in the mix of business, with higher margin "wet goods" in the Professional and Retail segments declining more than other "hard goods" sales.
                                  16


                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


     Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased by $737,000, to $8,447,000, when compared to last year's corresponding nine month period total of $9,184,000. This decline was achieved by savings across the entire Company, particularly in payroll, commissions and royalties, rent, freight and office expenses.

     Net sales for the three months ended September 30, 2000 declined $1,615,000, to $7,580,000 compared to net sales of $9,195,000 achieved in the corresponding third quarter of 1999. The Company believes this decline in sales was due to the same reasons indicated above for the sales decline relating to the nine months ended September 30, 2000. The gross profit margin for the three month period ended September 30, 2000 was 36.7%, compared to 44.2% achieved in the corresponding quarter in 1999. This decline was due to net sales for the current quarter consisting of a higher concentration of the retail segment "hard goods" sales, which generally are items with lower gross margins. The three months ended September 30, 2000 resulted in a per share loss of $.02, compared to income of $.13 per share for the three month period ended September 30, 1999.

     For the quarter ended September 30, 2000, selling, general and admin-istrative expenses decreased slightly, to $2,923,000, when compared to $2,996,000 incurred in the quarter ended September 30, 1999. While the Company is continuing its efforts to control these expenses, there can be no assurances that these expenses will decline (absolutely or as a percentage of sales) in the future, especially in light of the anticipated legal and professional expenses expected to be incurred in connection with the billing irregularities referred to in Note 1 to the financial statements and certain class action litigation with respect to 1998, as mentioned in Item 1 of this Form 10-Q and Note 3 to the financial statements included herein.

     Interest income for the nine months ended September 30, 2000 increased $200,000 over the corresponding nine months in 1999 as a result of having more cash invested and an increase in the interest rates the Company was receiving on its investments. For these same reasons, interest income for the third quarter of 2000 showed an increase of $62,000 when compared to the quarter ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 decreased approximately $50,000 from the corresponding period in 1999. For the three months ended September 30, 2000, interest expense decreased almost $55,000 from the three month period ended September 30, 1999, due to a continuing reduction in the amount of

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


debt outstanding and the termination of the 1% additional interest penalty charged by the bank for non-compliance with certain bank covenants for the year ended December 31, 1998. Other income includes a $43,750 quarterly royalty fee from the licensing of Frances Denney products. This minimum fee increased in 2000 from the $40,000 fee received in each quarter of 1999.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased almost $950,000 from December 31, 1999, to $13,028,000 at September 30, 2000, despite spending over $720,000 to repurchase 248,780 shares of the Company's outstanding common stock. Accounts receivable increased approximately $160,000, principally due to an increase in private label manufacturing by Old 97 Company for the new private label line of sun care products. Inventory was relatively constant, decreasing by approximately $250,000 from the amount of inventory on hand at December 31, 1999, to $11,704,000 at September 30, 2000.

     Total current assets at September 30, 2000 were $28,918,000 compared to the restated $27,544,000 at December 31, 1999. Working capital increased approximately $1,300,000 when compared to December 31, 1999, as restated. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under a loan agreement with a bank. At September 30, 2000, the Company was in compliance with such covenants, and it anticipates being in compliance should any previous quarters have to be restated in order to reflect the results of the investigation into certain billing irregularities.

     The Company continues to evaluate various acquisition targets that may ultimately require the use of existing cash resources.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The Company does not participate in derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107, as amended. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks.

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999



                         PART II.  OTHER INFORMATION



 ITEM 1.  LEGAL PROCEEDINGS


     Upon a motion for reconsideration filed by the plaintiffs, the United States District Court for the Southern District of Florida reopened a class action securities lawsuit filed against the Company and named officers and permitted the plaintiffs to file an amended complaint. The Court had dismissed the action on March 30, 2000. As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company, as well as certain of its officers, were named as defendants in this class action law suit filed in the United States Federal District Court, Southern District of Florida. The lawsuit alleges, among other things, certain violations of Federal securities laws and seeks an unspecified amount of damages. The Company is indemnifying its officers in respect of this matter and believes it has meritorious defenses against these allegations. However, it is not possible to predict the ultimate outcome or costs of the case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Stockholders was held on Friday, September 1, 2000. The following individuals, representing the two Class II directors, were duly elected by the vote indicated below to be directors of the Company by the holders of a majority of the outstanding shares of common stock of the Company, until the annual meeting of stockholders to be held in 2003.

                                                        Votes
                                             __________________________

                                                  For       Withheld
                                              ___________  ___________


          Leonard Genovese                     3,747,738     296,099

          Curtis Carlson                       3,747,238     296,599

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999



                 PART II.  OTHER INFORMATION (continued)



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)


     In addition, the Company's shareholders approved an extension of the 1990 Key Employee Stock Incentive Plan, as amended, until 2010, with 2,318,342 votes cast in favor of the extension and 437,563 against, as well as approving an extension of the 1990 Directors' Stock Option Plan, as amended, until 2010, with 2,325,926 votes cast for the extension and 423,330 against.


ITEM 5.  OTHER INFORMATION

       In accordance with Rules 14a-4(c) and 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Company hereby notifies its stockholders that if the Company does not receive notice by March 7, 2001 of a proposed matter to be submitted for stockholder vote at the Company's 2001 Annual Meeting, then any proxies held by members of the Company's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
December 14, 2000




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
December 14, 2000