Form 10-K
period 2000-12-31
STEPHAN CO
filed 2001-06-13
CIK 94056

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark one)
   ___
  | X |   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  |___|   SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2000


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

                       YES           NO  X
                          ____         _____

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

                      $9,736,998 as of May 31, 2001

     The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             4,410,577 Shares of Common Stock, $.01 Par Value,
                            as of May 31, 2001

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the proxy statement for the Registrant's 2001 annual meeting of stockholders, filed on May 1, 2001, are incorporated by reference in Part III of this Form 10-K.












                                     2




                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................  10
Item 3:   Legal Proceedings..........................................  11
Item 4:   Submission of Matters to a Vote of Security Holders......... 12

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  13
Item 6:   Selected Financial Data....................................  14
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  16
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.  20
Item 8:   Financial Statements and Supplementary Data................  20
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  20

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  21
Item 11:  Executive Compensation.....................................  21
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  21
Item 13:  Certain Relationships and Related Transactions.............  21

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   22

Signatures..........................................................   24











                                     3



                               PART I

     Certain statements in this Annual Report on Form 10-K ("Form 10-K") under "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of the Registrant to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; product mix and other factors affecting gross margin; the ability to successfully integrate newly-acquired businesses and the ability to reduce costs; the final outcome of litigation commenced against the Registrant in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation and in any future litigations; and other factors or events referenced in this Form 10-K. The Registrant does not undertake any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     The Company has identified three reportable operating segments which are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail"), and Manufacturing. The Professional segment generally has as a customer base distributors which purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. In this segment, a distinction is made between "wet goods", which include shampoos, conditioners, gels and similar hair treatments, and "dry goods", which would include scissors, clippers,
                                     4


combs, dryers and other products used in styling hair. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets which sell the product to the end user. The Manufacturing segment manufactures products for different subsidiaries of the Company, and manufactures private label brands for customers.

  THE STEPHAN CO.

     Headquartered in Fort Lauderdale, Florida, Stephan is principally engaged in the manufacture of hair care products for sale by two of its subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., and the manufacturing of products marketed under the STEPHAN brand name. Stephan also manufactures, markets and distributes hair and skin care products under various trade names through different divisions. Retail brands include product lines such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions, Protein 29 liquid and gel grooming aids and Wildroot hair care products for men.
These brands, included in the Retail segment of the Company's business, are manufactured at the Company's Tampa, Florida facility, as are the "Modern" brand of Stiff Stuff products, and those sales are also included in the Company's Retail business segment. In addition, The Frances Denney division of Stephan (included in the Retail segment of the Company's business) markets a full line of cosmetics through retail and mail order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., the Company markets the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains, including J.C. Penney, in the United States and Canada.

     Stephan also manufactures and sells products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and is included in the Professional segment of the Company's business. The Registrant's trademark "STEPHAN'S" and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2001. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $4,600,000 of the Company's 2000 sales or approximately 14.8% of the Registrant's consolidated revenues.

     On December 31, 1995, the Registrant entered into asset purchase agreements (collectively, the "Acquisition Agreements") with Colgate-Palmolive Company and its subsidiary, The Mennen Company (collectively, the "Sellers"), for the acquisition by the Registrant of certain consumer product brands of the Colgate-Palmolive Company, as well as a licensing agreement for the domestic distribution of Colgate-Palmolive's Cashmere Bouquet talc product line (the "U.S. Trademark License").

     In December 1996, the Registrant entered into a Settlement Agreement and Amendment with the Sellers (the "Settlement Agreement") to resolve certain outstanding disputes with respect to the Acquisition Agreements. The Settlement Agreement, among other things, provided for the licensing to the Registrant of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the
                                     5

Settlement Agreement provided that (i) deferred payments would be made with respect to products sold under the Canadian Trademark License, (ii) total deferred payments would be subject to a maximum of $4,000,000, and (iii) the Registrant was required to pay the greater of $150,000 or 50% of such deferred payments in immediately available funds, with the balance payable, at the option of the Registrant, by wire transfer or a five-year promissory note. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Registrant must pay the difference in cash between that amount and deferred payments made prior to such date.

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

     No single customer accounted for more than 10% of the Registrant's consolidated revenues in 2000. "Private label" production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, accounted for approximately $1,200,000 of consolidated Company sales, or approximately 3.8% of the Registrant's revenues in 2000, with the majority of the aforementioned sales being derived from products manufactured in the Tampa facility by Old 97 Company.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly-owned subsidiary of the Registrant, located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as an additional

                                     6

manufacturing facility. The Tampa facility manufactures most of the products sold by the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. The operations of Old 97 are included in the Manufacturing segment of the Company's business. Old 97 is also responsible for distribution of the above products.

  WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Registrant, was acquired in January 1992 and is located in Williamsport, Pa. Williamsport, a mail order beauty and barber supply company, with sales of approximately $4,300,000 in 2000, accounted for approximately 13.9% of the Registrant's consolidated revenues for the year ended December 31, 2000, and is included in the Professional business segment of the Company.

  STEPHAN & CO.

     Formerly known as Heads or Nails, Inc. and acquired by the Registrant in August 1993, Stephan & Co., a wholly-owned subsidiary of the Registrant, has focused on the distribution of personal care amenity products for cruise ships. Sales by Stephan & Co. for the year ended December 31, 2000 were not material.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Purchased by the Company in April 1994, Scientific Research Products Inc. of Delaware ("Scientific"), a wholly-owned subsidiary of the Registrant, was prior to such purchase one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific accounted for 14.5% of the Registrant's consolidated revenues in 2000, with sales of approximately $4,500,000. In addition, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a company acquired by the Registrant in 1986. Sales by Foxy Products, Inc. for the year ended December 31, 2000 were not material. The majority of the sales of this division are included in the Retail business segment of the Company.

  TREVOR SORBIE OF AMERICA, INC.

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. ("Sorbie"), and the stockholders of Sorbie, including the President and principal stockholder pursuant to which the Company acquired Sorbie. The Company also entered into related agreements with the President, Trevor Sorbie International, Mr. Trevor Sorbie, Samson Arms, Inc. and Redken Laboratories.

          Sorbie, prior to the acquisition, was a major customer of the Registrant and is a distributor of a professional line of hair care products sold to salons in the United States, Canada and Mexico through a network of distributors. Sales of Sorbie hair care products in 2000 were approximately $2,000,000, representing 6.4% of the Registrant's

                                     7

consolidated revenues, and are included in the Professional segment of the Company's business.

  STEPHAN DISTRIBUTING, INC.

     On June 26, 1997, the Company, through Stephan Distributing, Inc., a wholly-owned subsidiary, acquired several product lines from New Image Laboratories, Inc. ("New Image"). The primary brands acquired were a professional hair care line of products marketed under the brand name "Image", and a retail hair care line known as "Modern" and marketed under the brand name "Stiff Stuff". The brands were acquired for (i) 250,000 shares of the Registrant's restricted Common Stock, valued pursuant to the terms of the agreement, at $10.81 per share, with provision for half the shares to be held in escrow pending, among other things, certain potential purchase price adjustments computed in accordance with the acquisition agreement and (ii) up to 100,000 restricted shares to be issued over the next two years contingent upon the achievement of certain earnings levels as set forth in the acquisition agreement.

     Pursuant to the transaction, the Company acquired certain accounts receivable, inventory, fixed assets and trademarks, and assumed approximately $5,332,000 in certain outstanding trade and other liabilities. The liabilities assumed are subject to the terms of a liquidating trust agreement, and as provided for in such agreement, the Registrant delivered a note in the amount of $2,399,400, payable in two equal installments due in December 1997 and February 1998. Additionally, the Registrant provided the trust, established pursuant to such liquidating trust agreement, with a standby letter of credit in the amount of $2,932,600.

     New Image commenced litigation against the Company seeking an order of the Court that the 125,000 shares of Common Stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. Pursuant to a judgment dated March 20, 2001, the United States District Court for the Central District of California granted New Image partial summary judgment and directed the escrow agent to deliver the 125,000 shares to New Image. The Company has appealed the judgment to the United States Court of Appeals for the Ninth Circuit and believes that its chances of having the judgment overturned on appeal are favorable (see "Item 3. Legal Proceedings"). The value of trademarks recorded, approximating $3,369,000, assumes the return to the Company of the shares held in escrow.

     In addition to being popular hair care lines, the brands acquired from New Image have international distribution which the Registrant believes may enhance the distribution of other products of the Registrant. Sales of brands acquired from New Image Laboratories, Inc. amounted to approximately $3,200,000 for the period ended December 31, 2000, which accounted for approximately 10.3% of the Registrant's consolidated revenues. Sales of New Image products are included in the Company's Professional business segment while Modern sales are included in the Company's Retail business segment.




                                     8
  MORRIS FLAMINGO-STEPHAN, INC.

     Morris-Flamingo, L.P. is a barber and beauty supply wholesaler, similar to the Registrant's subsidiary, Williamsport Barber and Beauty Corp., but markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Additionally, this division manufactures hairpins, scissors and beauty school cases. Sales for the period ending December 31, 2000 were approximately $10,900,000, accounting for approximately 34.9% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

  SEGMENT INFORMATION

     "Operating Segments and Related Information", which provides information on net sales, income from operations, capital expenditures and depreciation for the last three years and identifiable assets for the last two years, for each of the Registrant's three business segments, is set forth in Note 10 of the consolidated financial statements included elsewhere in this filing.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Registrant nor any of its subsidiaries has ever experienced any significant shortage in supplies nor are any such shortages anticipated by the Registrant or its subsidiaries in the reasonably foreseeable future. Due to market conditions in the petroleum industry, the Registrant continues to experience price increases in both raw material and component prices; however, it is not anticipated that these price increases will have a material adverse effect on operations.

     The Registrant and its subsidiaries seek to maintain a level of finished goods inventory of their products sufficient for a period of at least three months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of December 31, 2000, the dollar amount of backlog orders was not believed by the Registrant to be material.

  RESEARCH AND DEVELOPMENT

     During each of the three prior fiscal years ending December 31, 2000, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not believed by the Registrant to be material and were expensed as incurred.

                                     9


  COMPETITION

          The hair care and personal grooming business is highly competitive The Company believes that the principal competitive factors are price and product quality. Products manufactured and sold by the Registrant and its subsidiaries compete with numerous varieties of other such products, many of which bear well known, respected and heavily advertised brand names and are produced and sold by companies having substantially greater financial, technical, personnel and other resources than the Registrant. Products produced by the Registrant and its subsidiaries account for a relatively insignificant portion of the total hair care and personal grooming products manufactured and sold annually in the United States.

  GOVERNMENT AND INDUSTRY REGULATION, ENVIRONMENTAL MATTERS

     Certain of the Registrant's products are subject to regulation by the Food and Drug Administration, in addition to other Federal, state and local regulatory agencies. The Company believes that its products are in substantial compliance with all applicable regulations. The Registrant does not believe that compliance with existing or presently proposed environmental standards, practices or procedures will have a material adverse effect on operations, capital expenditures or the competitive position of the Company.

  EMPLOYEES

     As of December 31, 2000, in addition to its eight officers, the Registrant and its subsidiaries employed approximately 170 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Registrant utilizes approximately two-thirds of the space for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products that is housed in its facility in Fort Lauderdale, Florida. In addition to the facility described above, the Registrant leases approximately 39,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a lease extension which terminates in April 2002, with an annual net rental of $232,000.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. Such building is utilized by Old 97 in the manufacture of its

                                     10
various product lines. It also owns two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building, comprising 12,500 square feet, is being used for office facilities and order fulfillment for the Frances Denney line. The second building, with approximately 30,000 square feet, is used as a warehouse and distribution facility. From time to time, and as inventory levels dictate, Old 97 may lease temporary warehouse space on a short-term basis.

     The Company leases office and warehouse space of approximately 6,000 square feet in Williamsport, Pa. pursuant to a five-year lease expiring January 31, 2002. Monthly rent in the amount of $1,800 is payable to the former owner of Williamsport Barber Supply, who is currently the President of Williamsport.

     In connection with the Morris Flamingo acquisition, the Company entered into a lease, and subsequent lease extension, expiring in June 2005, for the Morris Flamingo existing office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834, at an annual rental payment of approximately $210,000, subject to annual CPI increases, with purchase options ranging from $1,850,000 to $2,000,000 over the remaining life of the lease. The Danville facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The landlord is Shaheen & Co., Inc, the former owner of Morris-Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Registrant.

Item 3.  Legal Proceedings

     In connection with the acquisition of certain assets from New Image Laboratories, Inc. ("New Image"), the Company placed 125,000 shares of its Common Stock in escrow to cover certain purchase price adjustment claims it could make if the inventory or the accounts receivable were less than the amounts guaranteed by New Image. In June of 1998, the Company made a claim for the return of all of the stock held in escrow because it calculated that the inventory and the accounts receivable were less than the guaranteed amount by a sum which exceeded the value of the stock held in escrow. New Image then brought a claim in federal court in Los Angeles for breach of contract and fraud, asserting that the Company was not entitled to any price adjustment. By its action, New Image sought to recover the stock held in escrow. The Company filed counterclaims seeking, among other things, the return of all of the shares and recovery of certain property it alleges New Image failed to turn over to the Company.

     New Image and the Company each submitted a partial summary judgment motion to the United States District Court. Pursuant to a judgment entered on March 20, 2001, the Court, among other things, ordered that the Escrow Agent deliver and transfer the 125,000 shares of Common Stock, including all dividends held in escrow and other property with respect thereto, to New Image. On April 12, 2001, the Company filed a notice of appeal of the judgment to the Ninth Circuit Court of Appeals. The Company believes that the United States District Court improperly weighed evidence, misconstrued the agreement between the parties and misapplied the law. The Company has posted a bond to stay enforcement of the transfer of shares and other property held by the escrow agent during pendency of the appeal. The judgment of the United States District Court also awarded the Company approximately $20,000, and dismissed certain other claims and affirmative defenses.

     New Image has cross-appealed claiming that it is entitled to reversal of certain matters as set forth in the judgment as the court (i) did not grant it monetary damages for the differences between the value of the stock when it should have received the shares and the current value of the Company's stock, (ii) dismissed its claim for promissory deceit and (iii) refused to award it attorney's fees and costs as the prevailing party. While it is not possible to predict with any certainty how a court would rule, the Company and it's counsel believe that the chances of the Company prevailing on appeal are favorable. The Company's claims for reimbursement of certain acquisition related expenses and for undelivered computer equipment remain pending before the District Court. The Court has not yet set a date for trial for the remaining claims of the Company.

     On April 1, 1999, the Company announced that it would be restating its financial statements for the second and third quarters of 1998 and that results of operations for the year ended December 31, 1998 would be substantially less than expected. On or about April 9, 1999, the Company learned that three class action lawsuits had been filed against it, as well as certain of its officers. The lawsuit alleges, among other things, certain violations of Federal securities laws and seeks an unspecified amount of damages. The class action claims were consolidated and the Company moved to dismiss the class action amended complaint. By final order of dismissal, dated March 30, 2000, the Court dismissed the complaint. Subsequent to such dismissal, the class action plaintiffs moved to amend the judgment or for reconsideration. The plaintiffs were granted an opportunity to file a second complaint and on September 1, 2000, the Company moved to dismiss the second amended complaint. This motion is still pending before the Court and no discovery has been taken.

     The Company has agreed to indemnify its officers in respect of this matter, intends to vigorously defend the action and believes it has meritorious defenses against these allegations. However, until the motion to dismiss is ruled upon and discovery has commenced, the Company will not be in a position to assess the likelihood of an unfavorable outcome.

     Old 97 Company commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Circuit Court of the State of Florida alleging claims for breach of contract for goods sold and delivered and seeking damages in excess of $200,000. Vogue has answered the complaint and has sought to file counterclaims for an unspecified amount of damages. The Company believes its claims against Vogue are meritorious. Moreover, the Company believes there is no merit to the Vogue counterclaim and intends to vigorously defend the counterclaim.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     The Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting.

                               PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is listed on the American Stock Exchange. The following table sets forth the range of high and low sales prices for the Registrant's Common Stock for each quarterly period within the Registrant's two most recent full fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 1999           $ 11.63               $ 8.38
         June 30, 1999               8.88                 4.00
         September 30, 1999          5.63                 3.88
         December 31,1999            4.50                 3.38
___________________________________________________________________________

         March 31, 2000           $  5.13               $ 3.81
         June 30, 2000               5.13                 3.38
         September 30, 2000          4.63                 3.63
         December 31, 2000           3.88                 3.00

 (b)     Holders

      As of April 30, 2001, the Registrant's Common Stock was held of record by approximately 350 holders. The Registrant's Common Stock is believed to be held beneficially by others through approximately 1,400 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2000. Future dividends, if any, will be determined by the Company's Board of Directors, at its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

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

Other Information:

     In November 2000, the Registrant became aware of certain billing and other irregularities involving an employee of a subsidiary of the Company (refer to Note 1 of the accompanying consolidated financial statements for further information). At that time, the Registrant's Audit Committee initiated an independent investigation into the irregularities and trading of the Registrant's stock on the American Stock Exchange ("Exchange") was suspended until such time as the investigation was completed and the Registrant satisfied certain other informational requirements of the Exchange. Trading in the Registrant's stock resumed in May 2001.

Item 6.  Selected Financial Data (a)

                       2000       1999       1998      1997      1996
                            (AS RESTATED)(AS RESTATED)
                            (in thousands, except per share data)
                    ____________________________________________________

Net sales            $31,138    $34,356    $34,835    $27,113   $25,779

Income/(Loss)
 before income taxes   1,006      3,036         (4)     7,697     7,093

Net income/(loss)        622      1,843         (3)     5,041     4,679

Current assets        28,199     27,447     27,961     25,735    19,706

Total assets          58,769     59,435     60,600     57,464    46,499

Current
 liabilities           4,521      3,725      5,332      8,468     6,223

Long term debt         9,124     10,418     11,718      9,078     6,689

PER COMMON SHARE
  (Basic and Diluted): (b)

 Net income/(loss)       .14        .40       (.00)      1.20      1.13

 Cash dividends          .08        .08        .08        .08       .08

                       Notes to Selected Financial Data

(a) The selected financial data above includes the operations of the Company and its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport Barber and Beauty Corp. (acquired in 1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993), Scientific Research Products, Inc. of Delaware (acquired in 1994), Trevor Sorbie of America, Inc. (acquired in 1996), Stephan Distributing, Inc., a subsidiary which acquired the brands from New Image Laboratories, Inc. in 1997, and Morris Flamingo-Stephan, Inc., a subsidiary which acquired the business of Morris-Flamingo, L.P. in 1998.

(b) Net income/(loss) per common share is based upon the weighted average number of common shares outstanding, in accordance with Statement of Financial Accounting Standards No. 128, issued in February 1997. The weighted average number of shares outstanding were 4,385,019 for 2000, 4,567,439 for 1999, 4,535,649 for 1998, 4,213,372 for 1997, and 4,138,629
for 1996. The weighted average number of diluted shares outstanding were not significantly different in any of the aforementioned years. This data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this filing.

(c) Information presented above for 1999 and 1998 has been restated to correct for certain irregularities involving the improper recording of sales as more fully disclosed in Note 1 of the consolidated financial statements included in Item 8.

         Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                         3/31/00    6/30/00     9/30/00
                           As         As           As
                       Previously Previously   Previously
                        Reported   Reported     Reported
                       __________ __________   __________
       Net sales         $ 8,203    $ 8,182      $ 7,580
       Gross profit        3,665      3,790        2,782
       Net income/(loss)     565        620          (79)
       Net income/(loss)
        per share            .13        .14         (.02)

                         3/31/00     6/30/00     9/30/00
                           As          As          As
                        Restated    Restated    Restated     12/31/00
                        ________    ________    ________     ________
       Net sales         $ 8,091     $ 8,237     $ 7,803     $  7,007
       Gross profit        3,656       3,883       2,883        2,209
       Net income/(loss)     560         709         (17)        (630)
       Net income/(loss)
        per share            .13         .16        (.00)        (.15)

                         3/31/99     6/30/99     9/30/99     12/31/99
                           As          As          As           As
                       Previously  Previously  Previously   Previously
                        Reported    Reported    Reported     Reported
                       __________  __________  __________   __________
       Net sales         $ 8,588     $ 9,105     $ 9,195      $ 7,865
       Gross profit        3,817       4,338       4,061        2,971
       Net income            468         876         579          206
       Net income/(loss)
        per share            .10         .19         .13          .05

                         3/31/99     6/30/99     9/30/99     12/31/99
                           As          As          As           As
                        Restated    Restated    Restated     Restated
                        ________    ________    ________     ________
       Net sales         $ 8,564     $ 8,921     $ 9,093      $ 7,778
       Gross profit        3,806       4,256       4,015        2,712
       Net income            460         817         546           20
       Net income/(loss)
        per share            .10         .18         .12          .00

     Quarterly information presented above has been restated (where indicated) to correct for certain irregularities involving the improper recording of sales as more fully disclosed in Note 1 of the consolidated financial statements included in Item 8.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The Company's financial statements for the years ended December 31, 1999 and 1998, as well as the first three quarters of the year ended December 31, 2000 have been restated, as more fully discussed in Note 1 to the financial statements made a part of Item 8. The information included in the following discussion reflects the effects of the restatements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO 1999
__________________________________________________

     Net sales for 2000 decreased primarily as a result of declines in the Company's Professional and Retail business segments. While the sales and distribution of "hard goods" continued to improve, with a net increase of approximately $135,000 over the level achieved in 1999, there was a decline in the net sales of "wet goods" of approximately $1,800,000. In general, "hard goods" have a lower gross margin than "wet goods". Management has taken steps to increase sales in 2001 by restructuring reporting lines, hiring additional middle-management personnel in an effort to increase the exposure and distribution of the Sorbie and New Image brands, and plans to increase the amount of expenditures for advertising and promotional expenses.

     Gross profit decreased $2,158,000, to $12,631,000 in 2000 when compared to the $14,789,000 achieved in 1999. This decrease of approximately 15% was due to an overall decline in net sales and a continuing change in the overall mix of business. As the net sales of professional "wet goods" declines, the overall gross profit margin continues to erode, decreasing from the 43.0% achieved in 1999 to 40.6% in 2000. As the "hard goods" sales of the Williamsport and Morris Flamingo-Stephan divisions continue to increase, the Company expects to experience a change in the business mix that will reduce its overall gross profit margin. These two divisions accounted for approximately 50% of consolidated Company net sales. The Company continues to devote significant time and effort in trying to improve the gross profit margins of these two divisions, which have improved slightly over last year.

     The operating segment "Retail Personal Care Products" experienced a decline in net sales. Net retail sales in 2000 were $8,969,000, as compared to $9,705,000 in 1999. Almost 50% of the $736,000 decline in such net sales was due to a drop in the sales of the "Modern" line, which experienced very successful initial sales to new customers in 1999. While initial year sales are always at a higher than normal level, continued sales of this product line remain encouraging. As net sales of the "LeKair" and "Denney" lines also declined, net sales of the other retail brands increased over 12%. In addition, the continuing consolidation in the chain-drug store industry also increases the amount of discounting and promotional allowances large retailers demand of their suppliers, which reduces the gross profit margins on brands supplied to those retailers.
The Company has continued to respond to these discounting pressures in order to maintain as much market share as reasonably practicable without sacrificing the profitability of the Company.

     Private label manufacturing declined in 2000 as the Company lost one significant customer but was successful in acquiring a new private label customer in the third quarter of 2000.

     In the past, the gross profit margin, as well as gross profit, generally had increased as the Company's business mix shifted away from private labeling, or "contract" filling, to professional hair care products and retail hair and skin care brands, which generally afforded the Company a higher gross profit. However, as discussed above, the Company continues to experience a change in the sales mix and competitive pressures. With the acquisition of Morris-Flamingo, L.P. in 1998, the Company anticipates that its overall gross profit margins will continue to be lower than those experienced in the past. Although the Company expects gross profit margins to increase in the future, it will not reach the historical rates the Company has previously experienced.

     Selling, general and administrative expenses decreased by $94,000, from $11,747,000 in 1999 to $11,653,000 in 2000. The overall decline in selling, general and administrative expenses was not as large as the Company had expected, due to an increase in legal and professional costs associated with the investigation into certain billing irregularities described in Note 1 to the financial statements, as well as other related costs in the fourth quarter of 2000.

     Interest expense decreased over $70,000 from $944,000 in 1999 to $872,000 in 2000 as a result of a decrease in outstanding debt. Other income includes a royalty payment of $175,000 from Color Me Beautiful in connection with the marketing of Frances Denney products, an increase of $15,000 over the fee paid in 1999.

     Earnings per share for the year ended December 31, 2000 were $.14, a decrease of $.26 per share from the $.40 in 1999. The average number of shares outstanding decreased in 2000, from 4,567,439 to 4,385,019, as a result of the repurchase of 165,780 shares in 2000.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO 1998
__________________________________________________

     Net sales for 1999 decreased primarily as a result of a decline in the Company's Retail business segment; however private label sales also declined, but such declines were offset by an overall increase in the Company's Professional business segment. Sales and distribution of "hard goods" continued to improve, increasing $2,100,000 over the sales level achieved in 1998, and although a substantial portion of that increase was due to the inclusion of the sales of Morris Flamingo-Stephan for the entire year, the Company has also experienced an increase in the core business of this segment. Professional "wet goods" sales (the Sorbie, New Image and New Era lines) declined almost $1,500,000 as a consolidation of the distribution network for professional products continued to constrict the buying patterns and number of distributors.

      Gross profit increased $2,084,000, to $14,789,000 in 1999 when compared to the $12,705,000 achieved in 1998. This increase of approximately 16% was due to an improvement in the overall gross profit margin, which was 43.0% in 1999, compared to 36.5% in 1998. While management is encouraged by the increase in the gross profit margin compared to last year, it is still lower than gross profit margins achieved in the years prior to 1998.

     The operating segment "Retail Personal Care Products" experienced a decline in net sales as a whole. Net retail sales in 1999 were $9,705,000, as compared to $10,473,000 in 1998, with the most significant decline coming from reduced sales of ethnic hair care products and brushes. As was the case in 1998, this decline was primarily the result of a reduction in the number of products carried by retailers and a continuing consolidation in the chain-drug store industry.

     Selling, general and administrative expenses declined by $493,000, from $12,240,000 to $11,747,000 in 1999. This decrease is principally due to the Company's diligent controlling of overhead expenses and additional cost savings effected in the Morris Flamingo-Stephan division.

     Interest expense decreased slightly from $969,000 in 1998 to $944,000 in 1999 as a result of a decrease in outstanding debt, but was adversely impacted by a temporary increase in the interest rate charged to the Company. Other income includes the royalty payment of $160,000 from Color Me Beautiful in connection with the marketing of Frances Denney products, as well as a one-time royalty fee for $350,000.

     Earnings per share for the year ended December 31, 1999 were $.40, an increase of $.40 per share over the $.00 in 1998. The average number of shares outstanding increased in 1999, from 4,535,649 to 4,567,439, despite the repurchase of 149,500 shares in 1999, due to the fact that the shares issued in the Morris Flamingo acquisition were outstanding for the entire 1999 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Working capital was approximately $23,678,000 at December 31, 2000, a decrease of $43,000 from December 31, 1999. Cash and cash equivalents increased almost $1,500,000, to $13,559,000 when compared to the $12,079,000 on hand at December 31, 1999. Inventory levels declined as management continued its efforts to reduce the amount of finished goods on hand. Accounts payable to vendors increased slightly at December 31, 2000 due to an increase in purchases of raw materials required for a new private label customer. In December 2000, the Company retired a $400,000 note payable that was collateralized by a certificate of deposit, in addition to repurchasing, throughout the year, almost 166,000 shares of its Common Stock, at an aggregate cost of over $663,000, with an average share price paid of $4.00. These shares were purchased under a plan adopted by the Board of Directors, in April 1999, authorizing the repurchase of up to 1,000,000 shares of Common Stock.

     Largely as a result of the adjustments necessary to reflect the billing irregularities described in Note 1 to the financial statements included herein, the Company has a large income tax receivable. A portion of the receivable is also comprised of estimated tax payments made in 2000, for the year 2000. The Company anticipates that a portion of the income tax receivable will be used for estimated tax payments expected to be required for the tax year 2001 and the balance should be refunded to the Company.

     The Company is subject to various covenants with respect to working capital, current maturity coverage and funded debt ratios under its loan agreement with Bank of America, FL. At December 31, 2000, the Company was in compliance with these covenants but, as of April 30, 2001, the Company was not in compliance with a covenant that requires audited financial statements to be delivered to the lender 120 days after year-end. There is a 90 day "cure period", and the delivery of this Form 10-K will bring the Company into compliance.

     The Company has not experienced any adverse impact from the effects of inflation in the past. Management maintains the flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Company's products, as well as the components used, are petroleum-based products, and as in the past, such prices have been subject to various political or economic pressures. The Company does not presently foresee any increase in its raw material or component costs but believes it has the flexibility of multiple vendors and the ability to increase prices to offset any price changes.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It also required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), providing guidance on recognition of income, presentation and disclosure of revenues in the financial statements. The Company believes that its revenue recognition policies are in conformity with the guidance provided in SAB 101.

     On March 5, 2001, the Company announced that the Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value, including the possible bid by several members of the Company's management and directors, exclusive of the committee members, forming a group to purchase all of the Company's outstanding capital stock in a going private transaction in which it would expect to continue the Company's business generally as is currently operated. The process will involve retaining independent legal counsel and investment banking advisors to advise and assist in the evaluation. It is estimated that the costs associated with this process will be in excess of $650,000, in addition to the use of a substantial portion of the Company's cash, because according to the terms of a note payable to a bank, a change in control of the Company would accelerate the payment of the outstanding remaining debt ($8,325,000 at May 31, 2001).


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                               PART III


     The information required by Part III Items 10-13 of Form 10-K are incorporated herein by reference from the Registrant's Proxy Statement for its 2001 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 1, 2001.

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

          10.13 1990 Key Employee Stock Incentive Plan, as amended, adopted by a majority vote of stockholders on September 1, 2000.

          10.14 1990 Non-Employee (Outside Directors) Plan, as amended, adopted by a majority vote of stockholders on September 1, 2000.



  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2000 and (restated) 1999.

          Consolidated Statements of Operations for the years ended December 31, 2000, (restated) 1999, and (restated) 1998.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, (restated) 1999, and (restated) 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, (restated) 1999, and (restated) 1998.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying 1999 and 1998 consolidated financial statements have been restated.




DELOITTE & TOUCHE LLP
Certified Public Accountants




Miami, Florida
May 11, 2001





                    THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND 1999




                                ASSETS




                                              2000           1999
                                                         (AS RESTATED,
                                                          SEE NOTE 1)
                                           ___________    ___________
 CURRENT ASSETS

  Cash and cash equivalents                $13,559,268    $12,079,204

  Accounts receivable, net                   3,026,553      2,992,955

  Inventories                               10,377,851     11,954,191

  Income taxes receivable                    1,028,112        129,140

  Prepaid expenses
   and other current assets                    207,061        291,010
                                           ___________    ___________

   TOTAL CURRENT ASSETS                     28,198,845     27,446,500


PROPERTY, PLANT AND EQUIPMENT, net           2,617,521      2,800,379

INTANGIBLE ASSETS, net                      24,736,603     25,855,739

OTHER ASSETS                                 3,215,848      3,332,708
                                           ___________    ___________
     TOTAL ASSETS                          $58,768,817    $59,435,326
                                           ===========    ===========







             See notes to consolidated financial statements.




                     THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 2000             1999
                                                              (AS RESTATED,
                                                               SEE NOTE 1)
                                             ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                            $3,001,720       $1,856,669

 Note payable to bank                               -             400,000

 Current portion of
  long-term debt                               1,519,277        1,468,596
                                             ___________      ___________
   TOTAL CURRENT LIABILITIES                   4,520,997        3,725,265

DEFERRED INCOME TAXES, net                     1,677,805        1,442,950

LONG-TERM DEBT, less current
 maturities                                    9,123,929       10,418,320
                                             ___________      ___________
   TOTAL LIABILITIES                          15,322,731       15,586,535
                                             ___________      ___________

COMMITMENTS AND CONTINGENCIES (NOTES 2 and 11)

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,426,897 issued at December 31, 2000,
   and 4,660,958 issued at
   December 31, 1999                              44,269           46,610
  Additional paid in capital                  18,477,341       19,404,559
  Retained earnings                           26,336,463       26,075,919
                                             ___________      ___________
                                              44,858,073       45,527,088
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                         (1,351,563)    (1,351,563)
   TREASURY STOCK (16,320 shares at
    December 31, 2000 and 84,600 shares
    at December 31, 1999)                        (60,424)      (326,734)
                                             ___________    ___________
   TOTAL STOCKHOLDERS' EQUITY                 43,446,086     43,848,791
                                             ___________    ___________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $58,768,817    $59,435,326
                                             ===========    ===========
              See notes to consolidated financial statements.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                2000            1999              1998
                                            (AS RESTATED     (AS RESTATED,
                                              SEE NOTE 1)      SEE NOTE 1)
                            ___________     ___________      ___________


NET SALES                   $31,137,782     $34,355,848      $34,834,635

COST OF GOODS SOLD           18,506,860      19,566,466       22,129,603
                            ___________     ___________      ___________
GROSS PROFIT                 12,630,922      14,789,382       12,705,032

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES    11,652,923      11,747,107       12,239,694
                            ___________     ___________      ___________

OPERATING INCOME                977,999       3,042,275          465,338

OTHER INCOME(EXPENSE)
 Interest income                724,728         427,804          373,968
 Interest expense              (871,853)       (943,856)        (968,630)
 Royalty income                 175,000         510,000          125,000
                            ___________      __________      ___________

INCOME/(LOSS) BEFORE
  INCOME TAXES                1,005,874       3,036,223           (4,324)

INCOME TAX EXPENSE/(BENEFIT)    383,647       1,193,397           (1,150)
                            ___________      __________      ___________

NET INCOME/(LOSS)           $   622,227      $1,842,826      $    (3,174)
                            ===========      ==========      ===========

BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE $       .14      $      .40      $      (.00)
                            ===========      ==========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       4,385,019       4,567,439        4,535,649
                            ===========      ==========      ===========






              See notes to consolidated financial statements.


                       THE STEPHAN CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


               Common Stock     Additional           Contingently
           ___________________   Paid in    Retained  Returnable  Treasury
            Shares   Par Value   Capital    Earnings    Stock      Stock
           _________ _________ ___________ ___________ __________ _________
Balances,
Jan.1,1998 4,418,800 $  44,188 $15,979,709 $24,977,805 $(1,351,563) $  -

Stock
issued for
acquisition  307,058     3,071   3,712,334      -           -          -

Dividends
paid           -        -          -         (365,786)      -          -

Net loss
for 1998
(as restated)  -        -          -           (3,174)      -          -
           _________ _________ ___________ ___________ __________ _________
Balances,
Dec31,1998  4,725,858   47,259  19,692,043  24,608,845 (1,351,563)     -

Treasury
stock
purchased      -        -          -            -           -     (614,867)

Treasury
stock
retired       (64,900)    (649)   (287,484)     -           -      288,133

Dividends
paid           -        -          -          (375,752)     -          -

Net income
for 1999
(as restated)  -        -          -         1,842,826      -          -
           _________ _________ ___________ ___________ __________ _________

Balances,
Dec31,1999 4,660,958    46,610  19,404,559  26,075,919 (1,351,563)(326,734)

Treasury
stock
purchased      -        -          -            -           -     (663,249)

Treasury
stock
retired     (234,061)   (2,341)   (927,218)     -           -      929,559

Dividends
paid           -        -          -          (361,683)     -          -

Net income
for 2000       -        -          -           622,227      -          -


           _________ _________ ___________ ___________ __________ _________

Balances,
Dec. 31
2000      4,426,897 $ 44,269 $18,477,341 $26,336,463 $(1,351,563) $(60,424)
          ========= ========= =========== =========== =========== =========





    (Retained earnings for 1998 and 1999 have been restated; See Note 1)
               See notes to consolidated financial statements


                      THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                        2000         1999         1998
                                                 (AS RESTATED,(AS RESTATED,
                                                  SEE NOTE 1)  SEE NOTE 1)
                                     __________   __________   __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                    $  622,227  $ 1,842,826   $   (3,174)
                                     __________  ___________   __________

Adjustments to reconcile net income/
 (loss) to net cash flows provided by
 operating activities:

   Depreciation                         423,077      508,362      407,482
   Amortization of goodwill           1,190,232    1,204,605    1,208,079
   Amortization of other assets         102,014       61,553         -

   Loss on disposal of property,
     plant and equipment                   -          16,076        4,463
   Deferred income taxes                234,855      888,933      285,851
   Provision for doubtful accounts       97,627       46,515      122,047


   Changes in operating assets
   and liabilities, net of effects
   of acquisitions:

     Accounts receivable               (230,565)     659,145    2,221,974
     Inventories                      1,576,340    3,332,179     (956,960)
     Prepaid expenses
      and other current assets           83,949      (71,113)     131,613
     Other assets                        14,846     (861,330)      93,670

     Accounts payable
      and accrued expenses            1,145,051   (1,270,087)  (1,044,566)
     Income taxes payable              (898,972)     358,219   (1,682,191)
                                      _________    _________    _________

     Total adjustments                3,738,454    4,873,057      791,462
                                      _________    _________    _________
Net cash flows provided
 by operating activities              4,360,681    6,715,883      788,288
                                      _________    _________    _________


              See notes to consolidated financial statements.



                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                         2000        1999         1998
                                                (AS RESTATED, (AS RESTATED,
                                                 SEE NOTE 1)   SEE NOTE 1)
                                      __________  __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired from acquisition           -            -           5,266

  Decrease in cash on
   deposit with trustee                    -         270,684      339,442

  Purchase of property, plant
   and equipment                       (140,879)    (304,812)    (684,932)

  Purchase of intangible assets         (71,096)     (57,470)     (85,291)
                                      _________     ________    _________
Net cash flows used in
 investing activities                  (211,975)     (91,598)    (425,515)
                                      _________     ________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (1,643,710)  (1,636,224) (12,428,762)

  Repayment of acquired debt               -            -      (1,877,937)

  Repayment of note payable
   to trustee                              -            -      (1,199,700)

  Proceeds from notes payable to bank      -            -      15,100,000

  Acquisition of treasury stock        (663,249)    (614,867)        -

  Dividends paid                       (361,683)    (375,752)    (365,786)

                                    ___________  ___________   __________
Net cash flows used in
 financing activities                (2,668,642)  (2,626,843)    (772,185)
                                    ___________  ___________   __________
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS           1,480,064    3,997,442     (409,412)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                12,079,204    8,081,762    8,491,174
                                    ___________  ___________   __________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $13,559,268  $12,079,204   $8,081,762
                                    ===========  ===========   ==========

              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Supplemental Disclosures of Cash Flow Information:


                                      2000          1999          1998
                                   __________    __________    __________

  Interest paid                    $  809,804    $  976,478    $  845,669
                                   ==========    ==========    ==========
  Income taxes paid                $1,422,013    $  333,814    $1,341,899
                                   ==========    ==========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2000, equipment costing $99,340 was purchased from a customer and the purchase price was applied against the outstanding account receivable.

For the year ended December 31, 2000, 165,780 shares of common stock were repurchased, at a cost totaling $663,249, and 234,061 shares of treasury stock were retired, including the 32,600 discussed below. On December 29th and 30th, 1999, 32,600 shares of common stock were repurchased, at a cost totaling $122,179, and are included in the consolidated statements of cash flows for the year ended December 31, 2000 because the settlement date was subsequent to December 31, 1999. In addition, the Company retired 64,900 shares of treasury stock acquired earlier in 1999.

In connection with the acquisition of certain assets of Morris-Flamingo, L.P. on March 18, 1998, the Company acquired inventories, accounts receivable, fixed and intangible assets and assumed certain liabilities by issuance of common stock with an approximate value, at the time of acquisition, of $3,700,000.













                See notes to consolidated financial statements.



                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION: In November 2000, the Company became aware of certain irregularities involving the improper recording of sales. The Company's Audit Committee commenced an investigation utilizing outside counsel and a "Big 5" accounting firm other than the Company's independent auditors. The investigation was completed in April 2001, and the results of the investigation indicated that no cash or other property was misappropriated and the irregularities were committed by an employee of a subsidiary who is no longer employed by the Company. Based upon the findings of the investigation, it was determined that during the period 1998 through 2000, sales were overstated by approximately $1,379,000. Accordingly, the Company has restated its financial statements as of December 31, 1999 and for each of the years ended December 31, 1999 and 1998. The following is a summary of the significant effects of the restatement:

                                                          As Previously
                                            As Restated     Reported
                                            ___________________________
     As of December 31, 1999:
       Accounts receivable                  $ 2,992,955    $ 4,371,833
       Income taxes receivable/(payable)        129,140       (302,097)
       Retained earnings                     26,075,919     27,023,560

     For the year ended December 31, 1999:
       Net sales                             34,355,848     34,753,171
       Gross Profit                          14,789,382     15,186,705
       Operating income                       3,042,275      3,439,598
       Income before income taxes             3,036,223      3,433,546
       Income taxes                           1,193,397      1,304,647
       Net income                             1,842,826      2,128,899
       Basic and diluted earnings per share         .40            .47


     For the year ended December 31, 1998:
       Net sales                             34,834,635     35,816,190
       Gross profit                          12,705,032     13,686,587
       Operating income                         465,338      1,446,893
       (Loss)/Income before income taxes         (4,324)       977,231
       Income tax (benefit)/expense              (1,150)       318,837
       Net (loss)/income                         (3,174)       658,394
       Basic and diluted (loss)/earnings
         per share                                 (.00)           .15






          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc., Stephan Distributing, Inc. and Morris Flamingo-Stephan, Inc. (collectively, the "Company"). All signifi-cant intercompany balances and transactions have been eliminated in consolidation.

          NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. As explained more fully in Note 10, the Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

          USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          LONG-LIVED ASSETS:   SFAS No. 121, "Accounting for the Impairment
of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The amount of impairment, if any, in unamortized Goodwill is measured based on projected future cash flows. To the extent future cash flows of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the amortization of Goodwill, the Company has deemed there to be no impairment of Goodwill.

           STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB")

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 12 to the financial statements.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and recognized valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market sale of such instrument.

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

As of December 31, 1999, the 6.65% note payable to bank had a carrying value of $9,897,500 and a fair value of $9,467,000. There were no other significant differences as of December 31, 2000 and 1999 in the carrying values and fair market values of financial instruments.

          REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involves the delivery of manufactured goods and reasonable assurance as to the collectability of the resulting account receivable. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), providing guidance on recognition of income, presentation and disclosure of revenues in the financial statements. The Company believes that its revenue recognition policies are in conformity with the guidance provided in SAB 101.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. Also included in cash and cash equivalents in 1999 is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to a bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2000 and 1999 were approximately $12,995,000 and $11,264,000, respectively.

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2000 and 1999 were approximately $3,219,000 and $3,546,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2000 and 1999 were approximately $1,701,000 and $2,062,000, respectively.

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

          BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2000, 1999 and 1998, the Company had 739,524, 506,625 and 498,001
outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

          NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It also required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

NOTE 2.   SIGNIFICANT TRANSACTIONS

     On March 18, 1998, the Company entered into an Asset Purchase Agreement with Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A. Shaheen, for the acquisition of certain assets and assumption of certain liabilities (including payment of a note payable of approximately $1,880,000) in exchange for 307,058 shares of the Company's restricted (as provided for in Rule 144 of the Securities Act of 1933, as amended) common stock valued at $12.10 per share. Morris-Flamingo is a wholesaler of barber and beauty supplies, as well as a manufacturer of hairpins, scissors and beauty school cases. The transaction was recorded as a purchase and goodwill of approximately $2,545,000 was recorded.

     The Company also entered into a three-year lease agreement
(subsequently extended to 2005), with Shaheen & Co., Inc. for the existing office, warehouse and distribution facility occupied by Morris-Flamingo in Danville, Illinois, at an annual rental of approximately $210,000.

     In connection with the acquisition of several product lines from New Image Laboratories, Inc. ("Image") on June 26, 1997, the Company acquired certain accounts receivable, inventories, fixed assets and trademarks, and assumed approximately $5,332,000 in certain outstanding trade and other liabilities. The liabilities assumed are subject to the terms of a liquidating trust agreement, and as provided for in the liquidating trust agreement, the Company delivered a non-interest bearing, unsecured note payable in the amount of $2,399,400, which was paid in two equal installments in December 1997 and February 1998. The rights of creditors to file claims against the Trust terminated on the first anniversary of the agreement, and all funds on deposit with respect to unfiled claims have been refunded to the Company and treated as a reduction of intangible assets. Management of the Company has reduced the value of the trademarks arising from the acquisition in accordance with the amount it believes will ultimately be refunded. As of December 31, 2000, the Trustee had on deposit funds approximating $31,000 for satisfaction of the remaining claims filed in accordance with the provisions of the liquidating trust agreement.

     The purchase price is subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. New Image commenced litigation against the Company seeking an order of the Court that the 125,000 shares of Common Stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. Pursuant to a judgment dated March 20, 2001, the United States District Court for the Central District of California granted New Image partial judgment and directed the

NOTE 2.   SIGNIFICANT TRANSACTIONS (Continued)

escrow agent to deliver the 125,000 shares to New Image. The Company has appealed the judgment to the United States Court of Appeals for the Ninth Circuit and believes that its chances of having the judgment overturned on appeal are favorable. The value of trademarks recorded, approximating $3,369,000, assumes the return to the Company of the shares held in escrow.

NOTE 3.   ACCOUNTS RECEIVABLE

     Accounts Receivable at December 31, 2000 and 1999 consisted of the following:
                                        2000             1999
                                     __________       __________
Trade accounts receivable            $3,131,555       $3,118,801
Less: Allowance for
 doubtful accounts                     (105,002)        (125,846)
                                     __________       __________
Accounts receivable, net             $3,026,553       $2,992,955
                                     ==========       ==========

     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:

                                      2000           1999          1998
                                   _________      _________     _________
Balance, beginning of year         $ 125,846      $ 175,155     $  98,359
Provision for doubtful
 accounts                             97,627         46,515       122,047
Uncollectible accounts
 written off, net of recoveries     (118,471)       (95,824)      (45,251)
                                   _________      _________     _________
Balance, end of year               $ 105,002      $ 125,846     $ 175,155
                                   =========      =========     =========

NOTE 4.   INVENTORIES

     Inventories at December 31, 2000 and 1999 consisted of the following:

                                     2000               1999
                                 ____________       ____________
  Raw materials                  $  2,620,048       $  2,490,406
  Packaging and components          3,700,758          4,187,055
  Work in progress                    703,571            938,698
  Finished goods                    6,284,531          7,257,713
                                 ____________       ____________

                                   13,308,908         14,873,872
  Less: Amount included
        in other assets            (2,931,057)        (2,919,681)
                                 ____________       ____________

  Balance, end of year           $ 10,377,851       $ 11,954,191
                                 ============       ============

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

NOTE 5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at December 31, 2000 and 1999 consisted of the following:
                                     2000                1999
                                  __________         ___________

Land                              $  379,627         $   379,627
Buildings and improvements         2,094,046           2,071,337
Machinery and equipment            2,042,122           1,804,326
Furniture and office equipment       509,026             537,097
                                  __________          __________
                                   5,024,821           4,792,387
Less: accumulated depreciation    (2,407,300)         (1,992,008)
                                  __________          __________

Balance, end of year              $2,617,521          $2,800,379
                                  ==========          ==========
NOTE 6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 and 1999 consisted of the following:
                                     2000               1999
                                 ___________        ___________
Goodwill-Williamsport
 Barber Supply                   $   510,674        $   510,674
Goodwill-Stephan & Co.               278,054            278,054
Goodwill-Scientific
  Research Products, Inc.          1,976,446          1,976,446
Trademarks-Scientific Research     1,758,343          1,758,343
Trademarks-Frances Denney          4,442,455          4,442,455
Trademarks-Colgate/Mennen          9,548,070          9,548,070
Goodwill-Trevor Sorbie             5,622,130          5,622,130
Trademarks-Image/Modern            3,368,527          3,368,527
Goodwill-Morris Flamingo           2,544,831          2,544,831
Deferred Acquisition Costs           885,475            814,379
Other                                 87,062            103,005
                                 ___________        ___________
                                  31,022,067         30,966,914

Less: accumulated amortization    (6,285,464)        (5,111,175)
                                 ___________        ___________
Balance, end of year             $24,736,603        $25,855,739
                                 ===========        ===========
                                    F-15
NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2000 and 1999 consisted of the following:

                                               2000            1999
                                           ___________     ___________

Accounts payable                           $ 1,574,772     $ 1,184,262
Accrued marketing expenses                     186,263         238,783
Accrued payroll and bonuses                    833,253         255,689
Accrued legal and professional fees            254,488         146,500
Other accrued expenses                         152,944          31,435
                                           ___________     ___________
Balance, end of year                       $ 3,001,720     $ 1,856,669
                                           ===========     ===========

NOTE 8.   LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999 consisted of the following:
                                               2000             1999
                                           ____________     ____________

6.65% unsecured note payable to bank,
 principal of $92,500 plus interest
 due monthly through November 30, 2005;
 final balloon payment of $3,330,000
 due November 30, 2005.                    $ 8,787,500       $ 9,897,500

Guaranteed minimum payments of $250,000
 due semi-annually to Colgate-Palmolive
 through January 31, 2004, discounted at
 an 8% rate; collateralized by a security
 interest in the brands acquired from
 Colgate-Palmolive, with a carrying
 value of approximately $7,956,000.          1,855,706         1,989,416
                                           ___________       ___________
                                            10,643,206        11,886,916
Less: current portion                       (1,519,277)       (1,468,596)
                                           ___________       ___________
Long-term debt                             $ 9,123,929       $10,418,320
                                           ===========       ===========

     The 6.65% note payable to bank has covenants with respect to current maturity coverage, funded debt to earnings (as defined) and minimum working capital. At December 31, 2000 and 1999, the Company was in compliance with all covenants, but is currently in default of a covenant that requires financial statements to be delivered to the lender. There is a 90 day "cure period" and the delivery of these audited consolidated financial statements will bring the Company into compliance.

     At December 31, 2000, approximate maturities of long-term debt are $1,519,000 in 2001, $1,417,000 in 2002, $1,393,000 in 2003, $1,966,000 in
2004, and $4,348,000 in 2005.

                                   F-16
NOTE 9.   INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:

                           2000              1999             1998
                       ___________       ___________      ___________
Current Tax:
 Federal                 $ 162,680       $   274,747      $  (245,055)
 State                     (13,888)           29,717          (41,946)
                       ___________       ___________      ___________

  Total Current            148,792           304,464         (287,001)
                       ___________       ___________      ___________
Deferred Tax:
 Federal                   181,917           762,299          229,208
 State                      52,938           126,634           56,643
                       ___________       ___________      ___________

  Total Deferred           234,855           888,933          285,851
                       ___________       ___________      ___________
Total provision for/
 (benefit from)
 income taxes          $   383,647       $ 1,193,397      $    (1,150)
                       ===========       ===========      ===========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred income tax liability in the accompanying balance sheets includes deferred tax assets and liabilities attributable to the following items:

                                            2000              1999
                                        ___________       ___________
   Accounts receivable allowances       $   (47,479)      $   (49,709)
   Inventories                             (115,391)          (73,733)
   Amortization of goodwill               2,309,892         1,972,561
   Charitable contribution
    carryforward                           (398,002)         (285,498)
   Accrued liabilities and other            (71,215)         (120,671)
                                        ___________       ___________

   Deferred income taxes, net           $ 1,677,805       $ 1,442,950
                                        ===========       ===========

     The provision for federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:
                                           2000        1999        1998
                                          ______      ______      ______
Amount computed on pretax income           35.0%       35.0%       35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                       2.6         3.2         4.2
 Charitable contributions of inventory       -         (2.6)      (13.2)
 Goodwill                                   7.1         2.1         7.3
 Benefit of graduated rates                (1.0)       (1.0)       (1.0)
 Tax exempt interest                       (4.0)       (1.0)      (10.6)
 Other                                     (1.6)        3.6         4.9
                                          _____       _____       _____
 Total income tax                          38.1%       39.3%       26.6%
                                          =====       =====       =====

NOTE 10. SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail"), and Manufacturing. The Professional segment generally has as a customer base distributors which purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets which sell the product to the end user. The Manufacturing segment manufactures products for different subsidiaries of the Company, and manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:
                                                   INCOME/(LOSS)
                        NET SALES               BEFORE INCOME TAXES
                 ________________________    __________________________
                  2000     1999    1998        2000      1999     1998
                 _______________________     __________________________
Professional     $20,393 $22,129 $21,511     $ 1,011   $ 1,845  $   437
Retail             8,969   9,705  10,473       1,265     1,985      825
Manufacturing      8,330  12,341  13,134        (621)      176     (248)
                 _______ _______ _______     ________ ________ ________
   Total          37,692  44,175  45,118       1,655     4,006    1,014

Intercompany
  Manufacturing   (6,554) (9,819)(10,283)       (649)     (970)  (1,018)
                 _______ _______ _______     ________ ________ ________
   Consolidated  $31,138 $34,356 $34,835     $ 1,006   $ 3,036 $     (4)
                 ======= ======= =======     ======== ======== ========

                    INTEREST INCOME              INTEREST EXPENSE
                 _______________________     __________________________
                   2000    1999    1998        2000     1999      1998
                 _______________________     __________________________
Professional     $  338  $  142  $  101      $  387    $ 418    $  426
Retail              310     245     200         465      505       519
Manufacturing        77      41      73          20       21        24
                 ______  ______  ______      ______    ______   ______
   Total         $  725  $  428  $  374      $  872    $ 944    $  969
                 ======  ======  ======      ======    ======   ======




                     DEPRECIATION AND
                       AMORTIZATION                 TOTAL ASSETS
                 ______________________           _________________
                    2000   1999    1998              2000     1999
                 ______________________           _________________
Professional      $  882 $  789  $  686           $18,839   $17,673
Retail               744    908     852            25,388    25,595
Manufacturing         89     78      78            14,542    16,167
                 _______ _______ ______           _______   _______
   Total          $1,715 $1,775  $1,616           $58,769   $59,435
                 ======= ======= ======           =======   =======


     The accounting policies used for each of the segments are the same as those used for the Company, and are described in the summary of significant accounting policies in Note 1. Included in Manufacturing net sales are intercompany sales to related segments, which are generally recorded at cost plus 10%. Management of the Company evaluates the performance of each segment based upon results of operations before income taxes, intercompany allocations, interest and amortization.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2000, would, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company has entered into employment agreements with certain officers. These agreements, which expire on various dates through January 2003, provide for incentive bonuses based on consolidated income before taxes, earnings per share, or earnings of a subsidiary. No significant bonuses were paid in the years 1998 through 2000.

     Annual rent payments due under non-cancelable operating leases at December 31, 2000 are:

                    2000             $  624,400
                    2001                321,900
                    2002                218,000
                                    ___________
                                    $ 1,164,300
                                    ===========

      Annual rent expense for each of the last three years is as follows:

                     2000              $579,300
                     1999               610,800
                     1998               616,400


     In connection with the acquisition of certain assets from New Image Laboratories, Inc. ("New Image"), the Company placed 125,000 shares of its Common Stock in escrow to cover certain purchase price adjustment claims it could make if the inventory or the accounts receivable were less than the amounts guaranteed by New Image. In June of 1998, the Company made a claim for the return of all of the stock held in escrow because it calculated that the inventory and the accounts receivable were less than the guaranteed amount by a sum which exceeded the value of the stock held in escrow. New Image then brought a claim in federal court in Los Angeles for breach of contract and fraud, asserting that the Company was not entitled to any price adjustment. By its action, New Image sought to recover the stock held in escrow. The Company filed counterclaims seeking, among other things, the return of all of the shares and recovery of certain property it alleges New Image failed to turn over to the Company.

     New Image and the Company each submitted a partial summary judgment motion to the United States District Court. Pursuant to a judgment entered on March 20, 2001, the Court, among other things, ordered that the Escrow Agent deliver and transfer the 125,000 shares of Common Stock, including all dividends held in escrow and other property with respect thereto, to New Image. On April 12, 2001, the Company filed a notice of appeal of the judgment to the Ninth Circuit Court of Appeals. The Company believes that the United States District Court improperly weighed evidence, misconstrued the agreement between the parties and misapplied the law. The Company has posted a bond to stay enforcement of the transfer of shares and other property held by the escrow agent during pendency of the appeal. The judgment of the United States District Court also awarded the Company approximately $20,000, and dismissed certain other claims and affirmative defenses.

     New Image has cross-appealed claiming that it is entitled to reversal of certain matters as set forth in the judgment as the court (i) did not grant it monetary damages for the differences between the value of the stock when it should have received the shares and the current value of the Company's stock, (ii) dismissed its claim for promissory deceit and (iii) refused to award it attorney's fees and costs as the prevailing party. While it is not possible to predict with any certainty how a court would rule, the Company and it's counsel believe that the chances of the Company prevailing on appeal are favorable. The Company's claims for reimbursement of certain acquisition related expenses and for undelivered computer equipment remain pending before the District Court. The Court has not yet set a date for trial for the remaining claims of the Company.

     On April 1, 1999, the Company announced that it would be restating its financial statements for the second and third quarters of 1998 and that results of operations for the year ended December 31, 1998 would be substantially less than expected. On or about April 9, 1999, the Company learned that three class action lawsuits had been filed against it, as well as certain of its officers. The lawsuit alleges, among other things, certain violations of Federal securities laws and seeks an unspecified amount of damages. The class action claims were consolidated and the Company moved to dismiss the class action amended complaint. By final order of dismissal, dated March 30, 2000, the Court dismissed the complaint. Subsequent to such dismissal, the class action plaintiffs moved to amend the judgment or for reconsideration. The plaintiffs were granted an opportunity to file a second complaint and on September 1, 2000, the Company moved to dismiss the second amended complaint. This motion is still pending before the Court and no discovery has been taken.

     The Company has agreed to indemnify its officers in respect of this matter, intends to vigorously defend the action and believes it has meritorious defenses against these allegations. However, until the motion to dismiss is ruled upon and discovery has commenced, the Company will not be in a position to assess the likelihood of an unfavorable outcome.

     Old 97 Company commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Circuit Court of the State of Florida alleging claims for breach of contract for goods sold and delivered and seeking damages in excess of $200,000. Vogue has answered the complaint and has sought to file counterclaims for an unspecified amount of damages. The Company believes its claims against Vogue are meritorious. Moreover, the Company believes there is no merit to the Vogue counterclaim and intends to vigorously defend the counterclaim.

     On March 5, 2001, the Company announced that the Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value, including the possible bid by several members of the Company's management and directors, exclusive of the committee members, forming a group to purchase all of the Company's outstanding capital stock in a going private transaction in which it would expect to continue the Company's business generally as is currently operated. The process will involve retaining independent legal counsel and investment banking advisors to advise and assist in the evaluation. It is estimated that the costs associated with this process will be in excess of $650,000, in addition to the use of a substantial portion of the Company's cash, because according to the terms of a note payable to a bank, a change in control of the Company would accelerate the payment of the outstanding remaining debt ($8,325,000 at May 31, 2001).

NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS

     1,000,000 shares of preferred stock, $0.01 par value are authorized; however, no shares have been issued.

     In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan, as amended, and the 1990 Non-Employee (Outside Directors) Plan, as amended, and in 2000, the shareholders approved a ten-year extension of both plans. The aggregate number of shares currently authorized pursuant to the Key Employee Plan, as adjusted for stock splits and shareholder-approved increases in 1994 and 1997, is 870,000 shares. The number of shares and terms of each grant is determined by the Compensation Committee of the Board of Directors, in accordance with the 1990 Key Employee Plan, as amended.

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

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and must be exercised within a maximum of 10 years from the date of grant. Stock option activity for 2000, 1999, and 1998 is set forth below:
                                  Key Employee           Outside
                                   Incentive     Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 1997..   253,695   $16.03     49,558   $13.97
Granted...........................   178,000    13.54     20,248    13.20
Canceled..........................      (500)   15.13     (3,000)   18.50
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1998..   431,195    15.95     66,806    13.54
Granted...........................    70,000    10.25     20,248     4.18
Canceled..........................   (70,500)   16.67    (11,124)   15.38
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 1999..   430,695    15.17     75,930    11.05
Granted...........................   268,075     3.87     20,248     4.50
Canceled..........................   (45,300)    9.02    (10,124)   15.50
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 2000..   653,470   $ 9.69     86,054   $ 8.98
                                   ==========          ==========
      The number of shares and average exercise price of options exercisable at December 31, 2000, 1999 and 1998 were 329,000 shares at $13.17, 281,500 shares at $13.66, and 174,000 shares at $15.00 for the 1990
Key Employee
                                   F-22
NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS (Continued)

Stock Incentive Plan and 65,806 at $10.36, 55,682 at $13.55, and 46,558 at
$14.13 for the Outside Directors Plan, respectively. At December 31, 2000 and 1999, 115,280 shares and 338,055 shares, respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 65,821 shares and 75,945 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

     The Company continues to apply the provisions of APB Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations for options granted in 2000, 1999 and 1998. However, pro forma disclosures of net earnings and earnings per share must be made as if SFAS No. 123 had been adopted. Had compensation costs for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the treatment prescribed by SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would be as follows:

 (Dollars in thousands, except per share data)

                                   2000          1999         1998
                               ___________   ___________   __________
    Net income/(loss):

        As reported                $ 622       $ 1,843       $    (3)
        Pro forma                  $ 304         1,513       $  (864)

    Earnings/(Loss) per share:

        As reported                 $.14       $   .40       $  (.00)
        Pro forma                   $.07       $   .33       $  (.19)

     The above pro forma effect takes into consideration only options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of stock options granted during 2000, 1999 and 1998 was $1.78, $5.22, and $11.12, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and included the following assumptions for the years ended December 31, 2000, 1999 and 1998:

                                    2000        1999        1998
                                 __________  __________  __________

      Life expectancy              5 years   5-10 years  5-10 years
      Risk-free interest rate        6%          6%          5%
      Expected volatility           57%         62%         47%
      Dividends per share          $.08        $.08        $.08




                                   F-23


NOTE 12.  CAPITAL STOCK AND STOCK OPTIONS (Continued)

     The exercise price range of options outstanding and exercisable for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:


                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $ 4.00 - $ 9.99    285,771    3.95    $ 3.95      20,248     $ 4.18
  $10.00 - $13.99    347,629    8.05    $12.55     338,434     $13.23
  $14.00 - $16.99    106,124    1.16    $15.20      36,124     $15.83
                   _________                     _________
                     739,524                       394,806
                   =========                     =========

     Included in the $10.00-$13.99 range above are 9,195 options which are not exercisable until (and unless) the stock trades for 20 consecutive trading days at a price of $14.14 and higher and included in the $14.00- $16.99 range above are 70,000 options which are not exercisable until (and unless) the stock trades for 20 consecutive trading days at a price of $19.18 and higher.



























                                     F-24



                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   June 13, 2001


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   June 13, 2001




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: June 13, 2001                     Date: June 13, 2001


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: June 13, 2001                     Date: June 13, 2001



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: June 13, 2001                     Date: June 13, 2001



                                   24