Form 10-Q
period 2001-03-31
STEPHAN CO
filed 2001-07-10
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the Quarterly Period Ended March 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       NO X


                (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Approximate number of shares of Common Stock outstanding
                          as of May 31, 2001:


                              4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              MARCH 31, 2001


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2001 and December 31, 2000            4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2001 and (restated) March 31, 2000           6

           Unaudited Condensed Consolidated Statements of
           Cash Flows for the three months ended
           March 31, 2001 and (restated) March 31, 2000          7-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-14

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    15-16

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                16


SIGNATURES                                                        17

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2000


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This report contains certain "forward-looking" statements. The Stephan Co. and its subsidiaries (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any future results, performance, condition or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate new businesses and the ability to reduce costs; changes in product mix and associated gross profit margins; the final outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this Form 10-Q. The Company does not undertake any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected or anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS




                                   ASSETS




                                               March 31,     December 31,
                                                 2001            2000
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                   $ 13,955,879    $ 13,559,268

 Accounts receivable                            2,593,627       3,026,553

 Inventories                                   10,380,824      10,377,851

 Income taxes receivable                          831,673       1,028,112

 Prepaid expenses and other
  current assets                                  263,257         207,061
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        28,025,260      28,198,845

PROPERTY, PLANT AND EQUIPMENT, net              2,542,803       2,617,521

INTANGIBLE ASSETS, net                         24,488,114      24,736,603

OTHER ASSETS                                    3,148,013       3,215,848
                                             ____________    ____________

   TOTAL ASSETS                              $ 58,204,190    $ 58,768,817
                                             ============    ============










    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             March 31,       December 31,
                                               2001              2000
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,468,295      $  3,001,720

 Current portion of
  long-term debt                              9,125,685         1,519,277
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                 11,593,980         4,520,997

DEFERRED INCOME TAXES                         1,737,045         1,677,805

LONG-TERM DEBT                                1,127,885         9,123,929
                                           ____________      ____________

   TOTAL LIABILITIES                         14,458,910        15,322,731
                                           ____________      ____________

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,269
  Additional paid in capital                 18,417,081        18,477,341
  Retained earnings                          26,635,656        26,336,463
                                           ____________      ____________
                                             45,096,843        44,858,073
  LESS:125,000 CONTINGENTLY
        RETURNABLE SHARES                    (1,351,563)       (1,351,563)
       TREASURY STOCK (16,320 shares
        at December 31, 2000)                      -              (60,424)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 43,745,280        43,446,086
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 58,204,190      $ 58,768,817
                                           ============      ============




    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                             ____________________________
                                                 2001             2000
                                                             (AS RESTATED,
                                                              SEE NOTE 1)
                                             ___________      ___________

NET SALES                                    $ 7,580,368      $ 8,090,879

COST OF GOODS SOLD                             4,222,480        4,434,481
                                             ___________      ___________

GROSS PROFIT                                   3,357,888        3,656,398

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,729,383        2,724,662
                                             ___________     ____________

OPERATING INCOME                                 628,505          931,736

OTHER INCOME(EXPENSE)
  Interest income                                176,317          148,353
  Interest expense                              (205,015)        (226,452)
  Other                                           43,750           43,750
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       643,557          897,387

INCOME TAXES                                     256,152          337,525
                                             ___________      ___________

NET INCOME                                   $   387,405      $   559,862
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .09      $       .13
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,285,577        4,442,745
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Three Months Ended March 31,
                                            ____________________________
                                                 2001            2000
                                                            (AS RESTATED,
                                                             SEE NOTE 1)
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   387,405     $   559,862
                                             ___________     ___________
 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                   96,744         132,941

   Amortization of goodwill                      297,558         265,906

   Amortization of other assets                   29,174          29,894

   Deferred income taxes                          59,240          61,563

   Provision for doubtful accounts                 5,915           6,050

   Changes in operating assets and
   liabilities:

     Accounts receivable                         427,012        (350,359)

     Inventories                                  (2,973)       (249,443)

     Income taxes receivable                     196,439        (135,504)

     Prepaid expenses
      and other current assets                   (56,196)        (54,608)

     Other assets                                 38,661         561,881

     Accounts payable and
      accrued expenses                          (533,425)        (29,457)
                                             ____________    ____________

     Total adjustments                           558,149         238,864
                                             ____________    ____________
Net cash flows provided
 by operating activities                         945,554         798,726
                                             ____________    ____________

                       THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            Three Months Ended March 31,
                                            ____________________________

                                                 2001             2000
                                                             (AS RESTATED,
                                                              SEE NOTE 1)
                                             ___________      ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (22,026)         (70,189)

 Purchase of intangible assets                   (49,069)            -
                                             ____________      ___________

Net cash flows used in
 investing activities                            (71,095)         (70,189)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (389,636)        (392,212)

 Acquisition of treasury stock                      -             (35,993)

 Dividends paid                                  (88,212)         (91,347)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (477,848)        (519,552)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                                396,611          208,985

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          13,559,268       12,079,204
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $13,955,879      $12,288,189
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001





Supplemental Disclosures of Cash Flow Information:



          Interest Paid                      $   189,268      $   247,718
                                             ===========      ===========


          Income Taxes Paid                  $      -         $   685,000
                                             ===========      ===========



     For the quarter ended March 31, 2001, 16,320 shares of treasury stock, with a cost of $60,424 were retired, and for the quarter ended March 31, 2000, 93,600 shares of treasury stock, with a cost of $362,726, were retired.
























    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2001 AND 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three-month period ended March 31, 2001 is not necessarily indicative of the results to be expected for the year ending December 31, 2001. The December 31, 2000 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.

     In November 2000, the Company became aware of certain irregularities involving the improper recording of sales during the period 1998 through 2000. The Company's Audit Committee commenced an investigation utilizing outside counsel and a "Big 5" accounting firm other than the Company's independent auditors. The investigation was completed in April 2001, and the results of the investigation indicated that no cash or other property was misappropriated and the irregularities were committed by an employee of a subsidiary who is no longer employed by the Company. Based upon the findings of the investigation, it was determined that during the period 1998 through 2000, net sales were overstated by approximately $1,379,000. As a result, the Company has restated its unaudited condensed consolidated financial statements for the quarter ended March 31, 2000 from amounts previously reported. The following is a summary of the significant effects of the restatement for the three months ended March 31, 2000:


                                                          As Previously
                                            As Restated     Reported
                                            ___________________________

       Net sales                            $ 8,090,879    $ 8,202,562
       Cost of goods sold                     4,434,481      4,537,157
       Gross Profit                           3,656,398      3,665,405
       Operating income                         931,736        940,743

       Income before taxes                      897,387        906,394
       Income taxes                             337,525        340,947
       Net income                               559,862        565,447
       Basic and diluted earnings per share         .13            .13

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTERS ENDED MARCH 31, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest bearing accounts as of March 31, 2001 and December 31, 2000 were approximately $13,789,000 and $12,995,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTERS ENDED MARCH 31, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


INVENTORIES (continued)

Inventories were as follows:

                                        March 31,          December 31,
                                          2001                 2000
                                      ____________         ____________
Raw materials                         $  2,593,146         $  2,620,048
Packaging and components                 3,700,223            3,700,758
Work in progress                           697,841              703,571
Finished goods                           6,273,748            6,284,531
                                      ____________         ____________
                                        13,264,958           13,308,908
Less: Amount included in
      other assets                      (2,884,134)          (2,931,057)
                                      ____________         ____________

                                      $ 10,380,824         $ 10,377,851
                                      ============         ============

     Raw materials include surfactants, chemicals and fragrances used in the Company's production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the actual bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will be part of the finished product. Finished goods include hair dryers, electric clippers, lather machines, scissors and salon furniture.

     Included in other assets are raw materials, packaging and components inventory not anticipated to be utilized in less than one year.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,285,577 for the quarter ended March 31, 2001 and 4,442,745 for the quarter ended March 31, 2000. For the quarters ended
March 31, 2001 and 2000, the Company had 809,524 and 576,625 outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions,

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2001 AND 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and, in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which are effective for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has as a customer base distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets that sell products to end-users. The Manufacturing segment manufactures products for different subsidiaries of the Company, and also manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:
                                                   INCOME BEFORE
                               NET SALES           INCOME TAXES
                            _______________       _______________

                             Quarter Ended         Quarter Ended
                               March 31,             March 31,
                              2001    2000         2001     2000
                            _______________       _______________
Professional                $ 4,948 $ 5,237       $  239   $  367
Retail                        1,628   2,466          256      324
Manufacturing                 2,644   1,791          311      291
                            _______ _______       ______  _______
   Total                      9,220   9,494          806      982

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2001 AND 2000


NOTE 2: SEGMENT INFORMATION (continued)

                                                   INCOME BEFORE
                               NET SALES           INCOME TAXES
                            _______________       _______________

                             Quarter Ended         Quarter Ended
                               March 31,             March 31,
                              2001    2000         2001     2000
                            _______________       _______________


Intercompany
  Manufacturing              (1,640) (1,403)        (162)     (85)
                            _______ _______       ______  _______
   Consolidated             $ 7,580 $ 8,091       $  644  $   897
                            ======= =======       ======  =======

NOTE 3: LONG TERM DEBT

     The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with a bank. At March 31, 2001, the Company was not in compliance with the current maturity coverage and funded debt ratios, but is currently in discussions with the bank to obtain a waiver for such non-compliance. The long-term portion of the debt ($7,492,500 at March 31, 2001) has been classified as current until such time as a waiver is received from the bank or the loan is refinanced.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's unaudited condensed consolidated financial statements for the quarter ended March 31, 2000 have been restated as more fully discussed in Note 1 to the financial statements. The information included in the following discussion reflects the effects of the restatement.

RESULTS OF OPERATIONS

     For the quarter ended March 31, 2001, net income decreased $173,000 to $387,000, from the $560,000 achieved in the comparable quarter of 2000, principally as a result of a general decline in net sales. Net sales for the first quarter of 2001 decreased approximately $511,000, declining to $7,580,000, compared to sales of $8,091,000 for the first quarter of 2000. This decrease was primarily due to a decline in the net sales of the Retail and Professional lines that was not completely offset by increased private label sales. Management has taken steps that it believes will ultimately increase revenues by restructuring its sales organization and hiring additional sales professionals who it believes can increase the level of sales of the retail lines. The Company also plans to increase the amount of expenditures for advertising and promotion of its retail brands in an effort to increase market exposure. Management believes these changes will create better penetration into the existing market for the retail brands, thereby increasing net sales.

     Earnings per share decreased from $.13 in the first quarter of 2000 to $.09 for the first quarter ended March 31, 2001. As a result of the Company's continuing purchase of shares of common stock, the weighted average number of shares outstanding declined from 4,442,745 for the quarter ended March 31, 2000 to 4,285,577 for the quarter ended March 31, 2001.

      Overall, the gross profit margin decreased to 44.3% for the first quarter of 2001 when compared to the 45.2% achieved in the first quarter of 2000. This decrease was due to a larger volume of private label production comprising first quarter 2001 sales. Typically, private label production carries a lower gross margin than Retail or Professional line sales. Gross profit decreased by approximately $299,000, to $3,358,000, for the first quarter of 2001 compared to the first quarter of 2000 due to the decline in net sales and lower gross profit margins. Efforts and initiatives to reduce costs of sales continue with periodic line reviews and evaluations
of suppliers in an effort to reduce production costs.   However, increases
in the cost of chemicals, componentry and transportation as a result of the protracted upward price pressure experienced with petroleum-based products will necessitate management to continue to emphasize the importance of cost reduction strategies.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

     Selling, general and administrative expenses of $2,729,383 for the first quarter ended March 31, 2001 were comparable to the $2,724,662 incurred in last year's first quarter. While Federal and state income taxes for the quarter ended March 31, 2001 declined over $81,000 from the comparable quarter due to lower earnings, the effective tax rate was slightly higher due to a change in the mix of invested cash, from tax-free holdings with a more volatile interest rate to taxable investments which give a more stable return.

     Interest expense for the first quarter ended March 31, 2001 decreased $21,000 from the quarter ended March 31, 2000, primarily as a result of the repayment of a $400,000 note payable to a bank and a reduction in overall outstanding bank debt. Interest income increased approximately $28,000 due to an increase in invested cash.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased almost $400,000, to $13,956,000 as of March 31, 2001, when compared to December 31, 2000. Accounts receivable decreased $433,000 due to an decrease in Retail and Professional sales. Inventories remained level, at $10,381,000 at March 31, 2001 when compared to inventories at December 31, 2000.

     Total current assets at March 31, 2001 were $28,025,000 compared to $28,199,000 at December 31, 2000. The Company is subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under the loan agreements with a bank. At March 31, 2001, the Company was not in compliance with the current maturity coverage and funded debt ratios, but is currently in discussions with the bank to obtain a waiver for such non-compliance. The long-term portion of the debt ($7,492,500 at March 31, 2001) has been classified as current until such time as a waiver is received from the bank or the loan is refinanced. As a result of the above reclassification, working capital decreased approximately $7,247,000, to $16,431,000 when compared to December 31, 2000.

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
July 10, 2001




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
July 10, 2001