Form 10-Q
period 2001-06-30
STEPHAN CO
filed 2001-08-28
CIK 94056

SECURITIES AND EXCHANGE  COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



                For the Quarterly Period Ended June 30, 2001

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



         Approximate number of shares of Common Stock outstanding
                        as of July 31, 2001:


                              4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2001


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2001 and December 31, 2000             4-5

           Unaudited Condensed Consolidated Statements of
           Operations for the six months ended
           June 30, 2001 and 2000                                 6

           Unaudited Condensed Consolidated Statements of
           Operations for the three months ended
           June 30, 2001 and 2000                                 7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the six months ended
           June 30, 2001 and 2000                                8-9

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                           10-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations.                    16-19

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk               19


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                            20



SIGNATURES                                                       21

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2001


           CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any future results, performance, condition, trends or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, laws; the ability to successfully integrate new businesses and the ability to reduce costs; changes in product mix and associated gross profit margins; the final outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this Form 10-Q. The Company does not undertake any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected, anticipated or implied herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                   ASSETS



                                                June 30,     December 31,
                                                 2001            2000
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                   $  6,467,882    $ 13,559,268

 Certificates of deposit                          832,500            -

 Accounts receivable                            2,851,840       3,026,553

 Inventories                                   10,120,152      10,377,851

 Income taxes receivable                          762,422       1,028,112

 Prepaid expenses and other
  current assets                                  219,748         207,061
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        21,254,544      28,198,845

CERTIFICATE OF DEPOSIT                          7,307,500            -

PROPERTY, PLANT AND EQUIPMENT, net              2,490,999       2,617,521

INTANGIBLE ASSETS, net                         24,195,535      24,736,603

OTHER ASSETS                                    3,180,429       3,215,848
                                             ____________    ____________

   TOTAL ASSETS                              $ 58,429,007    $ 58,768,817
                                             ============    ============







    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30,       December 31,
                                               2001              2000
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,604,400      $  3,001,720

Current portion of
  long-term debt                              1,666,528         1,519,277
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,270,928         4,520,997

DEFERRED INCOME TAXES                         1,801,393         1,677,805

LONG-TERM DEBT                                8,383,910         9,123,929
                                           ____________      ____________

   TOTAL LIABILITIES                         14,456,231        15,322,731
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,269
  Additional paid in capital                 18,417,081        18,477,341
  Retained earnings                          26,863,152        26,336,463
                                           ____________      ____________
                                             45,324,339        44,858,073
  LESS:125,000 CONTINGENTLY
        RETURNABLE SHARES                    (1,351,563)       (1,351,563)
       TREASURY STOCK (16,320 shares
        at December 31, 2000)                      -              (60,424)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 43,972,776        43,446,086
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 58,429,007      $ 58,768,817
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Six Months Ended June 30,
                                             ____________________________

                                                2001             2000
                                                             (AS RESTATED,
                                                              SEE NOTE 1)
                                             ___________      ___________

NET SALES                                    $15,413,587      $16,328,110

COST OF GOODS SOLD                             8,842,280        8,788,368
                                             ___________      ___________

GROSS PROFIT                                   6,571,307        7,539,742

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      5,417,929        5,473,907
                                             ___________     ____________

OPERATING INCOME                               1,153,378        2,065,835

OTHER INCOME(EXPENSE)
  Interest income                                324,983          327,548
  Interest expense                              (405,620)        (438,910)
  Other                                           87,500           87,500
                                             ___________      ___________

INCOME BEFORE TAXES                            1,160,241        2,041,973

INCOME TAXES                                     457,129          773,473
                                             ___________      ___________

NET INCOME                                   $   703,112      $ 1,268,500
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .16      $       .29
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,285,577        4,435,159
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended June 30,
                                             ____________________________

                                                 2001             2000
                                                             (AS RESTATED,
                                                              SEE NOTE 1)
                                             ___________      ___________

NET SALES                                    $ 7,833,219      $ 8,237,231

COST OF GOODS SOLD                             4,619,800        4,353,886
                                             ___________      ___________

GROSS PROFIT                                   3,213,419        3,883,345

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,688,546        2,749,245
                                             ___________     ____________

OPERATING INCOME                                 524,873        1,134,100

OTHER INCOME(EXPENSE)
  Interest income                                148,666          179,195
  Interest expense                              (200,605)        (212,458)
  Other                                           43,750           43,750
                                             ___________      ___________

INCOME BEFORE TAXES                              516,684        1,144,587

INCOME TAXES                                     200,976          435,949
                                             ___________      ___________

NET INCOME                                   $   315,708      $   708,638
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .07      $       .16
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,285,577        4,427,572
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                            ____________________________
                                                 2001            2000
                                                            (AS RESTATED,
                                                             SEE NOTE 1)
                                             ___________     ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   703,112     $ 1,268,500
                                              __________      __________

 Adjustments to reconcile net income to
  cash flows used in
  operating activities:

   Depreciation                                  193,079         265,000
   Amortization                                  590,137         532,168
   Amortization of other assets                   68,992          60,872
   Deferred income taxes                         123,588         122,558
   Provision for doubtful accounts                14,178          75,797

   Changes in operating assets and
   liabilities:

     Certificate of deposit, collateralizing
      refinanced loans                        (8,140,000)           -
     Accounts receivable                         160,536        (873,896)
     Inventories                                 257,699         235,026
     Income taxes receivable                     265,690         (87,541)

     Prepaid expenses
      and other current assets                   (12,687)         10,116
     Other assets                                (33,573)        703,352
     Accounts payable and
      accrued expenses                          (397,320)        195,634
                                             ___________     ___________

     Total adjustments                        (6,909,681)      1,239,086
                                             ___________     ___________
Net cash flows provided
 by operating activities                      (6,206,569)      2,507,586
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six Months Ended June 30,
                                            ____________________________
                                                 2001             2000
                                                             (AS RESTATED,
                                                              SEE NOTE 1)
                                             ___________      ___________
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (66,557)        (102,173)

 Purchase of intangible assets                   (49,069)         (28,850)
                                              ___________      ___________

Net cash flows used in
 investing activities                           (115,626)        (131,023)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (592,768)        (634,426)

 Acquisition of treasury stock                      -            (155,378)

 Dividends paid                                 (176,423)        (182,694)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (769,191)        (972,498)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                             (7,091,386)       1,404,065

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          13,559,268       12,079,204
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 6,467,882      $13,483,269
                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:

          Interest Paid                      $   333,890      $   422,425
                                             ===========      ===========
          Income Taxes Paid                  $      -         $ 1,043,000
                                             ===========      ===========

For the six months ended June 30, 2001, 16,320 shares of treasury stock, with a cost of $60,424 were retired, and for the six months ended June 30, 2000, 93,600 shares of treasury stock, with a cost of $362,726, were retired.

    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2001 AND 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         BASIS OF PRESENTATION:    In the opinion of management, all
adjustments necessary for a fair presentation of financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The December 31, 2000 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.

     In November 2000, the Company became aware of certain irregularities involving the improper recording of sales during the period 1998 through 2000. The Company's Audit Committee commenced an investigation utilizing outside counsel and a "Big 5" accounting firm other than the Company's independent auditors. The investigation was completed in April 2001, and the results of the investigation indicated that no cash or other property was misappropriated and the irregularities were committed by an employee of a subsidiary who is no longer employed by the Company. Based upon the findings of the investigation, it was determined that during the period 1998 through 2000, net sales were overstated by approximately $1,379,000. As a result, the Company has restated its unaudited condensed consolidated financial statements for the six months and quarter ended June 30, 2000 from amounts previously reported. The following is a summary of the significant effects of the restatement for the six months and three months ended June 30, 2000:
                                           Six Months Ended June 30, 2000
                                                          As Previously
                                            As Restated     Reported
                                            ___________________________

       Net sales                            $ 16,328,110   $ 16,384,425
       Cost of goods sold                      8,788,368      8,929,341
       Gross Profit                            7,539,742      7,455,084
       Selling, general and
        administrative expenses                5,473,907      5,523,907
       Operating income                        2,065,835      1,931,177

       Income before taxes                     2,041,973      1,907,315
       Income taxes                              773,473        722,303
       Net income                              1,268,500      1,185,012
       Basic and diluted earnings per share          .29            .27

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2001 AND 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                          Three Months Ended June 30, 2000
                                                          As Previously
                                            As Restated     Reported
                                            ___________________________

       Net sales                            $ 8,237,231    $ 8,181,863
       Cost of goods sold                     4,353,886      4,392,184
       Gross Profit                           3,883,345      3,789,679
       Selling, general and
        administrative expenses               2,749,245      2,799,245
       Operating income                       1,134,100        990,434

       Income before taxes                    1,144,587      1,000,921
       Income taxes                             435,949        381,356
       Net income                               708,638        619,565
       Basic and diluted earnings per share         .16            .14


       NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products principally throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has allocated its business into three segments, which are professional hair care products and distribution, retail personal care products and manufacturing.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2001 AND 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of June 30, 2001 and December 31, 2000 were approximately $13,794,065 and $12,995,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, as follows:


                                         June 30,          December 31,
                                          2001                 2000
                                      ____________         ____________
Raw materials                         $  2,805,226         $  2,620,048
Packaging and components                 3,298,058            3,700,758
Work in progress                           709,172              703,571
Finished goods                           6,017,132            6,284,531
                                      ____________         ____________
                                        12,829,588           13,308,908
Less: Amount included in
      other assets                      (2,709,436)          (2,931,057)
                                      ____________         ____________

                                      $ 10,120,152         $ 10,377,851
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

     BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,285,577 for the six months ended June 30, 2001 and 4,435,159 for the six months ended June 30, 2000. The weighted average number of shares outstanding was 4,285,577 for the quarter ended June 30, 2001 and 4,427,572 for the quarter ended June 30, 2000.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2001 AND 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     For the quarter and six months ended June 30, 2001 and 2000, the Company had 809,524 and 576,625 outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

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

     In July, 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company is performing a review of SFAS No. 142, which will be adopted on January 1, 2002, to determine the impact on the financial statements.

NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has as a customer base distributors which purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment is mass merchandisers,

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2001 AND 2000

NOTE 2: SEGMENT INFORMATION (continued)

chain drug stores and supermarkets which sell products to end users. The Manufacturing segment manufactures products for other subsidiaries of the Company, and also manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated revenues. Income Before Income Taxes, as shown below, reflects the allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:


                                 NET SALES           NET SALES
                              _______________     _______________
                                 Six Months        Three Months
                               Ended June 30,      Ended June 30,
                                2001    2000        2001     2000
                              _______________     _______________
Professional                  $ 9,665 $10,348     $ 4,718 $ 5,110
Retail                          3,988   4,883       2,360   2,417
Manufacturing                   5,444   4,078       2,799   2,288
                              _______ _______     _______ _______
   Total                       19,097  19,309       9,877   9,815

Intercompany
  Manufacturing                (3,683) (2,981)     (2,044) (1,578)
                              _______ _______     _______ _______
   Consolidated               $15,414 $16,328     $ 7,833 $ 8,237
                              ======= =======     ======= =======

                               INCOME BEFORE       INCOME BEFORE
                               INCOME TAXES        INCOME TAXES
                              _______________     _______________

                                 Six Months         Three Months
                               Ended June 30,      Ended June 30,
                                2001    2000        2001     2000
                              _______________     _______________
Professional                  $   538 $   947     $  300   $  580
Retail                            413     787        157      463
Manufacturing                     209     308         60      102
                              _______ _______     ______  _______

   Consolidated               $ 1,160 $ 2,042     $  517  $ 1,145
                              ======= =======     ======  =======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED JUNE 30, 2001 AND 2000

NOTE 3: LONG TERM DEBT

     On August 9, 2001, the outstanding debt payable to a bank was refinanced with another bank. The loan has the same payment terms as the previous loan, but is collateralized by certificates of deposit in an amount equal to the loan ($8,140,000 at August 9, 2001). The new loan bears an interest rate of 50 basis points (currently 4.03%) above the certificate of deposit rate for the term of the loan, which is 3.53%, and resets annually. The certificate of deposit that collateralizes the long-term portion of the note payable has been classified as a non-current asset. The new loan does not have any financial covenants that the Company has to meet.

NOTE 4: COMMITMENTS AND CONTINGENCIES

     On March 5, 2001, the Company announced that the Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value, including the consideration of a possible bid by several members of the Company's management and directors, exclusive of the committee members, forming a group to purchase all of the Company's outstanding capital stock in a going-private transaction. This group would expect to continue the Company's business generally as it is currently operated. The process will involve retaining independent legal counsel and investment banking advisors to advise and assist in the evaluation. It is estimated that costs associated with this process will be in excess of $600,000. On July 30, 2001, the Special Committee of the Board of Directors selected SunTrust Robinson Humphrey Capital Markets as its investment bankers in respect of such transaction.

     There has been no change in the status of any pending litigation since last reported in the financial statements for the year ended December 31, 2000.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's unaudited condensed consolidated financial statements for the six months and quarter ended June 30, 2000 have been restated as more fully discussed in Note 1 to the financial statements. The information included in the following discussion reflects the effects of the restatement.

RESULTS OF OPERATIONS

     For the six months ended June 30, 2001, net sales were $15,414,000, compared to $16,328,000 achieved in the corresponding six months of 2000. The sales decline was primarily due to continued consolidation in the Retail and Professional segments of the Company. Retail sales declined over $900,000 and Professional sales declined over $500,000. The net overall decline in sales was partially offset by an increase in private label manufacturing of over $475,000. As a result of the decline in sales, gross profit for the six months ended June 30, 2001, was $6,571,000 compared to the gross profit of $7,540,000 achieved for the corresponding six month period in 2000. Cost of sales for the six months ended June 30, 2001 was $8,842,000, an increase of $54,000 when compared to the cost of sales of $8,788,000 for the six months ended June 30, 2000. This increase in cost of sales was due to a continuing change in the product mix of sales and, as a result, gross profit margin declined from the 46.2% for the six months ended June 30, 2000 to 42.6% for the six months ended June 30, 2001.

     Selling, general and administrative expenses for the six months ended June 30, 2001 decreased by $56,000, to $5,418,000, when compared to last year's corresponding six month period total of $5,474,000. The Company continues to control these expenses, even with increased spending as a result of the Company's decision to evaluate strategic alternatives to enhance shareholder value, as discussed in Note 4 of the unaudited condensed consolidated financial statements.

     Net income for the six months ended June 30, 2001 was $703,000, compared to $1,269,000 achieved for the six months ended June 30, 2000. Basic and diluted earnings per share were $0.16 for the six months ended June 30, 2001, compared to $.29 for the six months ended June 30, 2000.

     Interest income of $325,000 for the six months ended June 30, 2001 was comparable to the $328,000 earned in the corresponding six months of 2000. Although the Company had more cash invested in 2001, it received lower interest rates on its investments as overall interest rates continue to decline. As a result, interest income declined over $30,000 for the quarter ended June 30, 2001 when compared to interest income in the second quarter of 2000.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

     Interest expense for the six months ended June 30, 2001 decreased approximately $33,000 from the corresponding period in 2000 as a result of lower outstanding indebtedness. It is anticipated that interest expense will continue to decline as a result of the refinancing of the outstanding debt in the third quarter of 2001, as more fully discussed in Note 3 to the unaudited condensed consolidated financial statements. For the quarter ended June 30, 2001, interest expense decreased approximately $12,000 from the three month period ended June 30, 2000.

     Net sales for the quarter ended June 30, 2001 were $7,833,000 compared to the $8,237,000 achieved in the corresponding quarter of 2000. This 5% decline in sales, amounting to $404,000, was due to the reasons indicated above relative to the sales decline for the six months ended June 30, 2001. For the quarter ended June 30, 2001, gross profit declined $670,000 to $3,213,000 when compared to the corresponding three month period in 2000. This decline was primarily a result of the change in the sales mix of the Company, as discussed above. Gross profit margin declined to 41% in the second quarter of 2001, from the 47.1% achieved in the corresponding quarter of 2000, again due to the sales mix discussed previously.

     For the quarter ended June 30, 2001, selling, general and admin-istrative expenses decreased $61,000, compared to the corresponding second quarter of 2000. Other income consists of a quarterly royalty fee of $43,750, received in both the first and second quarters of 2001, from the licensing of Frances Denney products.

     Net income for the quarter ended June 30, 2001 was $316,000, compared to $709,000 achieved in the second quarter of 2000. Basic and diluted earnings per share for the second quarter of 2001 were $.07, compared to the $.16 achieved for the corresponding quarter in 2000.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,049,000 from December 31, 2000, to $14,608,000 at June 30, 2001, despite increased spending in connection with legal and professional expenses. Accounts receivable decreased approximately $175,000 as a result of a decline in sales, while inventories declined over $250,000 from the amount of inventory on hand at December 31, 2000.

     Total current assets at June 30, 2001 were $21,255,000 compared to $28,199,000 at December 31, 2000. On August 9, 2001, the outstanding debt payable to a bank was refinanced with another bank. The loan has the same payment terms as the previous loan, but is collateralized by certificates

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

of deposit in an amount equal to the loan ($8,140,000 at August 9, 2001). The certificate of deposit that collateralizes the long-term portion of the note payable has been classified as a non-current asset, so working capital decreased approximately $6,694,000 to $16,984,000 when compared to December 31, 2000.

     On March 5, 2001, the Company announced that the Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value, including the consideration of a possible bid by several members of the Company's management and directors, exclusive of the committee members, forming a group to purchase all of the Company's outstanding capital stock in a going-private transaction. This group would expect to continue the Company's business generally as is currently operated. The process involves retaining independent legal counsel and investment banking advisors to advise and assist in the evaluation. It is estimated that costs associated with this process will be in excess of $600,000. On July 30, 2001, the Special Committee of the Board of Directors selected SunTrust Robinson Humphrey Capital Markets as its investment bankers in respect of such transaction.

NEW FINANCIAL ACCOUNTING STANDARDS

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

     In July, 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

tested for impairment on an annual basis. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company is performing a review of SFAS No. 142, which will be adopted on January 1, 2002, to determine the impact on the financial statements.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2001 AND 2000




                    PART II.  OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS



     There has been no change in the status of any pending litigation since Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2000.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 28, 2001




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
August 28, 2001

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.





_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 28, 2001





___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
August 28, 2001





















                                  21