Form 10-Q/A
period 2000-09-30
STEPHAN CO
filed 2001-11-19
CIK 94056

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q\A


    Amendment # 1 to Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


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

                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2000 (restated)
           and December 31, 1999                                 4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2000 and 1999 (restated)                 6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2000 and 1999 (restated)                 7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2000 and 1999 (restated)                8-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-17

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     18-20

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                20


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             21

           ITEM 4.  Submission of matters to a vote of
                    Security Holders                            21-22

           ITEM 5.  Other Information                             22

           ITEM 6.  Exhibits and Reports on Form 8-K              22


SIGNATURES                                                        23

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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; the ability to successfully integrate new businesses and the ability to reduce costs; changes in product mix and associated gross profit margins; the final outcome of litigation commenced against the Company in respect of its overstatement of operating results for 1998 interim periods and any risks, uncertainties and problems inherent in such litigation; and other factors or events referenced in this amended Form 10-Q. The Company does not undertake any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

          Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected or anticipated herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS



                                             September 30,   December 31,
                                                 2000            1999
                                             (AS RESTATED,
                                              SEE NOTE 1)
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                   $ 13,027,736    $ 12,079,204

 Accounts receivable, net                       2,917,477       2,992,955

 Inventories                                   11,685,557      11,954,191

 Income taxes receivable                          879,734         129,140

 Prepaid expenses and
  other current assets                            405,883         291,010
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        28,916,387      27,446,500

PROPERTY, PLANT AND EQUIPMENT, net              2,842,188       2,800,379

INTANGIBLE ASSETS, net                         25,033,453      25,855,739

OTHER ASSETS, net                               2,256,674       3,332,708
                                             ____________    ____________

   TOTAL ASSETS                              $ 59,048,702    $ 59,435,326
                                             ============    ============











    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,     December 31,
                                               2000              1999
                                           (AS RESTATED,
                                            SEE NOTE 1)
                                           _____________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,045,454      $  1,856,669

 Note payable to bank                           400,000           400,000

 Current portion of
  long-term debt                              1,260,783         1,468,596
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,706,237         3,725,265

DEFERRED INCOME TAXES, net                    1,484,948         1,442,950

LONG-TERM DEBT                                9,687,963        10,418,320
                                           ____________      ____________

   TOTAL LIABILITIES                         14,879,148        15,586,535
                                           ____________      ____________
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,306            46,610
  Additional paid in capital                 18,491,585        19,404,559
  Retained earnings                          27,053,974        26,075,919
                                           ____________      ____________
                                             45,589,865        45,527,088
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
   TREASURY STOCK (18,380 shares at
    September 30, 2000 and 84,600
    shares at December 31, 1999)                (68,748)         (326,734)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 44,169,554        43,848,791
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 59,048,702      $ 59,435,326
                                           ============      ============

    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (AS RESTATED, SEE NOTE 1)




                                             Nine Months Ended Sept. 30,
                                            _____________________________

                                                 2000             1999
                                            ____________     ____________

NET SALES                                    $24,131,072      $26,577,614

COST OF GOODS SOLD                            13,708,603       14,501,242
                                             ___________      ___________

GROSS PROFIT                                  10,422,469       12,076,372

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      8,396,863        9,183,847
                                             ___________     ____________

OPERATING INCOME                               2,025,606        2,892,525

OTHER INCOME(EXPENSE)
  Interest income                                508,199          308,247
  Interest expense                              (648,486)        (698,509)
  Royalty income                                 131,250          470,000
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                     2,016,569        2,972,263

INCOME TAX EXPENSE                               765,043        1,150,070
                                             ___________      ___________

NET INCOME                                   $ 1,251,526      $ 1,822,193
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .28      $       .40
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,418,128        4,581,345
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (AS RESTATED, SEE NOTE 1)


                                             Three Months Ended Sept. 30,
                                            _____________________________

                                                 2000             1999
                                            ____________     ____________

NET SALES                                    $ 7,802,962      $ 9,093,101

COST OF GOODS SOLD                             4,920,235        5,078,371
                                             ___________      ___________

GROSS PROFIT                                   2,882,727        4,014,730

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,922,956        2,996,080
                                             ___________     ____________

OPERATING (LOSS)/INCOME                          (40,229)       1,018,650

OTHER INCOME(EXPENSE)
  Interest income                                180,651          118,791
  Interest expense                              (209,576)        (264,484)
  Royalty income                                  43,750           40,000
                                             ___________      ___________

(LOSS)/INCOME BEFORE INCOME TAXES                (25,404)         912,957

INCOME TAX (BENEFIT)/EXPENSE                      (8,429)         367,270
                                             ___________      ___________

NET (LOSS)/INCOME                            $   (16,975)     $   545,687
                                             ===========      ===========

BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE  $      (.00)     $       .12
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,384,065        4,549,003
                                             ===========      ===========







    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AS RESTATED, SEE NOTE 1)


                                             Nine Months Ended Sept. 30,
                                             ___________________________

                                                 2000             1999
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $ 1,251,526     $ 1,822,193
                                              __________      __________
 Adjustments to reconcile net income to
  cash flows provided by operating activities:

   Depreciation                                  318,229         375,795

   Amortization                                  968,984         893,033

   Deferred income taxes                          41,998         244,117

   Provision for doubtful accounts               100,903         119,640

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (124,765)       (134,439)

     Inventory                                   268,634         948,477

     Income taxes receivable                    (750,594)        625,439

     Prepaid expenses
      and other current assets                  (114,873)       (126,282)

     Other assets                              1,076,034         415,761

     Accounts payable and
      accrued expenses                           188,785        (265,322)
                                             ___________     ___________

     Total adjustments                         1,973,335       3,096,219
                                             ___________     ___________
Net cash flows provided
 by operating activities                       3,224,861       4,918,412
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AS RESTATED, SEE NOTE 1)


                                             Nine Months Ended Sept. 30,
                                             ____________________________

                                                 2000             1999
                                             ____________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                 (260,698)        (227,167)

 Purchase of intangible assets                  (146,698)         (47,664)

 Cash on deposit with trustee                       -              93,994
                                              ___________      ___________

Net cash flows used in
 investing activities                           (407,396)        (180,837)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (938,170)      (1,347,041)

 Acquisition of treasury stock                  (657,292)        (268,134)

 Dividends paid                                 (273,471)        (283,551)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,868,933)      (1,898,726)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                                948,532        2,838,849

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          12,079,204        8,081,762
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $13,027,736      $10,920,611
                                             ===========      ===========






    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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

     For the nine months ended September 30, 2000, equipment valued at $99,340 was purchased from a customer and the purchase price was applied against a portion of the outstanding account receivable.






















    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments necessary for a fair presentation of the Company's financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The December 31, 1999 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the years ended December 31, 1999 and 1998 appearing in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     In November 2000, the Company became aware of certain irregularities involving the improper recording of sales during the period 1998 through 2000. The Company's Audit Committee commenced an investigation utilizing outside counsel and a "Big 5" accounting firm other than the Company's independent auditors. The investigation was completed in April 2001, and the results of the investigation indicated that no cash or other property was misappropriated and the irregularities were committed by an employee of a subsidiary who is no longer employed by the Company. Based upon the findings of the investigation, it was determined that during the period 1998 through 2000, net sales were overstated by approximately $1,379,000. As a result, the Company has restated its unaudited condensed consolidated financial statements as of September 30, 2000 and for the nine and three month periods ended September 30, 2000 and 1999 from amounts previously reported. The following is a summary of the significant effects of the restatements as of September 30, 2000 and for the nine and three months ended September 30, 2000 and 1999:

                                                            As Previously
                                              As Restated     Reported
                                             ____________________________
     As of September 30, 2000:
       Accounts receivable                   $  2,917,477   $  3,242,402
       Inventories                             11,685,557     11,703,771
       Income taxes receivable                    879,734        537,834
       Accounts payable and accrued expenses    2,045,454      2,095,454
       Retained earnings                       27,053,974     27,005,213

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                                                           As Previously
                                              As Restated    Reported
                                            ___________________________

     For the nine months ended
      September 30, 2000:
       Net sales                               24,131,072     23,964,189
       Cost of goods sold                      13,708,603     13,726,817
       Gross Profit                            10,422,469     10,237,372
       Selling, general and
        administrative expenses                 8,396,863      8,446,863
       Operating income                         2,025,606      1,790,509

       Income before income taxes               2,016,569      1,781,472
       Income tax expense                         765,043        675,706
       Net income                               1,251,526      1,105,766
       Basic and diluted earnings per share           .28            .25


     For the three months ended
      September 30, 2000:
       Net sales                                7,802,962      7,579,764
       Cost of goods sold                       4,920,235      4,797,476
       Gross Profit                             2,882,727      2,782,288
       Operating loss                             (40,229)      (140,668)

       Loss before income tax benefit             (25,404)      (125,843)
       Income tax benefit                          (8,429)       (46,596)
       Net loss                                   (16,975)       (79,247)
       Basic and diluted loss per share              (.00)          (.02)


     For the nine months ended
      September 30, 1999:
       Net sales                               26,577,614     26,547,208
       Cost of goods sold                      14,501,242     14,671,898
       Gross Profit                            12,076,372     11,875,310
       Operating income                         2,892,525      2,691,463

       Income before income taxes               2,972,263      2,771,201
       Income tax expense                       1,150,070      1,059,704
       Net income                               1,822,193      1,711,497
       Basic and diluted earnings per share           .40            .37

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                           As Previously
                                              As Restated    Reported
                                            ____________________________

     For the three months ended
      September 30, 1999:
       Net sales                                9,093,101      9,195,244
       Cost of goods sold                       5,078,371      5,134,550
       Gross Profit                             4,014,730      4,060,694
       Operating income                         1,018,650      1,064,614

       Income before income taxes                 912,957        958,921
       Income tax expense                         367,270        380,140
       Net income                                 545,687        578,781
       Basic and diluted earnings per share           .12            .13


          NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products principally throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has allocated substantially all of its business into three segments; Professional hair care products and distribution, Retail personal care products and Manufacturing.

          USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit and short-term municipal bonds having maturities of 90 days or less. Also included in cash and cash equivalents is a $400,000 certificate of deposit pledged as collateral against a $400,000 note payable to a bank. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest bearing accounts as of September 30, 2000 and December 31, 1999 were approximately $12,500,000 and $11,264,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.


Inventories were as follows:

                                      September 30,        December 31,
                                          2000                 1999
                                      ____________         ____________
Raw materials                         $  2,763,684         $  2,490,406
Packaging and components                 3,822,671            4,187,055
Work in progress                           839,203              938,698
Finished goods                           6,363,852            7,257,713
                                      ____________         ____________
                                        13,789,410           14,873,872
Less: Amount included in
      other assets                      (2,103,853)          (2,919,681)
                                      ____________         ____________

                                      $ 11,685,557         $ 11,954,191
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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,418,128 for the nine months ended September 30, 2000 and 4,581,345 for the nine months ended September 30, 1999. The weighted average number of shares outstanding was 4,384,065 for the quarter ended September 30, 2000 and 4,549,003 for the quarter ended September 30, 1999. For the quarter and nine months ended September 30, 2000 and 1999, the Company had 739,524 and 506,625 outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

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

     The Company conducts operations primarily in the United States and

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 2: SEGMENT INFORMATION (continued)

sales to international customers are not material to its consolidated revenues. Income/(Loss) Before Income Taxes as shown in the table below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:


                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months         Three Months
                              Ended Sept. 30,     Ended Sept. 30,
                                2000    1999        2000     1999
                              _______________     _______________
Professional                  $16,024 $17,055     $ 5,675 $ 6,278
Retail                          6,630   7,486       1,747   2,315
Manufacturing                   6,308   9,526       2,230   3,063
                              _______ _______     _______ _______
   Total                       28,962  34,067       9,652  11,656

Intercompany
  Manufacturing                (4,831) (7,489)     (1,849) (2,563)
                              _______ _______     _______ _______
   Consolidated               $24,131 $26,578     $ 7,803 $ 9,093
                              ======= =======     ======= =======



                               INCOME BEFORE   (LOSS)/INCOME BEFORE
                               INCOME TAXES        INCOME TAXES
                              _______________     _______________

                                Nine Months         Three Months
                              Ended Sept. 30,     Ended Sept. 30,
                                2000    1999        2000     1999
                              _______________     _______________
Professional                  $   980 $ 1,461     $   33   $  919
Retail                            764   1,422         15       28
Manufacturing                     273      89        (73)     (35)
                              _______ _______     ______  _______

   Consolidated               $ 2,017 $ 2,972     $  (25) $   913
                              ======= =======     ======  =======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


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

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company's unaudited condensed consolidated financial statements as of September 30, 2000 and for the quarter and nine-months ended September 30, 2000 and 1999 have been restated as more fully discussed in Note 1 to the financial statements. The information included in the following discussion reflects the effects of such restatements.

RESULTS OF OPERATIONS

     Net income of $1,252,000 for the nine months ended September 30, 2000 declined when compared to the $1,822,000 achieved in the nine months ended September 30, 1999, largely as a result of a decrease in net sales and a trademark licensing fee recognized in 1999. For the nine months ended September 30, 2000, net sales were $24,131,000, compared to $26,578,000 achieved in the nine months ended September 30, 1999, a decline of $2,447,000. For the three months ended September 30, 2000, the Company had a net loss of $17,000, compared to net income of $546,000 achieved for the three months ended September 30, 1999. Principally as a result of the decline in net sales, gross profit for the nine months ended September 30, 2000, was $10,422,000, compared to the gross profit of $12,076,000 achieved for the corresponding nine month period in 1999. For the quarter ended September 30, 2000, gross profit declined $1,132,000 to $2,883,000 when compared to the same three-month period in 1999. Basic earnings per share were $0.28 for the nine months ended September 30, 2000, compared to $.40 for the nine months ended September 30, 1999.

     Overall, the Company experienced a decline in sales in all three segments of the business in the nine-month period ended September 30, 2000, with the Professional segment declining over $1,000,000 and the Retail segment declining over $850,000. Sales from private label manufacturing declined $790,000. The overall sales decline referenced above was primarily due to continued consolidation in the Retail and Professional segments and related Manufacturing sales. As a result, the gross profit margin continued to decline due to a continuing change in the mix of business, with higher margin "wet goods" in the Professional and Retail segments declining more than other "hard goods" sales.

     Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased by $787,000, to $8,397,000, when compared to the corresponding nine month period of 1999, when it was total of $9,184,000. This decline was achieved by savings across the entire Company, particularly in payroll, commissions and royalties, rent, freight and office expenses.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


     Net sales for the three months ended September 30, 2000 declined $1,290,000, to $7,803,000 compared to net sales of $9,093,000 achieved in the comparable third quarter of 1999. This decline in net sales was due principally to the reasons indicated above relative to the sales decline for the nine months ended September 30, 2000. Basic earnings per share, for the three months ended September 30, 2000 was a loss of ($.00), compared to income of $0.12 per share for the three month period ended September 30, 1999.

     For the quarter ended September 30, 2000, selling, general and admin-istrative expenses decreased slightly, to $2,923,000, when compared to $2,996,000 for the corresponding quarter of 1999. While the Company continued its efforts to control these expenses, there can be no assurances that these expenses will decline in the future.

     Interest income for the nine months ended September 30, 2000 increased $200,000 over the corresponding nine-month period of 1999 as a result of having more cash invested and the increase in the interest rates the Company was receiving on its investments. For these same reasons, interest income for the third quarter of 2000 showed an increase of $62,000 when compared to the quarter ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 decreased approximately $50,000 from the corresponding nine-month period of 1999. For the three months ended September 30, 2000, interest expense decreased almost $55,000 from the three-month period ended September 30, 1999. Other income is comprised of a $43,750 quarterly royalty fee from the licensing of Frances Denney products. This minimum fee increased in 2000 from the $40,000 fee received in each quarter of 1999. In 1999, the Company received a one-time licensing fee of $350,000 for the use of the "Image" trademark on certain fragrances marketed in a limited number of countries in which Image has trademark rights. This fee was non-refundable and no future obligations exist with respect to the license granted.

     The provision for income taxes for the nine-months ended September 30, 2000 was $765,000, a decrease of $385,000 from the $1,150,000 provided for the nine-months ended September 30, 1999. For the three-months ended September 30, 2000, the Company had a small tax benefit as a result of the loss for the quarter ended September 30, 2000.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased almost $950,000 from December 31, 1999, to $13,028,000 at September 30, 2000, despite spending over $657,000 to repurchase 181,200 shares of the Company's outstanding common stock. Accounts receivable decreased slightly as the result of an overall decrease in sales. Inventories were relatively constant, decreasing approximately $270,000 from the amount of inventory on hand at December 31, 1999, to $11,686,000 at September 30, 2000.

     Total current assets at September 30, 2000 were $28,916,000 compared to $27,447,000 at December 31, 1999. Working capital increased $1,488,000 when compared to December 31, 1999. The Company was subject to various financial covenants with respect to working capital, current maturity coverage and funded debt ratios under a loan agreement with a bank. At September 30, 2000, the Company was in compliance with such covenants.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Stockholders was held on Friday, September 1, 2000. The following individuals, representing the two Class II directors, were duly elected by the vote indicated below to be directors of the Company by the holders of a majority of the outstanding shares of common stock of the Company, until the annual meeting of stockholders to be held in 2002.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2000 AND 1999



                 PART II.  OTHER INFORMATION (Continued)



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)


     In addition, the Company's shareholders approved an extension of the 1990 Key Employee Stock Incentive Plan, as amended, until 2010, with 2,318,342 votes cast in favor of the extension and 437,563 against, as well as approving an extension of the 1990 Directors' Stock Option Plan, as amended, with 2,325,926 votes cast for the extension and 423,330 against.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27:  Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 19, 2001




  /s/ David A. Spiegel
___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
November 19, 2001

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.





_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 19, 2001





___________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
November 19, 2001




















                                  23