Form 10-Q
period 2001-09-30
STEPHAN CO
filed 2001-11-19
CIK 94056

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



             For the Quarterly Period Ended: September 30, 2001

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


                (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



         Approximate number of shares of Common Stock outstanding
                        as of October 31, 2001:


                              4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2001


                                    INDEX


                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2001 and December 31, 2000        4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2001 and 2000                            6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2001 and 2000                            7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2001 and 2000                           8-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     16-19

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                19


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             20


SIGNATURES                                                        21

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 2001



          CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any results, performance, condition, trends or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, laws; the ability to successfully integrate new businesses and the ability to reduce costs; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q. The Company does not undertake any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

          Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected, anticipated or implied herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS



                                             September 30,   December 31,
                                                 2001            2000
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                   $  6,672,887    $ 13,559,268

 Certificates of deposit                          832,500            -

 Accounts receivable, net                       2,478,365       3,026,553

 Inventories                                   10,209,535      10,377,851

 Income taxes receivable                          812,457       1,028,112

 Prepaid expenses and
  other current assets                            372,894         207,061
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        21,378,638      28,198,845

CERTIFICATE OF DEPOSIT                          7,307,500            -

PROPERTY, PLANT AND EQUIPMENT, net              2,438,307       2,617,521

INTANGIBLE ASSETS, net                         23,892,996      24,736,603

OTHER ASSETS, net                               3,084,134       3,215,848
                                             ____________    ____________

   TOTAL ASSETS                              $ 58,101,575    $ 58,768,817
                                             ============    ============









    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,     December 31,
                                               2001              2000
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,929,612      $  3,001,720

 Current portion of
  long-term debt                              1,416,528         1,519,277
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,346,140         4,520,997

DEFERRED INCOME TAXES, net                    1,799,660         1,677,805

LONG-TERM DEBT                                8,161,172         9,123,929
                                           ____________      ____________

   TOTAL LIABILITIES                         14,306,972        15,322,731
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,269
  Additional paid in capital                 18,417,080        18,477,341
  Retained earnings                          26,684,980        26,336,463
                                           ____________      ____________
                                             45,146,166        44,858,073
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
   TREASURY STOCK (16,320 shares
    at December 31, 2000)                          -              (60,424)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 43,794,603        43,446,086
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 58,101,575      $ 58,768,817
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Nine Months Ended Sept. 30,
                                            _____________________________

                                                 2001             2000
                                            ____________     ____________

NET SALES                                    $21,997,742      $24,131,072

COST OF GOODS SOLD                            12,568,110       13,708,603
                                             ___________      ___________

GROSS PROFIT                                   9,429,632       10,422,469

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      8,481,498        8,396,863
                                             ___________     ____________

OPERATING INCOME                                 948,134        2,025,606

OTHER INCOME(EXPENSE)
  Interest income                                511,621          508,199
  Interest expense                              (563,373)        (648,486)
  Royalty income                                 131,250          131,250
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                     1,027,632        2,016,569

INCOME TAXES                                     414,481          765,043
                                             ___________      ___________

NET INCOME                                   $   613,151      $ 1,251,526
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .14      $       .28
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,285,577        4,418,128
                                             ===========      ===========







    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended Sept. 30,
                                            _____________________________

                                                 2001             2000
                                            ____________     ____________

NET SALES                                    $ 6,584,155      $ 7,802,962

COST OF GOODS SOLD                             3,725,830        4,920,235
                                             ___________      ___________

GROSS PROFIT                                   2,858,325        2,882,727

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      3,063,569        2,922,956
                                             ___________     ____________

OPERATING LOSS                                  (205,244)         (40,229)

OTHER INCOME(EXPENSE)
  Interest income                                186,638          180,651
  Interest expense                             ( 157,753)        (209,576)
  Royalty income                                  43,750           43,750
                                             ___________      ___________

LOSS BEFORE INCOME TAX BENEFIT                  (132,609)         (25,404)

INCOME TAX BENEFIT                               (42,648)          (8,429)
                                             ___________      ___________

NET LOSS                                     $   (89,961)     $   (16,975)
                                             ===========      ===========

BASIC AND DILUTED LOSS PER SHARE             $      (.02)     $      (.00)
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                          4,285,577        4,384,065
                                             ===========      ===========






    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended Sept. 30,
                                             ___________________________

                                                 2001            2000
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   613,151     $ 1,251,526
                                             ___________     ____________

 Adjustments to reconcile net income to
  cash flows used in operating activities:

   Depreciation                                  283,825         318,229
   Amortization                                  893,514         879,462
   Amortization of other assets                  101,461          89,520
   Deferred income taxes                         121,855          41,998
   Provision for doubtful accounts                17,068         100,903

   Changes in operating assets and
   liabilities:

     Certificate of deposit, collateralizing
      refinanced loan                         (8,140,000)           -
     Accounts receivable                         531,120        (124,765)
     Inventories                                 168,316         268,634
     Income taxes receivable                     215,655        (750,594)

     Prepaid expenses
      and other current assets                  (165,833)       (114,873)
     Other assets                                 30,253       1,076,036
     Accounts payable and accrued expenses       (72,108)        188,755
                                             ___________     ___________

     Total adjustments                        (6,014,874)      1,973,335
                                             ___________     ___________
Net cash flows (used in)/provided
 by operating activities                      (5,401,723)      3,224,861
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                             Nine Months Ended Sept. 30,
                                             ____________________________

                                                 2001             2000
                                             ____________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                 (104,611)        (260,698)

 Purchase of intangible assets                   (49,907)        (146,698)
                                              ___________      ___________

Net cash flows used in
 investing activities                           (154,518)        (407,396)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (9,205,506)        (938,170)

 Proceeds from note payable to bank            8,140,000             -

 Acquisition of treasury stock                      -            (657,292)

 Dividends paid                                 (264,634)        (273,471)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,330,140)      (1,868,933)
                                             ___________      ___________
(DECREASE)/INCREASE IN CASH AND
 CASH EQUIVALENTS                             (6,886,381)         948,532

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          13,559,268       12,079,204
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 6,672,887      $13,027,736
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001







Supplemental Disclosures of Cash Flow Information:



          Interest Paid                      $   550,232      $   604,688
                                             ===========      ===========


          Income Taxes Paid                  $      -         $ 1,350,500
                                             ===========      ===========



     For the nine months ended September 30, 2001, 16,320 shares of treasury stock, with a cost of $60,424, were retired, and for the nine months ended September 30, 2000, 230,400 shares of treasury stock, with a cost of $915,280, were retired.

     For the nine months ended September 30, 2000, equipment valued at $99,340 was purchased from a customer and the purchase price was applied against a portion of the outstanding account receivable.




















    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the nine and three-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The December 31, 2000 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

         USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit, and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest bearing accounts as of September 30, 2001 and December 31, 2000 were approximately $6,060,000 and $12,995,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                      September 30,        December 31,
                                          2001                 2000
                                      ____________         ____________
Raw materials                         $  2,525,897         $  2,620,048
Packaging and components                 3,340,232            3,700,758
Work in progress                           712,029              703,571
Finished goods                           6,304,352            6,284,531
                                      ____________         ____________
                                        12,882,510           13,308,908
Less: Amount included in
      other assets                      (2,672,975)          (2,931,057)
                                      ____________         ____________

                                      $ 10,209,535         $ 10,377,851
                                      ============         ============

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the actual bottles or containers (plastic or glass), jars, caps, pumps and similar materials that become part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture. Included in other assets are raw materials, packaging and components inventory not anticipated to be utilized in less than one year.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,285,577 for the nine months ended September 30, 2001 and 4,418,128 for the nine months ended September 30, 2000. The weighted average number of shares outstanding was 4,285,577 for the quarter ended September 30, 2001 and 4,384,065 for the quarter ended September 30, 2000. For the quarters and nine months ended September 30, 2001 and 2000,

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the Company had 739,524 outstanding stock options. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and, in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which are effective for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

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

     In August, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Earlier application is encouraged and the adoption of these statements will not have a significant effect on the Company's financial position, results of operations or cash flows.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000


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

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated revenues. Income/(Loss) Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:



                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months         Three Months
                              Ended Sept. 30,     Ended Sept. 30,
                                2001    2000        2001     2000
                              _______________     _______________
Professional                  $14,752 $16,023     $ 5,087 $ 5,675
Retail                          5,232   6,630       1,273   1,747
Manufacturing                   7,660   6,309       2,187   2,230
                              _______ _______     _______ _______
   Total                       27,644  28,962       8,547   9,652

Intercompany
  Manufacturing                (5,646) (4,831)     (1,963) (1,849)
                              _______ _______     _______ _______
   Consolidated               $21,998 $24,131     $ 6,584 $ 7,803
                              ======= =======     ======= =======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 2: SEGMENT INFORMATION (continued)

                            INCOME/(LOSS) BEFORE  INCOME/(LOSS) BEFORE
                               INCOME TAXES           INCOME TAXES
                              _______________        _______________
                                Nine Months            Three Months
                              Ended Sept. 30,        Ended Sept. 30,
                                2001    2000           2001     2000
                              _______________        _______________
Professional                  $   478 $   980        $  (42) $    33
Retail                            280     764           (61)      15
Manufacturing                     270     273           (30)     (73)
                              _______ _______        ______  _______

   Consolidated               $ 1,028 $ 2,017        $ (133) $   (25)
                              ======= =======        ======  =======
NOTE 3: LONG TERM DEBT

     On August 9, 2001, the outstanding debt payable to a bank was refinanced with another bank. The loan has the same payment terms as the previous loan, and is collateralized by certificates of deposit. The new loan bears an interest rate of 50 basis points (currently 3.78%) above the certificate of deposit rate for the term of the loan, which is 3.28%, and resets annually. The certificate of deposit that collateralizes the long-term portion of the note payable has been classified as a non-current asset. The new loan does not have any financial covenants that the Company must comply with.

NOTE 4: COMMITMENTS AND CONTINGENCIES

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value, including the consideration of a possible bid by several members of the Company's management and directors, exclusive of the committee members, forming a group to purchase all of the Company's outstanding capital stock in a going-private transaction. This group expects to continue the Company's business generally as it is currently operated. The strategic review process involved retaining independent legal counsel and investment banking advisors to advise and assist in the evaluation. It is estimated that remaining costs associated with this process will be in excess of $400,000. On July 30, 2001, the Special Committee of the Board of Directors selected SunTrust Robinson Humphrey Capital Markets as its investment bankers in respect of such transaction.

     In September 2001, the United States District Court for the Southern District of Florida dismissed the Class Action lawsuit, with prejudice. See Part II, Item 1, Legal Proceedings. Other than the foregoing, there has been no change in the status of other pending litigation since last reported in the financial statements for the year ended December 31, 2000.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income of $613,000 for the nine months ended September 30, 2001 declined from the $1,252,000 achieved in the nine months ended September 30, 2000, largely as a result of a decrease in net sales as discussed below. For the nine months ended September 30, 2001, net sales were $21,998,000, compared to $24,131,000 achieved in the nine months ended September 30, 2000, a decline of $2,133,000. Principally as a result of the decline in net sales, gross profit for the nine months ended September 30, 2001 was $9,430,000, compared to gross profit of $10,422,000 achieved for the corresponding nine month period in 2000. Basic and diluted earnings per share were $0.14 for the nine months ended September 30, 2001, compared to $.28 for the nine months ended September 30, 2000.

     The Company experienced a decline in net sales for the Professional and Retail segments of the business in the nine-month period ended September 30, 2001, with the Professional and Retail segments each declining approximately $1,300,000. Private label manufacturing partially offset this decline by increasing over $450,000 from the corresponding nine-month period in 2000. The sales decline referenced above in the Professional and Retail segments was primarily due to continued industry wide consolidation described in previous reports. The increase in private label manufacturing was the result of continued production for a customer from the prior year; however management does not anticipate that private label manufacturing from this customer will continue through the fourth quarter. The gross profit margin for the nine months ended September 30, 2001 declined slightly due to the continuing change in the mix of business, with higher margin "wet goods" sales in the Professional and Retail segments declining more than other "hard goods" sales.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $84,000 from $8,397,000 to $8,481,000, when compared to the corresponding nine-month period of 2000. This increase was a result of expenses incurred in connection with the activities associated with the pursuit of strategic alternatives for the Company as more fully explained below and an increase in selling expenses relating to maintaining existing professional and retail branded products.

     For the three months ended September 30, 2001, the Company had a net loss of $90,000, compared to the net loss of $17,000 for the three months ended September 30, 2000. Net sales for the three months ended September 30, 2001 declined $1,219,000, to $6,584,000 compared to net sales of $7,803,000 for the corresponding third quarter of 2000. This decline in net sales was due principally to the reasons indicated above relative to

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the sales decline for the nine months ended September 30, 2001. For the quarter ended September 30, 2001, gross profit declined $24,000 to $2,858,000 when compared to the same three-month period in 2000. Basic and diluted earnings per share for the three months ended September 30, 2001 was a loss of ($.02), compared to a loss of ($.00) per share for the three month period ended September 30, 2000.

     For the quarter ended September 30, 2001, selling, general and admin-istrative expenses increased to $3,064,000, compared to $2,923,000 for the corresponding quarter of 2000. While the Company continues in its efforts generally to control selling, general and administrative expenses, the impact of increased spending in the legal, professional and promotional areas has not been fully offset by savings in other categories.

     Interest income for the nine months ended September 30, 2001 increased slightly over the corresponding nine-month period of 2000 as a net result of approximately $40,000 of interest income from income tax refunds and having more cash invested, despite significantly lower interest rates. For these same reasons, interest income for the third quarter of 2001 showed an increase of $6,000 when compared to the quarter ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 decreased approximately $85,000 from the corresponding nine-month period of 2000.
For the three months ended September 30, 2001, interest expense decreased almost $52,000 from the three-month period ended September 30, 2000. These declines were due to not only decreased amounts of outstanding debt, but also because the Company refinanced its note payable to a bank in August 2001, obtaining a more favorable interest rate by pledging certificates of deposit as collateral for the new loan. Other income is comprised of a $43,750 quarterly royalty fee from the licensing of Frances Denney products.

     The provision for income taxes for the nine-months ended September 30, 2001 was $414,000, a decrease of $351,000 from the $765,000 provided for the nine-months ended September 30, 2000. For the three-months ended September 30, 2001, the Company had a tax benefit as a result of the loss for the quarter ended September 30, 2001.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents decreased $6,886,000 from December 31, 2000, to $6,673,000 at September 30, 2001, as a result of the refinancing described above. Total cash of $14,813,000 includes cash invested in certificates of deposit pledged as collateral for a bank loan. Accounts receivable decreased $531,000 as the result of a

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2001 AND 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

decrease in sales. Inventories were relatively constant, decreasing by approximately $168,000 from the amount of inventory on hand at December 31, 2000, to $10,210,000 at September 30, 2001.

     Total current assets at September 30, 2001 were $21,379,000 compared to $28,199,000 at December 31, 2000. As a result of the purchase of certificates of deposit to collateralize the refinancing of the outstanding note payable, working capital decreased $6,645,000 when compared to December 31, 2000 due to the required classification of a substantial portion of the certificates of deposit as long term assets. Under the terms of the new debt arrangement, the Company is no longer subject to any financial covenants.

     On March 5, 2001, the Company announced that the Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value, including the consideration of a possible bid by four members of the Company's management and directors, exclusive of the committee members, forming a group to purchase all of the Company's outstanding capital stock in a going-private transaction. This group expects to continue the Company's business generally as is currently operated. The strategic review process involved retaining independent legal counsel and investment banking advisors to advise and assist in the evaluation. It is estimated that remaining costs associated with this process will be in excess of $400,000. On July 30, 2001, the Special Committee of the Board of Directors selected SunTrust Robinson Humphrey Capital Markets as its investment bankers in respect of such transaction.

NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and, in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which are effective for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2001 AND 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company is performing a review of SFAS No. 142, which it will adopt on January 1, 2002, to determine the impact on the financial statements.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Earlier application is encouraged and the adoption of these statements is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The Company does not participate in derivative or other financial instruments for which fair value disclosure would be required under SFAS No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks.

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2001 AND 2000



                         PART II.  OTHER INFORMATION



 ITEM 1.  LEGAL PROCEEDINGS


     On April 1, 1999, the Company announced that it would be restating its financial statements for the second and third quarters of 1998 and that results of operations for the year ended December 31, 1998 would be substantially less than expected. On or about April 9, 1999, three class action lawsuits were filed against the Company, as well as certain of its officers. The lawsuit alleged, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. The class action claims were consolidated and the Company moved to dismiss the class action complaint. By final order of dismissal, dated March 30, 2000, the Court dismissed the complaint. Subsequent to such dismissal, the class action plaintiffs moved to amend the judgment or for reconsideration. The plaintiffs were granted an opportunity to file a second complaint and on September 1, 2000, the Company moved to dismiss the second amended complaint. In September 2001, the United States District Court for the Southern District of Florida dismissed the class action lawsuit, with prejudice.

     Other than the above, there has been no change in the status of any other pending litigation since the date that the Company's Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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




















                                  21