Form 10-K
period 2001-12-31
STEPHAN CO
filed 2002-04-19
CIK 94056

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2001



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


    Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Class           Name of Exchange on Which Registered
___________________     _________________________________________
Common Stock, $.01                  AMERICAN STOCK EXCHANGE
Par Value


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

                       YES  X        NO
                          ____         _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                $13,672,789
                           as of March 31, 2002

   The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             4,410,577 Shares of Common Stock, $.01 Par Value,
                           as of March 31, 2002

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the proxy statement for the Registrant's 2002 annual meeting of stockholders, scheduled to be filed no later than May 1, 2002, are incorporated by reference in Part III of this Form 10-K.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................  10
Item 3:   Legal Proceedings..........................................  11
Item 4:   Submission of Matters to a Vote of Security Holders......... 12

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  13
Item 6:   Selected Financial Data....................................  14
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  15
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.  21
Item 8:   Financial Statements and Supplementary Data................  21
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  21

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  22
Item 11:  Executive Compensation.....................................  22
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  22
Item 13:  Certain Relationships and Related Transactions.............  22

PART IV

Item 14:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   23

Signatures..........................................................   25

                               PART I



     Certain statements in this Annual Report on Form 10-K ("Form 10-K") under "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance or achievements of the Registrant to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, law; product mix and other factors affecting gross margin; any risks, uncertainties and problems inherent in any future litigations; and other factors or events referenced in this Form 10-K. Subject to applicable law, the Registrant does not undertake any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

     The Company has identified three reportable operating segments which are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has as a customer base distributors which purchase the Company's hair care products and beauty and barber supplies for sale to salons and barbershops. In this segment, a distinction is made between "wet goods", which include shampoos, conditioners, gels and similar hair treatments, and "hard goods", which include scissors, clippers, combs, dryers and other products used in styling hair. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets which sell hair care and other personal care products directly to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, and manufactures private label brands for certain customers.

  THE STEPHAN CO.

     Headquartered in Fort Lauderdale, Florida, Stephan is principally engaged in the manufacture of hair care products for sale by two of its subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., and the manufacture of products marketed under the STEPHAN brand name. Stephan also manufactures, markets and distributes hair and skin care products under various trade names through Company subsidiaries. Retail brands include product lines such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions, Protein 29 liquid and gel grooming aids and Wildroot hair care products for men.
These brands, included in the Retail segment of the Company's business, are manufactured at the Company's Tampa, Florida facility, as are the "Modern" brand of Stiff Stuff products, and those sales are also included in the Company's Retail segment. In addition, The Frances Denney division of Stephan (included in the Retail segment of the Company's business) markets a full line of cosmetics through retail and mail order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., the Company markets the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains, including J.C. Penney, in the United States and Canada.

     Stephan also manufactures and sells products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and is included in the Professional segment of the Company's business. The Registrant's trademark "STEPHAN'S" and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2006. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $3,700,000 of the Company's 2001 sales, or approximately 13.0% of the Registrant's consolidated revenues.

     On December 31, 1995, the Registrant entered into asset purchase agreements (collectively, the "Acquisition Agreements") with Colgate-Palmolive Company and its subsidiary, The Mennen Company (collectively, the "Sellers"), for the acquisition by the Registrant of certain consumer product brands of the Colgate-Palmolive Company, as well as a licensing agreement for the U.S. distribution of Colgate-Palmolive's Cashmere Bouquet talc product line (the "U.S. Trademark License").

     In December 1996, the Registrant entered into a Settlement Agreement and Amendment with the Sellers (the "Settlement Agreement"). The Settlement Agreement provided for the licensing to the Registrant of certain trademarks in Canada pursuant to a trademark license agreement (the "Canadian Trademark License"). Additionally, the Agreement provided that
(i) deferred payments would be made with respect to products sold under the

Canadian Trademark License, (ii) total deferred payments would be subject to a maximum of $4,000,000 and (iii) the Registrant was required to pay the greater of $150,000 or 50% of such deferred payments in immediately available funds, with the balance payable, at the option of the Registrant, by wire transfer or a five-year promissory note. In the event that the $4,000,000 maximum amount is not paid by January 31, 2004, the Registrant must pay the difference in cash between that amount and deferred payments made prior to such date.

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

     In March 1996, the Registrant entered into a Trademark License and Supply Agreement with Color Me Beautiful, Inc. ("CMB") to license certain products of the Registrant's Frances Denney line and to supply the requirements of CMB for such products. The agreement provides CMB with the exclusive right to market and distribute specified Frances Denney products in certain retail chain stores in the United States and Canada. The agreement provides for royalty payments by CMB based upon net sales (as defined in the agreement), with guaranteed minimum annual royalty payments throughout the term of the agreement that are credited against accrued royalties. The agreement also provides for the Registrant to be the exclusive supplier of products sold under the agreement.

     The Fort Company's Lauderdale location that serves as the Registrant's corporate headquarters, and the Registrant provides general management services to its subsidiaries from such location.

     No single customer accounted for more than 10% of the Registrant's consolidated revenues in 2001. Private label production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, accounted for approximately $1,300,000 of Company sales, or approximately 4.6% of the Registrant's consolidated revenues in 2001, with the majority of such sales being derived from products manufactured in the Tampa facility by Old 97 Company.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly-owned subsidiary of the Registrant, located in Tampa, Florida, was purchased in 1988 by the Registrant. Old 97 markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as an additional manufacturing facility for the Company's products. Its Tampa facility manufactures most of the products sold by the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. The operations of Old 97 are included in the Manufacturing segment of the Company's business. Old 97 is also responsible for distribution of the above products.

  WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Registrant, was acquired in January 1992 and is located in Williamsport, Pa. Williamsport, a mail order beauty and barber supply company, with sales of approximately $4,500,000 in 2001, accounted for approximately 15.9% of the Registrant's consolidated revenues such year and is included in the Professional business segment of the Company.

  STEPHAN & CO.

     Formerly known as Heads or Nails, Inc. and acquired by the Registrant in August 1993, Stephan & Co., a wholly-owned subsidiary of the Registrant, has focused on the distribution of personal care amenity products for cruise ships. Sales by Stephan & Co. for the year ended December 31, 2001 were not material.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Purchased by the Company in April 1994, Scientific Research Products, Inc. of Delaware ("Scientific"), a wholly-owned subsidiary of the Registrant, was prior to such purchase, one of the Registrant's largest private label customers and is a distributor of ethnic hair care products. Scientific accounted for 10.9% of the Registrant's consolidated revenues in 2001, with sales of approximately $3,100,000. In addition, Scientific is responsible for the distribution of the "Magic Wave" product line, formerly marketed by Foxy Products, Inc., a company acquired by the Registrant in 1986. Sales by Foxy Products, Inc. for the year ended December 31, 2001 were not material. The majority of the sales of this company are included in the Retail business segment of the Company.

  TREVOR SORBIE OF AMERICA, INC.

     On June 28, 1996, the Company entered into a Stock Purchase Agreement with Sorbie Acquisition Co. ("Sorbie"), and the stockholders of Sorbie, including it's president and principal stockholder, pursuant to which the Company acquired Sorbie. The Company also entered into related agreements with Sorbie's president, Trevor Sorbie International, Mr. Trevor Sorbie, Samson Arms, Inc. and Redken Laboratories.

     Sorbie, prior to the acquisition, was a major customer of the Registrant and is a distributor of a professional line of hair care products sold to salons in the United States, Canada and Mexico through a network of distributors. Sales of Sorbie hair care products in 2001 were approximately $1,600,000, representing 5.8% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

  STEPHAN DISTRIBUTING, INC.

     On June 26, 1997, the Company, through Stephan Distributing, Inc., a wholly-owned subsidiary, acquired several product lines from New Image Laboratories, Inc. ("New Image"). The primary brands acquired were a professional hair care line of products marketed under the brand name "Image", and a retail hair care line known as "Modern" and marketed under the brand name "Stiff Stuff". The brands were acquired for (i) 250,000 restricted shares of the Registrant's Common Stock, valued for purposes of reserves under the terms of the agreement, at $10.81 per share, with provision for half the restricted shares to be held in escrow pending, among other things, certain potential purchase price adjustments computed in accordance with the acquisition agreement and (ii) up to 100,000 restricted shares to be issued over the next two years contingent upon the achievement of certain earnings levels as set forth in the acquisition agreement.

     New Image commenced litigation against the Company seeking an order of the Court that the 125,000 shares of Common Stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. Pursuant to a judgment dated March 20, 2001, the United States District Court for the Central District of California granted New Image partial summary judgment and directed the escrow agent to deliver the 125,000 shares to New Image. The Company has appealed the judgment to the United States Court of Appeals for the Ninth Circuit and believes that its chances of having the judgment overturned on appeal are favorable (see "Item 3. Legal Proceedings"). The recorded value of trademarks recorded, approximating $3,369,000, assumes the return to the Company of the shares held in escrow.

     In addition to being popular hair care lines, the brands acquired from New Image have international distribution which the Registrant believes may enhance the distribution of other products of the Registrant. Sales of brands acquired from New Image amounted to approximately $2,900,000 for the year ended December 31, 2001, which accounted for approximately 10.2% of the Registrant's consolidated revenues. Sales of New Image products are included in the Company's Professional business segment while sales of the Modern line are included in the Company's Retail business segment.

  MORRIS FLAMINGO-STEPHAN, INC.

     Morris-Flamingo, Inc. ("Morris Flamingo") is a barber and beauty supply wholesaler, similar to the Registrant's subsidiary, Williamsport Barber and Beauty Corp., but markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Additionally, this company manufactures hairpins, scissors and beauty school cases. Sales for the year ended December 31, 2001 were approximately $10,600,000, accounting for approximately 37.4% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

  SEGMENT INFORMATION

     "Operating Segments and Related Information", which provides informa-tion on net sales, income before income taxes, interest income and expense and depreciation and amortization for the last three years and identifiable assets for the last two years, for each of the Registrant's three business segments, is set forth in Note 10 of the consolidated financial statements included elsewhere in this Form 10-K.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Registrant nor any of its subsidiaries has ever experienced any significant shortage in supplies nor are any such shortages anticipated by the Registrant or its subsidiaries in the reasonably foreseeable future. Due to market conditions in the petroleum industry, the Registrant continues to experience price increases in both raw material and component prices; however, it is not anticipated that these price increases will have a material adverse effect on operations and believes it can pass such increases on to consumers.

     The Registrant and its subsidiaries seek to maintain a level of finished goods inventory of their products sufficient for a period of at least three months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of December 31, 2001, the dollar amount of backlog orders was not believed by the Registrant to be material.

  RESEARCH AND DEVELOPMENT

     During each of the three prior fiscal years ending December 31, 2001, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material and were expensed as incurred.

  COMPETITION

     The hair care and personal grooming business is highly competitive. The Company believes that the principal competitive factors are price and product quality. Products manufactured and sold by the Registrant and its subsidiaries compete with numerous varieties of other such products, many of which bear well known, respected and heavily advertised brand names and are produced and sold by companies having substantially greater financial, technical, personnel and other resources than the Registrant. Products produced by the Registrant and its subsidiaries account for a relatively insignificant portion of the total hair care and personal grooming products manufactured and sold annually in the United States.

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

  EMPLOYEES

     As of December 31, 2001, in addition to its seven officers, the Registrant and its subsidiaries employed approximately 120 people engaged in the production, warehousing, and distribution of their products. Although the Registrant and its subsidiaries do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Registrant utilizes approximately two-thirds of the space for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products that is housed in its facility in Fort Lauderdale, Florida. In addition to the facility described above, the Registrant leases approximately 39,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a lease extension which terminates July 31, 2002, with an annual net rental of $238,000.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. Such building is utilized by Old 97 in the manufacture of its various product lines. In connection with a leased warehouse facility adjacent to this location which is utilized by Old 97, a claim has been filed with the Department of Transportation (see "Item 3. Legal Proceedings"). It also owns two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building, comprising 12,500 square feet, is being used for office facilities and order fulfillment for the Frances Denney line. The second building, with approximately 30,000 square feet, is used as a warehouse and distribution facility. From time to time, and as inventory levels dictate, Old 97 leases temporary warehouse space, generally on a short-term basis.

     The Company leases office and warehouse space of approximately 6,000 square feet in Williamsport, Pa. pursuant to a five-year lease expiring January 31, 2007. Monthly rent in the amount of $1,800 is payable to the former owner of Williamsport Barber Supply and the lease has a 60-day cancellation clause.

     In connection with the Morris Flamingo acquisition, the Company entered into a lease, and subsequent lease extension, expiring in June 2005, for the office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834, at an annual rental payment of approximately $210,000, subject to annual CPI increases, with purchase options ranging from $1,850,000 to $2,000,000 over the remaining life of the lease. The Danville facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The landlord is Shaheen & Co., Inc, the former owner of Morris-Flamingo.
Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Registrant.

Item 3.  Legal Proceedings

     In connection with the acquisition of certain assets from New Image, the Company placed 125,000 shares of its Common Stock in escrow to cover certain purchase price adjustment claims it could make if the inventories or the accounts receivable were less than the amounts guaranteed by New Image. In June of 1998, the Company made a claim for the return of all of the stock held in escrow because it calculated that the inventories and the accounts receivable were less than the guaranteed amount by a sum which exceeded the value of the stock held in escrow. New Image then brought a claim in Federal court in Los Angeles for breach of contract and fraud, asserting that the Company was not entitled to any price adjustment. By its action, New Image sought to recover the stock held in escrow. The Company filed counterclaims seeking, among other things, the return of all of the shares and recovery of certain property it alleges New Image failed to turn over to the Company.

     New Image and the Company each submitted a partial summary judgment motion to the United States District Court. Pursuant to a judgment entered on March 20, 2001, the Court, among other things, ordered that the escrow agent deliver and transfer the 125,000 shares of Common Stock, including all dividends held in escrow and other property with respect thereto, to New Image. On April 12, 2001, the Company filed a notice of appeal of the judgment to the Ninth Circuit Court of Appeals. The Company believes that the United States District Court improperly weighed evidence, misconstrued the agreement between the parties and misapplied the law. The Company has posted a bond to stay enforcement, of the transfer of shares and other property held by the escrow agent during pendency of the appeal. The judgment of the United States District Court also awarded the Company approximately $20,000, and dismissed certain other claims and affirmative defenses.

     New Image has cross-appealed claiming that it is entitled to reversal of certain matters as set forth in the judgment as the court (i) did not grant it monetary damages for the differences between the value of the stock when it should have received the shares and the current value of the Company's stock, (ii) dismissed its claim for promissory deceit and (iii) refused to award it attorney's fees and costs as the prevailing party. While it is not possible to predict with any certainty how a court would rule, the Company and its counsel believe that the chances of the Company prevailing on appeal are favorable. The Company's claims for reimbursement of certain acquisition related expenses and for undelivered computer equipment remain pending before the District Court.

     On April 1, 1999, the Company announced that it would be restating its financial statements for the second and third quarters of 1998 and that results of operations for the year ended December 31, 1998 would be substantially less than expected. On or about April 9, 1999, the Company learned that three class action lawsuits had been filed against it, as well as certain of its officers. The lawsuits alleged, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. The class action claims were consolidated and the Company moved to dismiss the class action amended complaint. By final order of dismissal, dated March 30, 2000, the Court dismissed the complaint. Subsequent to such dismissal, the class action plaintiffs moved to amend the judgment or for reconsideration. The plaintiffs were granted an opportunity to file a second complaint and in September 2001, the United States District Court for the Southern District of Florida dismissed the class action lawsuit, with prejudice.

    In May 2001, Old 97 Company commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Circuit Court of the State of Florida alleging claims for breach of contract for goods sold and delivered and seeking damages in excess of $200,000. Vogue has answered the complaint and has sought to file counterclaims for an unspecified amount of damages. The Company believes its claims against Vogue are meritorious. Moreover, the Company believes that the Vogue counterclaim is not meritorious and intends to vigorously defend the counterclaim.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-sued the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on the account stated claim. At this time, the Registrant is unable to predict the outcome of this matter.

     In November 2001, the Registrant filed a claim with the Department of Transportation ("DOT") in connection with the DOT's widening of Interstate Highway 4, which will result in the loss of an adjacent rental facility utilized by one of the Registrant's subsidiaries. After consultation with legal counsel, the Registrant is unable to predict the ultimate outcome of this matter and the amount of recovery, if any, that will result therefrom.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     The Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting.

                               PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

 (a)     Market Information

     The Registrant's Common Stock is listed on the American Stock Exchange. The following table sets forth the range of high and low sales prices for the Registrant's Common Stock during each quarterly period within the Registrant's two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 2000            $ 5.13               $ 3.81
         June 30, 2000               5.13                 3.38
         September 30, 2000          4.63                 3.63
         December 31, 2000           3.88                 3.00
___________________________________________________________________________

         March 31, 2001           $  3.00               $ 3.00
         June 30, 2001               3.40                 2.91
         September 30, 2001          3.20                 2.89
         December 31, 2001           3.19                 2.75

 (b)     Holders

      As of March 31, 2002, the Registrant's Common Stock was held of record by approximately 330 holders. The Registrant's Common Stock is believed to be held beneficially by others through approximately 1,200 brokerage accounts ("street-name shareholders").

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2001. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

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


Other Information:

     In November 2000, the Registrant became aware of certain billing and other irregularities involving an employee of a subsidiary of the Company (refer to Note 1 of the Company's Form 10-K for the year ended December 31,

2000). At that time, the Registrant's Audit Committee initiated an independent investigation into the irregularities and trading of the Registrant's stock on the American Stock Exchange ("the Exchange") was suspended until such time as the investigation was completed and the Registrant satisfied certain other information filing requirements of the Exchange. Trading in the Registrant's stock resumed in May 2001.

Item 6.  Selected Financial Data (a)

                       2001      2000       1999       1998      1997
                           (in thousands, except per share data)
                    ____________________________________________________

Net sales            $28,296    $31,138    $34,356    $34,835   $27,113

Income/(Loss)
 before income taxes     746      1,006      3,036         (4)    7,697

Net income/(loss)        608        622      1,843         (3)    5,041

Current assets        20,116     28,199     27,447     27,961    25,735

Total assets          57,062     58,769     59,435     60,600    57,464

Current
 liabilities           4,067      4,521      3,725      5,332     8,468

Long term debt         7,758      9,124     10,418     11,718     9,078

PER COMMON SHARE
  (Basic and Diluted): (b)

 Net income/(loss)       .14        .14        .40       (.00)     1.20

 Cash dividends          .08        .08        .08        .08       .08


                       Notes to Selected Financial Data

(a) The selected financial data above includes the operations of the Company and its wholly-owned subsidiaries, Foxy Products, Inc. (acquired in 1986), Old 97 Company (acquired in 1988), Williamsport (acquired in 1992), Stephan & Co., formerly Heads or Nails, Inc. (acquired in 1993),
Scientific (acquired in 1994), Trevor Sorbie of America, Inc. (acquired in
1996), Stephan Distributing, Inc., a subsidiary which acquired certain brands from New Image in 1997, and Morris Flamingo-Stephan, Inc., a subsidiary which acquired the business of Morris-Flamingo, L.P. in 1998.

(b) Net income/(loss) per common share is based upon the weighted average number of common shares outstanding, in accordance with Statement of Financial Accounting Standards No. 128, issued in February 1997. The weighted average number of shares outstanding were 4,285,577 for 2001, 4,385,019 for 2000, 4,567,439 for 1999, 4,535,649 for 1998, and 4,213,372
for 1997. The weighted average number of diluted shares outstanding were not significantly different in any of the aforementioned years. This data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K

              Selected Quarterly Financial Information (unaudited)
                     (in thousands, except per share data)

                         3/31/01     6/30/01     9/30/01     12/31/01
                        ________    ________    ________     ________
       Net sales         $ 7,580     $ 7,833     $ 6,584      $ 6,299
       Gross profit        3,358       3,213       2,858        2,624
       Net income/(loss)     387         316         (90)          (5)
       Net income/(loss)
        per share            .09         .07        (.02)        (.00)


                         3/31/00     6/30/00     9/30/00     12/31/00
                        ________    ________    ________     ________
       Net sales         $ 8,091     $ 8,237     $ 7,803     $  7,007
       Gross profit        3,656       3,883       2,883        2,209
       Net income/(loss)     560         709         (17)        (630)
       Net income/(loss)
        per share            .13         .16        (.00)        (.15)



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO 2000
__________________________________________________

     Net sales for 2001 decreased as a result of an overall decline in the Company's Professional and Retail business segments. While the sales and distribution of "hard goods" remained relatively unchanged, there was a decline in the net sales of "wet goods" (which comprise a significant portion of the "Retail" segment), of approximately $2,900,000. Management had taken steps to increase sales in 2001 by restructuring reporting lines and hiring additional middle-management personnel in an effort to increase the exposure and distribution of the Sorbie, New Image and retail brands. While these efforts did not have the impact in 2001 that management anticipated, the Company feels that the arrangements and commitments secured early in 2002 as a result of those efforts will have an effect on retail brand sales.

     Gross profit decreased $578,000, to $12,053,000 in 2001 when compared to the $12,631,000 achieved in 2000. This decrease of approximately 4.6% was due to an overall decline in net sales. Management was encouraged by the increase in the overall gross profit percentage, increasing from the 40.6% achieved in 2000 to 42.6% for the year ended December 31, 2001.
This increase can be largely attributed to new customers and more effective manufacturing operations.

     The Retail operating segment experienced a decline in net sales. Net retail sales in 2001 were $6,496,000, as compared to $8,969,000 in 2000. The decline in such net sales was due to an almost across the board decline in the net sales of the Company's retail lines, however, the "Modern" and "Frances Denney" lines showed increases in 2001 and as indicated above, management is encouraged by the Company's prospects in 2002. The continuing consolidation in the chain-drug store industry continues to increase the amount of discounting and promotional allowances that must be extended to large retailers which sometimes has an inhibiting effect on the number of SKU's (stock keeping units) that a retailer may carry.

     Private label manufacturing increased slightly in 2001 as the Company finished seasonal production for a significant customer. However, the Company is currently in litigation with this customer, as more fully discussed in Item 3, "Legal Proceedings" and is continuing to explore other private label business opportunities.

     Selling, general and administrative expenses decreased $290,000, from $11,653,000 in 2000 to $11,363,000 in 2001. The overall decline in selling, general and administrative expenses was due to a company-wide decrease in payroll and general office expenses offset somewhat by the anticipated increase in consulting, marketing and legal and professional fees.

     Interest expense decreased $174,000 from $872,000 in 2000 to $698,000 in 2001 as a result of a decrease in outstanding debt and the refinancing of the long-term note payable, in August 2001. Other income includes a royalty payment of $175,000 from Color Me Beautiful in connection with the marketing of Frances Denney products.



 Income taxes decreased $245,000, from $384,000 for the year ended December 31, 2000 to $138,000 for the year ended December 31, 2001, due to a combination of a decline in income before income taxes and a decrease in the overall amount of deferred income taxes.

     Earnings per share for the year ended December 31, 2001 was $.14, equal to the $.14 per share achieved in 2000. The average number of shares outstanding decreased in 2001, from 4,385,019 to 4,285,577, as a result of the repurchase of 165,780 shares during 2000.

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

     Selling, general and administrative expenses decreased by $94,000, from $11,747,000 in 1999 to $11,653,000 in 2000. The overall decline in selling, general and administrative expenses was not as large as the Company had expected, due to an increase in legal and professional costs associated with the investigation into certain billing irregularities, as well as other related costs in the fourth quarter of 2000.

     Interest expense decreased over $70,000 from $944,000 in 1999 to $872,000 in 2000 as a result of a decrease in outstanding debt. Other income includes a royalty payment of $175,000 from Color Me Beautiful in connection with the marketing of Frances Denney products, an increase of $15,000 over the fee paid in 1999.

     Earnings per share for the year ended December 31, 2000 was $.14, a decrease of $.26 per share from the $.40 in 1999. The average number of shares outstanding decreased in 2000, from 4,567,439 to 4,385,019, as a result of the repurchase of 165,780 shares in 2000.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     In August 2001, the Company refinanced its long-term debt by purchasing CD's and pledging them as collateral for the outstanding indebtedness. The Company was able to significantly reduce its cost of money, exchanging debt carried at a rate of 6.65% for debt with a rate that was 50 basis points over the CD rate. At December 31, 2001, the rate on the note was 3.78%. While the CD's periodically mature, they roll over annually at an amount equal to the outstanding indebtedness and reset at the then current market interest rate, but the interest rate charged on the note will also reset, maintaining a spread of 50 basis points. Since the CD's are collateralizing the long-term debt payable, they are classified as non-current and not included in working capital or cash and cash equivalents. Working capital was approximately $16,049,000 at December 31, 2001, a decrease of $7,629,000 from December 31, 2000. Cash and cash equivalents decreased $5,150,000, to $8,409,000 when compared to the $13,559,000 on hand at December 31, 2000. Total cash, including certificates of deposit ("CD's"), increased from $13,559,000 at December 31, 2000 to $15,994,000.

     Inventory levels declined as management continued its efforts to reduce the overall amount of inventory on hand. Overall, accounts payable and accrued expenses decreased significantly at December 31, 2001, largely as a result of a decrease in accounts payable to vendors as existing levels of inventory were utilized.

     The Company has not experienced any adverse impact from the effects of inflation in the past. Management maintains the flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Company's products, as well as the components used, are petroleum-based products, and as in the past, such prices have been subject to various political or economic pressures. The Company does not presently foresee any increase in its raw material or component costs but believes it has the flexibility of calling upon multiple vendors and the ability to increase prices to offset any price changes.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It also required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and in June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

     In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002 and is in the initial phase of testing for the impairment of existing goodwill. During the year ended December 31, 2001, amortization of goodwill was approximately $528,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application is encouraged. Management does not believe that the adoption of this statement will have a significant effect on the Company's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), providing guidance on recognition of income, presentation and disclosure of revenue in financial statements. The Company believes that its revenue recognition policies are in conformity with the guidance provided in SAB 101.

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding capital stock in a going private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction, and the group submitted a bid for the acquisition of the outstanding Common Stock of the Company. After incurring approximately $125,000 of expenses through December 31, 2001, it is estimated that the remaining costs associated with this process will be in excess of $500,000. On April 16, 2002 the Company announced that the

Special Committee of its Board of Directors has, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by four members of the Company's management and directors. Such bid is to purchase all of the Company's common stock at $4 per share. No other viable bids were received by the committee for the entire Company. The management bid is subject to various conditions, including financing. The Company's management is currently in the process of negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.


DISCUSSION OF CRITICAL ACCOUNTING POLICIES
__________________________________________

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire. The Registrant believes that the following discussion touches upon the most critical accounting policies that requires management to make difficult, subjective and/or complex judgments, often due to a need to make estimates about matters that are inherently uncertain.

     VALUATION OF ACCOUNTS RECEIVABLE: The ultimate amount of collections received against outstanding accounts receivable must take into account returns, allowances and deductions that may be made by the customer. Many retailers to whom the Registrant sells product take deductions for various forms of marketing expenses, as well as participating in nationwide reclamation cooperatives for processing damaged goods. Other expenses to which the Registrant is subject to, in addition to those experienced in the retail environment, but also with Professional products sold to distributors, include deductions for freight if the invoice is paid within specified terms, co-op advertising allowances, new store/warehouse allowances and, from time to time, limited rebate programs. The Registrant attempts to estimate these costs, as well as also providing for anticipated bad debts, by recording allowances based upon experience, economic conditions, normal customer inventory levels and/or competitive conditions. Actual returns, credits or allowances, as well as the condition of any product actually returned, may differ significantly from the estimates used by the Registrant.

     INVENTORIES: Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. The Registrant periodically evaluates inventory levels, giving consideration to factors such as the physical condition of the goods, the sales patterns of finished goods and the useful life of particular packaging, componentry and finished goods and estimates a reasonable amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the valuation allowances were established.

     INTANGIBLE ASSETS: Long-lived assets, including intangibles other than goodwill, are periodically reviewed by the Registrant for impairment whenever events or changes in circumstances indicate that the carrying value of any asset may be impaired. This evaluation may include an estimate of the cash flow that can be expected and is based upon, among other things, certain assumptions about expected future operating performance. The Registrant's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes in its business model or changes in its operating performance and these changes may be significant and, ultimately, have a bearing on the carrying value of the intangible asset and may require the recognition of an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the consolidated financial statements and supplementary data contained elsewhere in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                               PART III


     The information required by Part III of this Form 10-K ( Items 10-13) is incorporated herein by reference from the Registrant's proxy statement with respect to the Company's 2002 annual meeting of stockholders scheduled to be filed with the Securities and Exchange Commission no later than May 1, 2002.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

  (a)     Exhibits

          10.1 Acquisition Agreement, dated December 31, 1995, between Colgate-Palmolive Company and The Stephan Co., with exhibits, including the Transition Agreement, included with the Form 8-K filed January 16, 1996, and as amended on January 22, 1996, is incorporated herein by reference.

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

         10.4 Settlement Agreement and Amendment, dated December 5, 1996, between The Stephan Co., The Mennen Company and Colgate-Palmolive Company, included with the Form 10-K filed April 15, 1997, is incorporated herein by reference.
45
         10.5 The Trademark License Agreement, dated December 5, 1996, between Colgate-Palmolive Canada, Inc. and The Stephan Co., included with the Form 10-K filed April 15, 1997, is incorporated herein by reference.

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

          10.9 Settlement Agreement and Amendment, dated December 5, 1996, between The Stephan Co., The Mennen Company and Colgate-Palmolive Company, included with the Form 10-K for the year ended December 31, 1996, filed April 15, 1997, is incorporated herein by reference.

          10.10 Trademark License and Supply Agreement, dated March 7, 1996, between Color Me Beautiful, Inc. and The Stephan Co., included with the Form 8-K filed March 20, 1996, is incorporated herein by reference.

          10.11 Acquisition Agreement, dated as of May 23, 1997, between New Image Laboratories, Inc., The Stephan Co. and Stephan Distributing, Inc., in connection with the acquisition of brands, included with the Form 10-Q for the period ended June 30, 1997, filed August 13, 1997, is incorporated herein by reference.

          10.12 Acquisition Agreement, dated as of March 18, 1998, between Morris Flamingo-Stephan, Inc., The Stephan Co., Morris-Flamingo, L.P., Morris-Flamingo Beauty Products, Inc., Shaheen & Co., Inc. and Shouky A Shaheen, included with the Form 10-Q for the period ended June 30, 1998, filed May 15, 1998, is incorporated herein by reference.

          10.13    1990 Key Employee Stock Incentive Plan, as amended.

          10.14    1990 Non-Employee (Outside Directors) Plan, as amended.



  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 2001 and 2000.

               Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






DELOITTE & TOUCHE LLP
Certified Public Accountants




Miami, Florida
April 16, 2002

                    THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND 2000




                                ASSETS



                                              2001           2000
                                           ___________    ___________
 CURRENT ASSETS

  Cash and cash equivalents                $ 8,409,142    $13,559,268

  Accounts receivable, net                   1,808,828      3,026,553

  Inventories                                9,286,295     10,377,851

  Income taxes receivable                      345,220      1,028,112

  Prepaid expenses
   and other current assets                    266,460        207,061
                                           ___________    ___________

   TOTAL CURRENT ASSETS                     20,115,945     28,198,845


CERTIFICATES OF DEPOSIT                      7,585,000           -

PROPERTY, PLANT AND EQUIPMENT, net           2,308,003      2,617,521

INTANGIBLE ASSETS, net                      23,432,105     24,736,603

OTHER ASSETS                                 3,621,103      3,215,848
                                           ___________    ___________
     TOTAL ASSETS                          $57,062,156    $58,768,817
                                           ===========    ===========










             See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2001 AND 2000


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 2001             2000
                                             ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                           $ 2,560,051       $3,001,720

 Current portion of
  long-term debt                               1,507,256        1,519,277
                                             ___________      ___________
   TOTAL CURRENT LIABILITIES                   4,067,307        4,520,997

DEFERRED INCOME TAXES, net                     1,535,285        1,677,805

LONG-TERM DEBT, less current
 maturities                                    7,758,370        9,123,929
                                             ___________      ___________
   TOTAL LIABILITIES                          13,360,962       15,322,731
                                             ___________      ___________

COMMITMENTS AND CONTINGENCIES (NOTES 2 and 11)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   1,000,000 shares authorized; none issued         -                -
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,410,577 issued at December 31, 2001
   and 4,426,897 issued at
   December 31, 2000                              44,106           44,269
  Additional paid in capital                  18,417,080       18,477,341
  Retained earnings                           26,591,571       26,336,463
                                             ___________      ___________
                                              45,052,757       44,858,073
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                         (1,351,563)      (1,351,563)
   TREASURY STOCK (16,320 shares)                   -             (60,424)
                                             ___________      ___________
   TOTAL STOCKHOLDERS' EQUITY                 43,701,194       43,446,086
                                             ___________      ___________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $57,062,156      $58,768,817
                                             ===========      ===========


              See notes to consolidated financial statements.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                               2001            2000              1999
                            ___________     ___________      ___________


NET SALES                   $28,296,312     $31,137,782      $34,355,848

COST OF GOODS SOLD           16,243,428      18,506,860       19,566,466
                            ___________     ___________      ___________
GROSS PROFIT                 12,052,884      12,630,922       14,789,382

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES    11,363,190      11,652,923       11,747,107
                            ___________     ___________      ___________

OPERATING INCOME                689,694         977,999        3,042,275

OTHER INCOME(EXPENSE)
 Interest income                579,866         724,728          427,804
 Interest expense              (698,207)       (871,853)        (943,856)
 Royalty income                 175,000         175,000          510,000
                            ___________      __________      ___________

INCOME BEFORE
  INCOME TAXES                  746,353       1,005,874        3,036,223

INCOME TAX EXPENSE              138,398         383,647        1,193,397
                            ___________      __________      ___________

NET INCOME                  $   607,955      $  622,227      $ 1,842,826
                            ===========      ==========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE        $       .14      $      .14      $       .40
                            ===========      ==========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       4,285,577       4,385,019        4,567,439
                            ===========      ==========      ===========









              See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

               Common Stock     Additional           Contingently
           ___________________   Paid in    Retained  Returnable  Treasury
            Shares   Par Value   Capital    Earnings    Stock      Stock
           __________ ________ ___________ ___________ __________ _________
Balances,
Jan 1,1999  4,725,858   47,259  19,692,043  24,608,845 (1,351,563)     -

Treasury
stock
purchased      -        -          -            -           -     (614,867)

Treasury
stock
retired       (64,900)    (649)   (287,484)     -           -      288,133

Dividends paid -        -          -          (375,752)     -          -

Net income
for 1999
               -        -          -         1,842,826      -          -
           _________ _________ ___________ ___________ __________ _________
Balances,
Dec31,1999 4,660,958    46,610  19,404,559  26,075,919 (1,351,563)(326,734)

Treasury
stock
purchased      -        -          -            -           -     (663,249)

Treasury
stock
retired     (234,061)   (2,341)   (927,218)     -           -      929,559

Dividends paid -        -          -          (361,683)     -          -

Net income
for 2000       -        -          -           622,227      -          -
           _________ _________ ___________ ___________ __________ _________
Balances,
Dec31,2000 4,426,897  $ 44,269 $18,477,341 $26,336,463$(1,351,563)$(60,424)

Treasury
stock
retired      (16,320)     (163)    (60,261)     -           -       60,424

Dividends paid -        -          -          (352,847)     -          -

Net income
for 2001       -        -          -           607,955      -          -

Balances,
Dec31,2001 4,410,577  $ 44,106 $18,417,080 $26,591,571$(1,351,563) $   -
           ========= ========= =========== =========== =========== ========
              See notes to consolidated financial statements
                                  F-5

                      THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                        2001         2000         1999
                                     __________   __________   __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                           $  607,955  $   622,227   $1,842,826
                                     __________  ___________   __________

Adjustments to reconcile net income
 to net cash flows provided by
 operating activities:

   Depreciation                         394,556      423,077      508,362
   Amortization of intangibles        1,353,568    1,190,232    1,204,605
   Amortization of other assets         146,137      102,014       61,553
   Loss on disposal of property,
     plant and equipment                   -            -          16,076
   Deferred income taxes               (142,520)     234,855      888,933
   Provision for doubtful accounts      131,164       97,627       46,515

   Changes in operating assets
   and liabilities:

     Accounts receivable              1,086,561     (230,565)     659,145
     Inventories                      1,091,556    1,576,340    3,332,179
     Income taxes receivable            682,892     (898,972)     358,219
     Prepaid expenses
      and other current assets          (59,399)      83,949      (71,113)
     Certificates of deposit         (7,585,000)        -            -
     Other assets                      (551,392)      14,846     (861,330
     Accounts payable
      and accrued expenses             (441,669)   1,145,051   (1,270,087)
                                      _________    _________    _________

     Total adjustments               (3,893,546)   3,738,454    4,873,057
                                      _________    _________    _________
Net cash flows (used)/provided
 by operating activities             (3,285,591)   4,360,681    6,715,883
                                      _________    _________    _________







              See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                         2001        2000         1999
                                      __________  __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in cash on
   deposit with trustee                    -            -         270,684

  Purchase of property, plant
   and equipment                        (85,038)    (140,879)    (304,812)

  Purchase of intangible assets         (49,070)     (71,096)     (57,470)
                                      _________     ________   __________
Net cash flows used in
 investing activities                  (134,108)    (211,975)     (91,598)
                                      _________     ________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (9,517,580)  (1,643,710)  (1,636,224)

  Proceeds from notes payable
   to bank                            8,140,000         -            -

  Acquisition of treasury stock            -        (663,249)    (614,867)

  Dividends paid                       (352,847)    (361,683)    (375,752)

                                    ___________  ___________  ___________
Net cash flows used in
 financing activities                (1,730,427)  (2,668,642)  (2,626,843)
                                    ___________  ___________  ___________
NET (DECREASE)/INCREASE IN
  CASH AND CASH EQUIVALENTS          (5,150,126)   1,480,064    3,997,442

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                13,559,268   12,079,204    8,081,762
                                    ___________  ___________  ___________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $ 8,409,142  $13,559,268  $12,079,204
                                    ===========  ===========  ===========





              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



Supplemental Disclosures of Cash Flow Information:


                                      2001          2000          1999
                                   __________    __________    __________

  Interest paid                    $  651,533    $  809,804    $  976,478
                                   ==========    ==========    ==========
  Income taxes paid                $  100,614    $1,422,013    $  333,814
                                   ==========    ==========    ==========


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2000, equipment costing $99,340 was purchased from a customer and the purchase price was applied against the outstanding account receivable.

For the years ended December 31, 2001, 2000 and 1999, 16,320, 234,061 and
64,900 shares of treasury stock, respectively, were retired.


























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

          NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products principally throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. As explained more fully in Note 10, the Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

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

          MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of net sales in 2001. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a large customer could have an adverse effect on the Company.

          LONG-LIVED ASSETS:   SFAS No. 121, "Accounting for the Impairment
of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The amount of impairment, if any, in unamortized Goodwill is measured based on projected future undiscounted cash flows. To the extent future undiscounted cash flows of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the amortization of Goodwill, the Company has deemed there to be no impairment of Goodwill.

           STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB")Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See
Note 12.

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

     - discounted cash 45flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of notes payable and debt.

As of December 31, 2001 and 2000 there was no significant differences in the carrying values and fair market values of financial instruments.

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

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2001 and 2000 were approximately $7,257,000 and $12,995,000, respectively. At December 31, 2001, the Company excluded certificates of deposit in the amount of $7,585,000 from the above as it is pledged as collateral for a bank loan and has a remaining term of eight months.

          INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2001 and 2000 were approximately $2,838,000 and $3,219,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2001 and 2000 were approximately $1,443,000 and $1,701,000, respectively.

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

          BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2001, 2000 and 1999, the Company had 743,648, 739,524 and 506,625
outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

          NEW FINANCIAL ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" and, in June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which are effective for financial statements for fiscal years beginning after June 15, 2000. The adoption of these statements on January 1, 2001 did not have a significant effect on the Company's financial position, results of operations or cash flows.

     In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002 and is in the initial phase of testing for the impairment of existing goodwill. During the year ended December 31, 2001, amortization of goodwill was approximately $528,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. Management does not believe that the adoption of this statement would have a significant effect on the Company's financial position, results of operations or cash flows.

NOTE 2.   SIGNIFICANT TRANSACTIONS

     In connection with the acquisition of several product lines from New Image Laboratories, Inc. ("New Image") on June 26, 1997, the Company acquired certain accounts receivable, inventories, fixed assets and trademarks, and assumed approximately $5,332,000 in certain trade and other liabilities. The purchase price was subject to adjustment based upon the value of the net assets acquired, as determined on the first anniversary of the closing date. New Image commenced litigation against the Company seeking an order of the Court that the 125,000 shares of Common Stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. Pursuant to a judgment dated March 20, 2001, the United States District Court for the Central District of California granted New Image partial judgment and directed the escrow agent to deliver the 125,000 shares to New Image. The Company has appealed the judgment to the United States Court of Appeals for the Ninth Circuit and believes that its chances of having the judgment overturned on appeal are favorable. The value of trademarks recorded, approximating $3,369,000, assumes the return to the Company of the shares held in escrow.

NOTE 3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2001 and 2000 consisted of the following:
                                        2001             2000
                                     __________       __________
Trade accounts receivable            $1,961,053       $3,131,555
Less: Allowance for
 doubtful accounts                     (152,225)        (105,002)
                                     __________       __________
Accounts receivable, net             $1,808,828       $3,026,553
                                     ==========       ==========


     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:

                                      2001           2000          1999
                                   _________      _________     _________
Balance, beginning of year         $ 105,002      $ 125,846     $ 175,155
Provision for doubtful
 accounts                            131,164         97,627        46,515
Uncollectible accounts
 written off, net of recoveries      (83,941)      (118,471)      (95,824)
                                   _________      _________     _________
Balance, end of year               $ 152,225      $ 105,002     $ 125,846
                                   =========      =========     =========

NOTE 4.   INVENTORIES

     Inventories at December 31, 2001 and 2000 consisted of the following:

                                     2001               2000
                                 ____________       ____________
  Raw materials                  $  3,180,670       $  2,620,048
  Packaging and components          3,448,541          3,700,758
  Work in progress                    341,507            703,571
  Finished goods                    5,502,599          6,284,531
   ____________       ____________
                                   12,473,317         13,308,908
  Less: Amount included
        in other assets            (3,187,022)        (2,931,057)
                                 ____________       ____________
  Balance, end of year           $  9,286,295       $ 10,377,851
                                 ============       ============

     Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will become part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture. Included in other assets is inventory not anticipated to be utilized within one year.

NOTE 5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at December 31, 2001 and 2000 consisted of the following:
                                     2001                2000
                                  __________         ___________
Land                              $  379,627         $   379,627
Buildings and improvements         2,094,046           2,094,046
Machinery and equipment            1,950,866           2,042,122
Furniture and office equipment       554,948             509,026
                                  __________          __________
                                   4,979,487           5,024,821
Less: accumulated depreciation    (2,671,484)         (2,407,300)
                                  __________          __________
Balance, end of year              $2,308,003          $2,617,521
                                  ==========          ==========

NOTE 6.   INTANGIBLE ASSETS

     Intangible assets at December 31, 2001 and 2000 consisted of the following:
                                     2001               2000
                                 ___________        ___________
Goodwill-Williamsport
 Barber Supply                   $   510,674        $   510,674
Goodwill-Stephan & Co.               278,054            278,054
Goodwill-Scientific
  Research Products, Inc.          1,976,446          1,976,446
Trademarks-Scientific Research     1,758,343          1,758,343
Trademarks-Frances Denney          4,442,455          4,442,455
Trademarks-Colgate/Mennen          9,548,070          9,548,070
Goodwill-Trevor Sorbie             5,622,130          5,622,130
Trademarks-Image/Modern            3,368,527          3,368,527
Goodwill-Morris Flamingo           2,544,831          2,544,831
Deferred Acquisition Costs           885,475            885,475
Other                                136,132             87,062
                                 ___________        ___________
                                  31,071,137         31,022,067

Less: accumulated amortization    (7,639,032)        (6,285,464)
                                 ___________        ___________
Balance, end of year             $23,432,105        $24,736,603
                                 ===========        ===========

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2001 and 2000 consisted of the following:

                                               2001            2000
                                           ___________     ___________

Accounts payable                           $   824,864     $ 1,574,772
Accrued marketing expenses                     613,166         186,263
Accrued payroll and bonuses                    651,877         833,253
Accrued legal and professional fees            249,479         254,488
Other accrued expenses                         220,665         152,944
                                           ___________     ___________
Balance, end of year                       $ 2,560,051     $ 3,001,720
                                           ===========     ===========

NOTE 8.   LONG-TERM DEBT

     Long-term debt at December 31, 2001 and 2000 consisted of the following:
                                               2001             2000
                                           ____________     ____________

3.78% note payable to bank, principal
 of $92,500 plus interest due monthly
 through August 2, 2006; collateralized
 by a security interest in a certificate
 of deposit of like amount, which bears
 interest at 50 basis points below the
 interest charged on the note.             $ 7,677,500       $      -

6.65% unsecured note payable to bank,
 principal of $92,500 plus interest
 due monthly.                                     -            8,787,500

Guaranteed minimum payments of $250,000
 due semi-annually to Colgate-Palmolive
 through January 31, 2004, discounted at
 an 8% rate; collateralized by a security
 interest in the brand trademarks acquired
 from Colgate-Palmolive, with a net carrying
 value of approximately $7,637,000.          1,588,126         1,855,706
                                           ___________       ___________
                                             9,265,626        10,643,206
Less: current portion                       (1,507,256)       (1,519,277)
                                           ___________       ___________
Long-term debt                             $ 7,758,370       $ 9,123,929
                                           ===========       ===========

     At December 31, 2001, approximate maturities of long-term debt are $1,507,000 in 2002, $1,393,000 in 2003, $2,018,000 in 2004, $1,110,000 in
2005, and $3,238,000 in 2006.

NOTE 9.   INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:


                           2001              2000             1999
                       ___________       ___________      ___________
Current Tax:
 Federal                 $ 213,843       $   162,680      $   274,747
 State                      67,075           (13,888)          29,717
                       ___________       ___________      ___________

  Total Current            280,918           148,792          304,464
                       ___________       ___________      ___________
Deferred Tax:
 Federal                   (83,715)          181,917          762,299
 State                     (58,805)           52,938          126,634
                       ___________       ___________      ___________

  Total Deferred          (142,520)          234,855          888,933
                       ___________       ___________      ___________
Total provision for
 income taxes          $   138,398       $   383,647      $ 1,193,397
                       ===========       ===========      ===========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.


     The net deferred income tax liability in the accompanying consolidated balance sheets includes deferred tax assets and liabilities attributable to the following items:

                                            2001              2000
                                        ___________       ___________
   Accounts receivable allowances       $   (60,129)      $   (47,479)
   Property, plant and equipment            101,792            35,748
   Amortization of intangibles            2,048,920         2,309,892
   Charitable contribution
    carryforward                           (282,793)         (398,002)
   State income taxes                       (83,162)             -
   Accrued liabilities and other           (189,343)         (222,354)
                                        ___________       ___________

   Deferred income taxes, net           $ 1,535,285       $ 1,677,805
                                        ===========       ===========

     The provision for Federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:

                                           2001        2000        1999
                                          ______      ______      ______
Amount computed on pretax income           35.0%       35.0%       35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                        .7         2.6         3.2
 Charitable contributions of inventory       -           -         (2.6)
 Goodwill                                  16.8         7.1         2.1
 Benefit of graduated rates                (1.0)       (1.0)       (1.0)
 Tax exempt interest                       (3.3)       (4.0)       (1.0)
 Other                                    (29.7)       (1.6)        3.6
                                          _____       _____       _____
 Total income tax                          18.5%       38.1%       39.3%
                                          =====       =====       =====

The tax provision was reduced by approximately $210,000 due to a reduction for tax liabilities which are no longer required.

NOTE 10. SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has as a customer base distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets that sell the product to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, and manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:


                        NET SALES            INCOME BEFORE INCOME TAXES
                 ________________________    __________________________
                  2001     2000    1999        2001      2000     1999
                 _______________________     __________________________
Professional     $19,752 $20,393 $22,129     $   379   $ 1,011  $ 1,845
Retail             6,496   8,969   9,705         596     1,265    1,985
Manufacturing      9,358   8,330  12,341         325      (621)     176
                 _______ _______ _______     _______   _______  _______
   Total          35,606  37,692  44,175       1,300     1,655    4,006

Intercompany
  Manufacturing   (7,310) (6,554) (9,819)       (554)     (649)    (970)
                 _______ _______ _______     _______   _______  _______
   Consolidated  $28,296 $31,138 $34,356     $   746   $ 1,006  $ 3,036
                 ======= ======= =======     =======   =======  =======

                    INTEREST INCOME              INTEREST EXPENSE
                 _______________________     __________________________
                   2001    2000    1999        2001     2000      1999
                 _______________________     __________________________
Professional     $  316  $  338  $  142      $  388    $ 387    $  418
Retail              150     310     245         292      465       505
Manufacturing       114      77      41          18       20        21
                 ______  ______  ______      ______    ______   ______
   Total         $  580  $  725  $  428      $  698    $ 872    $  944
                 ======  ======  ======      ======    ======   ======

                     DEPRECIATION AND
                       AMORTIZATION                 TOTAL ASSETS
                 ______________________           _________________
                    2001   2000    1999              2001     2000
                 ______________________           _________________
Professional      $  941 $  882  $  789           $17,963   $18,839
Retail               799    744     908            24,574    25,388
Manufacturing        154     89      78            14,525    14,542
                 _______ _______ ______           _______   _______
   Total          $1,894 $1,715  $1,775           $57,062   $58,769
                 ======= ======= ======           =======   =======

     The accounting policies used for each of the segments are the same as those used for the Company generally, and are described in the summary of significant accounting policies in Note 1. Included in Manufacturing net sales are intercompany sales to related segments, which are generally recorded at cost plus 10%. Management of the Company evaluates the performance of each segment based upon results of operations before income taxes, intercompany allocations, interest and amortization.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2001, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company has entered into employment agreements with certain officers. These agreements, which expire on various dates through January 2006, provide for incentive bonuses based on consolidated income before taxes or earnings per share. No significant bonuses were paid in the years 1999 through 2001.

     Annual rent payments due under non-cancelable operating leases at December 31, 2001 are:
                     2002             $ 254,600
                     2003               243,200
                     2004               234,800
                                        _______
                                      $ 732,600
                                        =======

      Annual rent expense for each of the last three years is as follows:

                     2001              $624,400
                     2000               579,300
                     1999               610,800

     Included in rent expense above for the years ended December 31, 2001, 2000 and 1999 is $191,000, $192,000 and $199,000 paid to Shaheen & Co.,
Inc., the former owner of Morris Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Registrant.

     In connection with the acquisition of certain assets from New Image, the Company placed 125,000 shares of its Common Stock in escrow to cover certain purchase price adjustment claims it could make if the inventories or the accounts receivable were less than the amounts guaranteed by New Image. In June of 1998, the Company made a claim for the return of all of the stock held in escrow because it calculated that the inventories and the accounts receivable were less than the guaranteed amount by a sum which exceeded the value of the stock held in escrow. New Image then brought a claim in Federal court in Los Angeles for breach of contract and fraud, asserting that the Company was not entitled to any price adjustment. By its action, New Image sought to recover the stock held in escrow. The Company filed counterclaims seeking, among other things, the return of all of the shares and recovery of certain property it alleges New Image failed to turn over to the Company.

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

     New Image has cross-appealed claiming that it is entitled to reversal of certain matters as set forth in the judgment as the court (i) did not grant it monetary damages for the differences between the value of the stock when it should have received the shares and the current value of the Company's stock, (ii) dismissed its claim for promissory deceit and (iii) refused to award it attorney's fees and costs as the prevailing party. While it is not possible to predict with any certainty how a court would rule, the Company and its counsel believe that the chances of the Company prevailing on appeal are favorable. The Company's claims for reimbursement of certain acquisition related expenses and for undelivered computer equipment remain pending before the District Court.

     On April 1, 1999, the Company announced that it would be restating its financial statements for the second and third quarters of 1998 and that results of operations for the year ended December 31, 1998 would be substantially less than expected. On or about April 9, 1999, the Company learned that three class action lawsuits had been filed against it, as well as certain of its officers. The lawsuits alleged, among other things, certain violations of Federal securities laws and sought an unspecified amount of damages. The class action claims were consolidated and the Company moved to dismiss the class action amended complaint. By final order of dismissal, dated March 30, 2000, the Court dismissed the complaint. Subsequent to such dismissal, the class action plaintiffs moved to amend the judgment or for reconsideration. The plaintiffs were granted an opportunity to file a second complaint and in September 2001, the United States District Court for the Southern District of Florida dismissed the class action lawsuit, with prejudice.

     Old 97 Company commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Circuit Court of the State of Florida alleging claims for breach of contract for goods sold and delivered and seeking damages in excess of $200,000. Vogue has answered the complaint and has sought to file counterclaims for an unspecified amount of damages. The Company believes its claims against Vogue are meritorious. Moreover, the Company believes that the counterclaim is not meritorious and intends to vigorously defend the counterclaim.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-sued the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on the account stated claim. At this time, the Registrant is unable to predict the outcome of this matter.

     On March 5, 2001, the Company announced that the Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding capital stock in a going private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $125,000 of expenses through December 31, 2001, it is estimated that the remaining costs associated with this process will be in excess of $500,000. On April 16, 2002 the Company announced that the Special Committee of its Board of Directors has, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by four members of the Company's management and directors. Such bid is to purchase all of the Company's common stock at $4 per share. No other viable bids were received by the committee for the entire Company. The management bid is subject to various conditions, including financing. The Company's management is currently in the process of negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     In November 2001, the Company filed a claim with the Department of Transportation ("DOT") in connection with the DOT's widening of Interstate Highway 4, which will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. After consultation with legal counsel, the Company is unable to predict the ultimate outcome of this matter and the amount of recovery, if any, that will result therefrom.

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

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 10 years from the date of grant. Stock option activity for 2001, 2000, and 1999 is set forth below:
                                  Key Employee           Outside
                                   Incentive     Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________
Outstanding at December 31, 1998..   431,195   $15.95     66,806   $13.54
Granted...........................    70,000    10.25     20,248     4.18
Canceled..........................   (70,500)   16.67    (11,124)   15.38
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 1999..   430,695    15.17     75,930    11.05
Granted...........................   268,075     3.87     20,248     4.50
Canceled..........................   (45,300)    9.02    (10,124)   15.50
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 2000..   653,470     9.69     86,054     8.98

                                  Key Employee           Outside
                                   Incentive     Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Granted...........................    70,000     3.00     20,248     3.05
Canceled..........................   (76,000)   14.78    (10,124)   15.75
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 2001..   647,470   $ 8.36     96,178   $ 7.02
                                   ==========          ==========

      The number of shares and average exercise price of options exercisable at December 31, 2001, 2000 and 1999 were 568,275 shares at $8.36, 329,000 shares at $13.17, and 281,500 shares at $13.66 for the 1990
Key Employee Stock Incentive Plan and 75,930 at $7.02, 65,806 at $10.36, and 55,682 at $13.55 for the Outside Directors Plan, respectively. At December 31, 2001 and 2000, 115,280 and 121,280 respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 55,697 shares and 65,821 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

     The Company continues to apply the provisions of APB Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations for options granted in 2001, 2000 and 1999. However, pro forma disclosures of net earnings and earnings per share must be made as if SFAS No. 123 had been adopted. Had compensation costs for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the treatment prescribed by SFAS No. 123, the Company's net income and earnings per share, on a pro forma basis, would be as follows:


                           (Dollars in thousands, except per share data)

                                   2001          2000         1999
                               ___________   ___________   __________
    Net income:

        As reported                $ 608       $   622       $ 1,843
        Pro forma                  $ 532           304       $ 1,513

    Earnings per share:

        As reported                 $.14       $   .14       $   .40
        Pro forma                   $.12       $   .07       $   .33

     The above pro forma effect takes into consideration only options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of stock options granted during 2001, 2000 and 1999 was $3.01, $1.78, and $5.22, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and included the following assumptions for the years ended December 31, 2001, 2000 and 1999:

                                    2001        2000        1999
                                 __________  __________  __________

      Life expectancy              5 years    5 years    5-10 years
      Risk-free interest rate        5%          6%          6%
      Expected volatility           59%         57%         62%
      Dividends per share          $.08        $.08        $.08



     The exercise price range of options outstanding and exercisable for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:


                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $ 3.00 - $ 9.99    376,019    5.49    $ 3.72     285,771     $ 3.95
  $10.00 - $15.99    367,629    3.89    $12.76     358,434     $12.81
                   _________                     _________
                     743,648                       644,205
                   =========                     =========

     Included in the $10.00-$15.99 range above are 9,195 options which are not exercisable until (and unless) the stock trades for 20 consecutive trading days at a price of $14.14 and higher. These options expired in April 2002.

                               SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By:___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 18, 2002





By:___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 18, 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




By:______________________________ By:_______________________________
   Frank F. Ferola, Principal        Thomas M. D'Ambrosio
   Executive Officer and Director    Vice President and Director
   Date: April 18, 2002              Date: April 18, 2002


By:______________________________ By:_______________________________
   John DePinto, Director            Curtis Carlson, Director
   Date: April 18, 2002              Date: April 18, 2002


By:______________________________ By:_______________________________
   Leonard Genovese, Director        Shouky Shaheen, Director
   Date: April 18, 2002              Date: April 18, 2002






                                   25



                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 18, 2002


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 18, 2002




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 18, 2002                   Date: April 18, 2002


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: April 18, 2002                   Date: April 18, 2002



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: April 18, 2002                   Date: April 18, 2002




                                   25