Form 10-Q
period 2002-03-31
STEPHAN CO
filed 2002-05-14
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



             For the Quarterly Period Ended: March 31, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES X     NO






         Approximate number of shares of Common Stock outstanding
                           as of May 10, 2002:


                               4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               MARCH 31, 2002


                                    INDEX


                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2002 and December 31, 2001             4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2002 and 2001                                  6

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2002 and 2001                                7-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-14

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     15-18

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                 18


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                              19


SIGNATURES                                                         20

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             MARCH 31, 2002



         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This quarterly report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any results, performance, condition, trends or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly adopted accounting principles; changes in, or failure to comply with, laws; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

     The Company does not undertake, subject to applicable law, any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected, anticipated or implied herein.

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS



                                               March 31,     December 31,
                                                 2002            2001
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 8,865,983    $  8,409,142

 Certificate of deposit                           277,500            -

 Accounts receivable, net                       1,684,476       1,808,828

 Inventories                                    8,855,103       9,286,295

 Income taxes receivable                          296,552         345,220

 Prepaid expenses and
  other current assets                            288,071         266,460
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        20,267,685      20,115,945

CERTIFICATE OF DEPOSIT                          7,307,500       7,585,000

PROPERTY, PLANT AND EQUIPMENT, net              2,237,114       2,308,003

INTANGIBLE ASSETS, net                         23,225,213      23,432,105

OTHER ASSETS, net                               3,525,187       3,621,103
                                             ____________    ____________

   TOTAL ASSETS                              $ 56,562,699    $ 57,062,156
                                             ============    ============









    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             March 31,       December 31,
                                               2002              2001
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,361,148      $  2,560,051

 Current portion of
  long-term debt                              1,548,384         1,507,256
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,909,532         4,067,307

DEFERRED INCOME TAXES, net                    1,628,948         1,535,285

LONG-TERM DEBT                                7,198,930         7,758,370
                                           ____________      ____________

   TOTAL LIABILITIES                         12,737,410        13,360,962
                                           ____________      ____________


COMMITMENTS AND CONTINGENCIES (NOTE 3)


STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          26,715,666        26,591,571
                                           ____________      ____________
                                             45,176,852        45,052,757
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 43,825,289        43,701,194
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 56,562,699      $ 57,062,156
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                            Three Months Ended March 31,
                                            _____________________________

                                                 2002            2001
                                            ____________     ____________

NET SALES                                    $ 6,319,916      $ 7,580,368

COST OF GOODS SOLD                             3,541,173        4,222,480
                                             ___________      ___________

GROSS PROFIT                                   2,778,743        3,357,888

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,421,318        2,729,383
                                             ___________     ____________

OPERATING INCOME                                 357,425          628,505

OTHER INCOME(EXPENSE)
  Interest income                                 92,166          176,317
  Interest expense                              (135,622)        (205,015)
  Royalty income                                  26,250           43,750
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       340,219          643,557

INCOME TAX EXPENSE                               127,912          256,152
                                             ___________      ___________

NET INCOME                                   $   212,307      $   387,405
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $      .05       $      .09
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,285,577        4,285,577
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                             Three Months Ended March 31,
                                             ___________________________

                                                 2002            2001
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   212,307     $   387,405
                                             ___________     ____________


 Adjustments to reconcile net income to
  cash flows used in operating activities:

   Depreciation                                   83,118          96,744
   Amortization                                  206,892         297,558
   Amortization of other assets                     -             29,174
   Deferred income taxes                          93,663          59,240
   Provision for doubtful accounts                 2,164           5,915

   Changes in operating assets and
   liabilities:

     Accounts receivable                         122,188         427,012
     Inventories                                 431,192          (2,973)
     Income taxes receivable                      48,668         196,439

     Prepaid expenses
      and other current assets                   (21,611)        (56,196)
     Other assets                                 95,916          38,661
     Accounts payable and accrued expenses      (198,903)       (533,425)
                                             ___________     ___________

     Total adjustments                           863,287         558,149
                                             ___________     ___________
Net cash flows provided
 by operating activities                       1,075,594         945,554
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                             Three Months Ended March 31,
                                             ____________________________

                                                 2002             2001
                                             ____________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (12,229)         (22,026)

 Purchase of intangible assets                      -             (49,069)
                                             ___________      ___________

Net cash flows used in
 investing activities                            (12,229)         (71,095)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (518,312)        (389,636)

 Dividends paid                                  (88,212)         (88,212)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (606,524)       (477,848)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                                456,841          396,611

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,409,142       13,559,268
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 8,865,983      $13,955,879
                                             ===========      ===========








    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001







Supplemental Disclosures of Cash Flow Information:



          Interest paid                      $   150,134      $   189,268
                                             ===========      ===========


          Income taxes paid                  $    72,987      $      -
                                             ===========      ===========



     For the three months ended March 31, 2001, 16,320 shares of treasury stock, with an aggregate cost of $60,424, were retired.


























    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments necessary for a fair presentation of the Company's financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be achieved for the year ending December 31, 2002. The December 31, 2001 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products principally throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has allocated its business into three segments; (1) professional hair care products and distribution; (2) retail personal care products; and (3) manufacturing.

         USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, certificates of deposit (not pledged as collateral), and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit of $100,000. Cash and cash equivalents held in interest bearing accounts as of March 31, 2002 and December 31, 2001 were approximately $7,269,000 and $7,257,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                        March 31,          December 31,
                                          2002                 2001
                                      ____________         ____________
Raw materials                         $  2,225,555         $  3,180,670
Packaging and components                 3,308,432            3,448,541
Work in progress                           333,752              341,507
Finished goods                           6,086,830            5,502,599
                                      ____________         ____________
                                        11,954,569           12,473,317
Less: Amount included in
      other assets                      (3,099,466)          (3,187,022)
                                      ____________         ____________

                                      $  8,855,103         $  9,286,295
                                      ============         ============

     Raw materials principally include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the actual bottles or containers (plastic or glass), jars, caps, pumps and similar materials that become part of the finished product. Finished goods include hair dryers, electric clippers, lather machines, scissors and salon furniture. Included in other assets are raw materials, packaging and components inventory not anticipated to be utilized in less than one year.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,285,577 for each of the three months ended March 31, 2002 and 2001. For the three months ended March 31, 2002 and 2001, the Company had 813,648 and 809,524 outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

         NEW FINANCIAL ACCOUNTING STANDARDS: In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2002 AND 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002 and is in the initial phase of testing for the impairment of existing goodwill. For the three months ended March 31, 2002, implementation of SFAS No. 142 resulted in a decrease of pretax goodwill amortization of approximately $91,000, or $.01 per basic and diluted earnings per share. The table below reflects the impact of the implementation of SFAS No. 142 for the three months ended March 31, 2002 and 2001:
                                                  Three Months
                                                 Ended March 31,
                                                 (in thousands)
                                                 _______________
                                                  2002     2001
                                                 ______   ______

         Net income (as reported)                $  212  $  387
         After tax goodwill amortization             -       58
                                                 ______  ______
         Adjusted net income                     $  212  $  445
                                                 ======  ======
         Net income per share
         (basic and diluted)                     $  .05  $  .09
         After tax goodwill amortization             -      .01
                                                 ______  ______
         Adjusted basic and diluted
          earnings per share                     $  .05  $  .10
                                                 ======  ======

     Amortization expense of other intangibles for the three months ended March 31, 2002 was $207,000. Amortization expense for other intangible assets recorded as of December 31, 2001, for the years ended December 31, 2002 through 2007 is anticipated to be as follows: 2002: $827,000; 2003:
$728,000; 2004: $624,000; 2005: $624,000; 2006: $615,000; 2007: $603,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant effect on the Company's financial position, results of operations or cash flows.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2002 AND 2001

NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how its management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and "Manufacturing". The Professional segment generally has a customer base consisting of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barber shops. The customer base for the Retail segment consists of mass merchandisers, chain drug stores and supermarkets that sell products to end-users. The Manufacturing segment manufactures products for different subsidiaries of the Company, and also manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:
                                                   INCOME BEFORE
                                 NET SALES         INCOME TAXES
                              _______________     _______________
                                Three Months        Three Months
                              Ended March 31,     Ended March 31,
                                2002    2001        2002     2001
                              _______________     _______________
Professional                  $ 4,454 $ 4,948     $   204 $   239
Retail                          1,702   1,628         244     256
Manufacturing                   1,740   2,644          28     311
                              _______ _______     _______ _______
   Total                        7,896   9,220         476     806

Intercompany
  Manufacturing                (1,576) (1,640)       (136)   (162)
                              _______ _______     _______ _______
   Consolidated               $ 6,320 $ 7,580     $   340 $   644
                              ======= =======     ======= =======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at March 31, 2002, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2002 AND 2001


NOTE 3: COMMITMENTS AND CONTINGENCIES (Continued)


     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding capital stock in a going private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $154,000 of expenses through March 31, 2002, it is estimated that the remaining costs associated with this process will be in excess of $475,000. On April 16, 2002, the Company announced that the special committee of its Board of Directors had, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by the four members of the Company's management and directors. Such bid is to purchase all of the Company's common stock at $4 per share. No other viable bids were received by the committee for the entire Company. The management bid is subject to various conditions, including obtaining adequate financing. The Company's management is currently in the process of negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     Pursuant to an opinion filed on April 29, 2002, the United States Court of Appeals for the Ninth Circuit, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Registrant on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's rulings that New Image is not entitled to (i) damages equal to the diminution in the value of the Registrant's common stock price between the scheduled and actual disbursement dates or (ii) attorney fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of Registrant's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings.

     Other than the foregoing, there has been no change in the status of other pending litigation since last reported in the financial statements for the year ended December 31, 2001.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 2002, net sales were $6,320,000, compared to $7,580,000 for the three months ended March 31, 2001, a decline of $1,260,000. Principally as a result of the decline in net sales, gross profit for the three months ended March 31, 2002 was $2,779,000, compared to gross profit of $3,358,000 achieved for the corresponding three-month period in 2001. Net income of $212,000 for the three months ended March 31, 2002, declined from the $387,000 achieved in the three months ended March 31, 2001, largely as a result of a decrease in net sales as discussed below. Basic and diluted earnings per share were $.05 for the three months ended March 31, 2002, compared to $.09 for the three months ended March 31, 2001.

     The Company experienced a decline in net sales for the Professional and Manufacturing segments of its business in the three-month period ended March 31, 2002, with such segments declining a total of approximately $1,340,000 in the aggregate. Net sales from private label manufacturing declined by almost $790,000 from the corresponding three-month period in 2001 because the Company is no longer manufacturing for a large private label customer. The net sales decline of almost $490,000 in the Professional segment was primarily due to continued industry-wide consolidation described in previously filed reports. The gross profit margin for the three months ended March 31, 2002 declined slightly, from 44.30% for the three months ended March 31, 2001 to 43.97% for the three months ended March 31, 2002, but has increased when compared to both the entire 2001 fiscal year. Management believes that it will be able to replace lost sales with new customers and/or increased sales to existing customers as a result of the sales initiatives started in 2001, and would anticipate that these sales will have a positive impact by the third quarter of 2002 and thereafter.

     Selling, general and administrative expenses for the three months ended March 31, 2002 decreased by $308,000, from $2,729,000 to $2,421,000, when compared to the corresponding three-month period of 2001. The reduction in expenses was due, in part, to a decline in amortization of over $120,000, largely as a result of the implementation of SFAS No. 142 and decreases in office expenses and freight charges.

     Interest income for the three months ended March 31, 2002 decreased over $84,000 when compared to the corresponding three-month period of 2001 as a direct result of significantly lower interest rates. For the same reason, and as a result of the refinancing of debt in August 2001, interest expense for the three months ended March 31, 2002 decreased approximately $69,000 from the corresponding three-month period of 2001.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Other income is comprised of a $26,250 quarterly royalty fee from the licensing of Frances Denney products.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $457,000 from December 31, 2001, to $8,866,000 at March 31, 2002. Total cash of $16,451,000 includes
$7,585,000 of cash invested in certificates of deposit pledged as collateral for a bank loan. Accounts receivable decreased $124,000 and inventories decreased by approximately $431,000 from the amounts at December 31, 2001 as the result of a decrease in sales.

     Total current assets at March 31, 2002 were $20,268,000 compared to $20,116,000 at December 31, 2001. Working capital increased $310,000 when compared to December 31, 2001.

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding capital stock in a going private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $154,000 of expenses through March 31, 2002, it is estimated that the remaining costs associated with this process will be in excess of $475,000. On April 16, 2002, the Company announced that the special committee of its Board of Directors had, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by the four members of the Company's management and directors. Such bid is to purchase all of the Company's common stock at $4 per share. No other viable bids were received by the committee for the entire Company. The management bid is subject to various conditions, including obtaining adequate financing. The Company's management is currently in the process of negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

NEW FINANCIAL ACCOUNTING STANDARDS

     In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards make changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002 and is in the initial phase of testing for the impairment of existing goodwill. For the three months ended March 31, 2002, implementation of SFAS No. 142 resulted in a decrease of pretax goodwill amortization of approximately $91,000, or $.01 per basic and diluted earnings per share. The table below reflects the impact of the implementation of SFAS No. 142 for the three months ended March 31, 2002 and 2001:

                                                  Three Months
                                                 Ended March 31,
                                                 (in thousands)
                                                 _______________
                                                  2002     2001
                                                 ______   ______

         Net income (as reported)                $  212  $  387
         After tax goodwill amortization             -       58
                                                 ______  ______
         Adjusted net income                     $  212  $  445
                                                 ======  ======
         Net income per share
         (basic and diluted)                     $  .05  $  .09
         After tax goodwill amortization             -      .01
                                                 ______  ______
         Adjusted basic and diluted
          earnings per share                     $  .05  $  .10
                                                 ======  ======


     Amortization expense of other intangibles for the three months ended March 31, 2002 was $207,000. Amortization expense for other intangible assets recorded as of December 31, 2001, for the years ended December 31, 2002 through 2007 is anticipated to be as follows: 2002: $827,000; 2003:
$728,000; 2004: $624,000; 2005: $624,000; 2006: $615,000; 2007: $603,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements,

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant effect on the Company's financial position, results of operations or cash flows.

     The Company does not have any off-balance sheet financings.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events ultimately transpire. Please refer to Item 7 in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                         MARCH 31, 2002 AND 2001



                         PART II.  OTHER INFORMATION



 ITEM 1.  LEGAL PROCEEDINGS


     Pursuant to an opinion filed on April 29, 2002, the United States Court of Appeals for the Ninth Circuit, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Registrant on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit opinion affirmed the lower court's rulings that New Image is not entitled to (i) damages equal to the diminution in the value of the Registrant's common stock price between the scheduled and actual disbursement dates or (ii) attorney fees. As a consequence of the Ninth Circuit decision, the judgment granting New Image all 125,000 shares of Registrant's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings.

     Other than the above, there has been no material change in the status of any other pending litigation since the date that the Company's Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2001.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 14, 2002




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
May 14, 2002

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.





_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 14, 2002





_____________________________________
David A. Spiegel
Principal Financial and
 Accounting Officer
May 14, 2002




















                                  20