Form 10-Q
period 2002-06-30
STEPHAN CO
filed 2002-08-14
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



             For the Quarterly Period Ended: June 30, 2002


                        Commission File No. 1-4436


                              THE STEPHAN CO.
          (Exact Name of Registrant as Specified in its Charter)



               Florida                               59-0676812
   (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)               Identification No.)


   1850 West McNab Road, Fort Lauderdale, Florida      33309
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






         Approximate number of shares of Common Stock outstanding
                         as of August 9, 2002:


                               4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 2002


                                    INDEX


                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2002 and December 31, 2001             4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the six months ended
           June 30, 2002 and 2001                                 6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           June 30, 2002 and 2001                                 7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the six months ended
           June 30, 2002 and 2001                                8-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-17

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     18-23

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                 23


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                           24-25

           ITEM 6.  Exhibits and Reports on Form 8-K               25


SIGNATURES                                                         26

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2002



         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This quarterly report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any results, performance, condition, trends or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS



                                               June 30,      December 31,
                                                 2002            2001
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 9,654,839    $  8,409,142

 Accounts receivable, net                       2,068,094       1,808,828

 Inventories                                    9,005,512       9,286,295

 Income taxes receivable                          257,031         345,220

 Prepaid expenses and
  other current assets                            236,109         266,460
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        21,221,585      20,115,945

CERTIFICATE OF DEPOSIT                          7,307,500       7,585,000

PROPERTY, PLANT AND EQUIPMENT, net              2,161,583       2,308,003

PATENTS, TRADEMARKS AND OTHER
 INTANGIBLE ASSETS, net                        14,350,918      14,766,827

GOODWILL, net                                   8,665,278       8,665,278

OTHER ASSETS, net                               3,083,300       3,621,103
                                             ____________    ____________

   TOTAL ASSETS                              $ 56,790,164    $ 57,062,156
                                             ============    ============








    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             June 30,        December 31,
                                               2002              2001
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,393,248      $  2,560,051

 Current portion of
  long-term debt                              1,747,012         1,507,256
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,140,260         4,067,307

DEFERRED INCOME TAXES, net                    1,695,018         1,535,285

LONG-TERM DEBT                                6,934,001         7,758,370
                                           ____________      ____________

   TOTAL LIABILITIES                         12,769,279        13,360,962
                                           ____________      ____________


COMMITMENTS AND CONTINGENCIES (NOTE 4)


STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          26,911,262        26,591,571
                                           ____________      ____________
                                             45,372,448        45,052,757
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 44,020,885        43,701,194
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 56,790,164      $ 57,062,156
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Six Months Ended June 30,
                                            _____________________________

                                                 2002            2001
                                            ____________     ____________

NET SALES                                    $13,159,204      $15,413,587

COST OF GOODS SOLD                             7,398,088        8,842,280
                                             ___________      ___________

GROSS PROFIT                                   5,761,116        6,571,307

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      4,980,633        5,417,929
                                             ___________     ____________

OPERATING INCOME                                 780,483        1,153,378

OTHER INCOME(EXPENSE)
  Interest income                                186,591          324,983
  Interest expense                              (269,388)        (405,620)
  Royalty income                                  71,250           87,500
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       768,936        1,160,241

INCOME TAX EXPENSE                               272,822          457,129
                                             ___________      ___________

NET INCOME                                   $   496,114      $   703,112
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $      .12       $      .16
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,285,577        4,285,577
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Three Months Ended June 30,
                                            _____________________________

                                                 2002            2001
                                            ____________     ____________

NET SALES                                    $ 6,839,288      $ 7,833,219

COST OF GOODS SOLD                             3,856,915        4,619,800
                                             ___________      ___________

GROSS PROFIT                                   2,982,373        3,213,419

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,559,316        2,688,546
                                             ___________     ____________

OPERATING INCOME                                 423,057          524,873

OTHER INCOME(EXPENSE)
  Interest income                                 94,425          148,666
  Interest expense                              (133,766)        (200,605)
  Royalty income                                  45,000           43,750
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       428,716          516,684

INCOME TAX EXPENSE                               144,909          200,976
                                             ___________      ___________


NET INCOME                                   $   283,807      $   315,708
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $      .07       $      .07
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,285,577        4,285,577
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ___________________________

                                                 2002            2001
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   496,114     $   703,112
                                             ___________     ____________


 Adjustments to reconcile net income to
  cash flows provided by/(used in)
  operating activities:

   Depreciation                                  166,235         193,079
   Amortization of intangible assets             415,909         590,137
   Amortization of other assets                     -             68,992
   Deferred income taxes                         159,733         123,588
   Provision for doubtful accounts                  (865)         14,178

   Changes in operating assets and
   liabilities:

     Certificate of deposit, collateralizing
      refinanced loans                           277,500      (8,140,000)
     Accounts receivable                        (258,401)        160,536
     Inventories                                 280,783         257,699
     Income taxes receivable                      88,189         265,690
     Prepaid expenses
      and other current assets                    30,351         (12,687)
     Other assets                                537,803         (33,573)
     Accounts payable and accrued expenses      (166,803)       (397,320)
                                             ___________     ___________

     Total adjustments                         1,530,434      (6,909,681)
                                             ___________     ___________
Net cash flows provided by/
 (used in) operating activities                2,026,548      (6,206,569)
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                               Six Months Ended June 30,
                                             ____________________________

                                                 2002             2001
                                             ____________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (19,815)         (66,557)

 Purchase of intangible assets                      -             (49,069)
                                             ___________      ___________

Net cash flows used in
 investing activities                            (19,815)        (115,626)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (584,613)        (592,768)

 Dividends paid                                 (176,423)        (176,423)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (761,036)        (769,191)
                                             ___________      ___________
INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                     1,245,697       (7,091,386)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,409,142       13,559,268
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 9,654,839      $ 6,467,882
                                             ===========      ===========








    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001







Supplemental Disclosures of Cash Flow Information:


                                                 2002             2001
                                               ________         ________


          Interest paid                      $   221,518      $   333,890
                                             ===========      ===========


          Income taxes paid                  $   137,574      $      -
                                             ===========      ===========



     For the six months ended June 30, 2001, 16,320 shares of treasury stock, at an aggregate cost of $60,424, were retired.























    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the Company's financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be achieved for the year ending December 31, 2002. The December 31, 2001 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products principally throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company has allocated its business into three segments: (1) professional hair care products and distribution; (2) retail personal care products; and (3) manufacturing.

         USE OF ESTIMATES: The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest bearing accounts as of June 30, 2002 and December 31, 2001 were approximately $8,851,000 and $7,257,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                         June 30,          December 31,
                                          2002                 2001
                                      ____________         ____________
Raw materials                         $  2,207,104         $  3,180,670
Packaging and components                 3,069,582            3,448,541
Work in progress                           573,657              341,507
Finished goods                           5,805,339            5,502,599
                                      ____________         ____________
                                        11,655,682           12,473,317
Less: Amount included in
      other assets                      (2,650,170)          (3,187,022)
                                      ____________         ____________

                                      $  9,005,512         $  9,286,295
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,285,577 for each of the three and six-month periods ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, the Company had 693,648 and 809,524 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three and six months ended June 30, 2002.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter. The initial step requires that the Company determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.
     The Company has completed step one of the impairment test, which indicated that the carrying values of certain reporting units may have exceeded their estimated fair values, as determined utilizing various valuation techniques. The Company is in the process of completing step two of the impairment test, which will be completed by December 31, 2002 in accordance with SFAS No. 142.

     Amortization of goodwill ceased upon adoption on January 1, 2002. The table below reflects the impact of the implementation of SFAS No. 142 for the six months and three months ended June 30, 2002 and 2001:

                                           Six Months       Three Months
                                          Ended June 30,   Ended June 30,
                                          (in thousands)   (in thousands)
                                          ______________   ______________
                                           2002    2001     2002    2001
                                          ______  ______   ______  ______
    Net income (as reported)              $  496  $  703   $  284  $  316
    After tax goodwill amortization          -       120      -        62
                                          ______  ______   ______  ______
    Adjusted net income                   $  496  $  823   $  284  $  378
                                          ======  ======   ======  ======
    Net income per share
    (basic and diluted)                   $  .12  $  .16   $  .07  $  .07
    After tax goodwill amortization          -       .03      -       .02
                                          ______  ______   ______  ______
    Adjusted basic and diluted
     earnings per share                   $  .12  $  .19   $  .07  $  .09
                                          ======  ======   ======  ======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Amortization expense of other intangibles for the six months ended June 30, 2002 was $416,000. Amortization expense for other intangible assets recorded as of December 31, 2001, for the years ended December 31, 2002 through 2007 is anticipated to be as follows: 2002: $827,000; 2003:
$728,000; 2004: $624,000; 2005: $624,000; 2006: $615,000; 2007: $603,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement has not had a significant effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet completed its evaluation of the impact of adopting this Statement.

NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how its management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001

NOTE 2: SEGMENT INFORMATION (continued)

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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:

                                 NET SALES           NET SALES
                              _______________     _______________
                                 Six Months        Three Months
                               Ended June 30,      Ended June 30,
                                2002    2001        2002    2001
                              _______________     _______________
Professional                  $ 8,844 $ 9,665     $ 4,390 $ 4,718
Retail                          4,064   3,988       2,362   2,360
Manufacturing                   3,858   5,444       2,119   2,799
                              _______ _______     _______ _______
   Total                       16,766  19,097       8,871   9,877

Intercompany
  Manufacturing                (3,607) (3,683)     (2,032) (2,044)
                              _______ _______     _______ _______
   Consolidated               $13,159 $15,414     $ 6,839 $ 7,833
                              ======= =======     ======= =======

                               INCOME/(LOSS)       INCOME/(LOSS)
                            BEFORE INCOME TAXES BEFORE INCOME TAXES
                              _______________     _______________
                                 Six Months         Three Months
                               Ended June 30,      Ended June 30,
                                2002    2001        2002     2001
                              _______________     _______________
Professional                  $   419 $   538     $  250   $  300
Retail                            408     413        258      157
Manufacturing                     (58)    209        (79)      60
                              _______ _______     ______  _______

   Consolidated               $   769 $ 1,160     $  429  $   517
                              ======= =======     ======  =======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001

NOTE 3: LONG TERM DEBT

     On August 9, 2001, the outstanding debt payable to a bank was refinanced with another bank. The loan had the same payment terms as the previous loan, and is collateralized by certificates of deposit in an amount equal to the loan ($8,140,000 at August 9, 2001). The new loan bears an interest rate of 50 basis points (currently 4.03%) above the certificate of deposit rate for the term of the loan, which is 3.53%, and resets annually. Since the refinancing was consummated before the issuance of the Form 10-Q for the six months ended June 30, 2001, the refinancing was reflected in the June 30, 2001 financial statements. The certificate of deposit that collateralizes the long-term portion of the note payable has been classified as a non-current asset. The new loan does not have any financial covenants that the Company has to meet.

NOTE 4: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at June 30, 2002, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding capital stock in a going private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $175,000 of expenses through June 30, 2002, it is estimated that the remaining costs associated with this process will be in excess of $450,000. On April 16, 2002, the Company announced that the special committee of its Board of Directors had, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by the four members of the Company's management and directors. Such bid was to purchase all of the Company's common stock at $4 per share in cash. No other viable bids were received by the committee for the entire Company. The management bid is subject to various conditions, including obtaining adequate financing. The Company's management is currently in the process of negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     On filed on April 29, 2002, the United States Court of Appeals for the Ninth Circuit, entered an order, among other things, reversing the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2002 AND 2001

NOTE 4: COMMITMENTS AND CONTINGENCIES (continued)

claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damage equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing.

     Old 97 Company ("Old 97") commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Hillsborough County, Florida Circuit Court and Vogue counterclaimed against Old 97. The parties reached a settlement pursuant to which, among other things, the parties have mutually released each other from prior causes of action, have agreed to the disposition of certain old Vogue inventory held by Old 97 and have agreed to have Old 97 manufacture private label goods for Vogue if the parties can reach an understanding on a mutually agreeable pricing structure. Any cost associated with the disposition of the inventory is not considered to be material.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-sued the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on the account stated claim. At a mediation hearing held in May 2002, the Company rejected a settlement offer from the private label customer due to the insufficiency of the offer. At this time, the Company is still unable to predict the outcome of this matter.

     In November 2001, the Company filed a claim with the Department of Transportation ("DOT") in connection with the DOT's widening of Interstate Highway 4, which the Company alleges will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. The case will be scheduled for mediation where it is anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount of recovery that will result therefrom.

     Other than the foregoing, there has been no change in the status of other pending litigation since last reported in the consolidated financial statements for the year ended December 31, 2001.
                                 17

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the six months ended June 30, 2002, net sales were $13,159,000, compared to $15,414,000 achieved in the corresponding six months of 2001. The sales decline was principally due to a sales decrease in the Professional segment, as well as a sales decrease in private label manufacturing. Retail sales increased slightly over $75,000 on the strength of sales to new customers but Professional sales declined over $821,000, primarily as a result of a decrease in sales of wet goods. As a result of the decline in sales, gross profit for the six months ended June 30, 2002, was $5,761,000 compared to gross profit of $6,571,000 achieved for the corresponding six-month period in 2001. Cost of sales for the six months ended June 30, 2002 was $7,398,000, when compared to the cost of sales of $8,842,000 for the six months ended June 30, 2001. While gross profit declined overall due to a lower sales volume, there was a slight increase in the gross profit margin, which increased to 43.78% for the six months ended June 30, 2002 from 42.63% for the six months ended June 30, 2001. This increase was principally due to a change in the sales mix, as lower margin private label sales decreased while higher margin retail sales increased.

     Selling, general and administrative expenses for the six months ended June 30, 2002 decreased by $437,000, to $4,981,000, when compared to the corresponding 2001 six-month period total of $5,418,000. Part of the decline was due to the discontinuing of goodwill amortization in accordance with SFAS No. 142 ($174,000 in the prior six-month period), and a decrease of $69,000 in connection with the amortization of other assets. In addition, as a result of larger volume sales to new retail customers, outgoing freight expenses decreased almost $110,000. The Company continues to try to control selling, general and administrative expenses even with increased spending for professional fees as a result of the Company's decision to evaluate strategic alternatives to enhance shareholder value, as discussed in Note 4 of the unaudited condensed consolidated financial statements, however, no assurance can be given that it can continue to keep reducing these expenses.

     Interest expense for the six months ended June 30, 2002 was $269,000, a decrease of approximately $137,000 from the $406,000 incurred in the corresponding period of 2001, as a result of lower outstanding indebtedness and lower interest rates. It is anticipated that interest expense will continue to decline as a result of the refinancing of the outstanding debt completed in the third quarter of 2001, as more fully discussed in Note 3 to the unaudited condensed consolidated financial statements.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest income of $187,000 for the six months ended June 30, 2002 was lower than the $325,000 earned in the corresponding six months of 2001. Although the Company had more cash invested in 2002, it received lower interest rates on its investments as overall interest rates continued to decline. Other income is comprised of royalty fees received from the licensing of Frances Denney products, as well as a new licensing agreement for New Era products.

     As a result of reduced income for the six-month period ended June 30, 2002, the provision for income taxes decreased $184,000, to $273,000 from the $457,000 incurred for the corresponding period in 2001. Net income for the six months ended June 30, 2002 was $496,000, compared to $703,000 achieved for the six months ended June 30, 2001. Basic and diluted earnings per share were $0.12 for the six months ended June 30, 2002, compared to $.16 for the six months ended June 30, 2001, based on a weighted average of 4,285,577 shares outstanding for both periods.

     For the three months ended June 30, 2002, net sales were $6,839,000, compared to $7,833,000 for the three months ended June 30, 2001, a decline of $994,000. Except for the retail segment, which was relatively flat for the second quarter of 2002, sales of the segments declined, with more than half of the sales decline in private label manufacturing. In addition, sales of cruise ship amenities (included in the Manufacturing segment) also declined. Principally as a result of the decline in net sales, gross profit for the three months ended June 30, 2002 was $2,982,000, compared to gross profit of $3,213,000 achieved for the corresponding three-month period in 2001, a decrease of $231,000. The gross profit margin increased to 43.6% for the three months ended June 30, 2002, from 41.0% for the corresponding period in 2001 as a result in the change in the business mix, as discussed above.

     Selling, general and administrative expenses for the three months ended June 30, 2002 decreased by $130,000, from $2,559,000 to $2,542,000, when compared to the corresponding three-month period of 2001. The reduction in expenses was due, in part, to a decline in advertising and freight out costs and amortization, as discussed above.

     Interest income for the three-month period ended June 30, 2002 was $94,000, a decrease of approximately $55,000 when compared to the $149,000 earned in the corresponding three-month period of 2001, as a direct result of significantly lower interest rates. For the same reason, and as a result of the refinancing of debt in August 2001, interest expense for the three-month period ended June 30, 2002 was $134,000, a decrease of $67,000

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

from the $201,000 paid in the corresponding three-month period of 2001. Other income is comprised of a $26,250 quarterly royalty fee from the licensing of Frances Denney products and a $18,750 quarterly royalty fee from the licensing of New Era products.

     Income taxes for the three months ended June 30, 2002 was $145,000 compared to $201,000, a decrease of $56,000 for the corresponding period in 2001. Net income of $284,000 for the three months ended June 30, 2002, declined from the $316,000 achieved in the three months ended June 30, 2001, largely as a result of a decrease in net sales as discussed above. Basic and diluted earnings per share were $.07 for the three months ended June 30, 2002 and 2001.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,246,000 from December 31, 2001, to $9,655,000 at June 30, 2002. Total cash of $16,962,000 at June 30, 2002 includes $7,308,000 of cash invested in certificates of deposit pledged as collateral for a bank loan. Accounts receivable were $2,068,000 at June 30, 2002, an increase of $259,000 from the $1,809,000 at December 31, 2001;
inventories decreased approximately $280,000 from $9,286,000 at December 31, 2001 to $9,006,000 at June 30, 2002, principally as a result of increased sales and manufacturing of retail brands the Company experienced in the latter part of the second quarter of 2002.

     Total current assets at June 30, 2002 were $21,222,000 compared to $20,116,000 at December 31, 2001. Working capital increased $1,033,000 when compared to December 31, 2001, due in a large part to the increase in total cash referred to above. The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding capital stock in a going-private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $175,000 of expenses through June 30, 2002, it is estimated that the remaining costs associated with this process will be in excess of $450,000. On April 16, 2002, the Company announced that the special committee of its Board of Directors had, after an auction conducted

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

by Robinson Humphrey Company LLC, its investment banker, accepted a bid by the four members of the Company's management and directors. Such bid was to purchase all of the Company's common stock at $4 per share in cash. No other viable bids were received by the committee for the entire Company. The management bid is subject to various conditions, including obtaining adequate financing. The Company's management is currently in the process of negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

NEW FINANCIAL ACCOUNTING STANDARDS

     In June 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter. The initial step requires that the Company determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

     The Company has completed step one of the impairment test, which indicated that the carrying values of certain reporting units may have exceeded their estimated fair values, as determined utilizing various valuation techniques. The Company is in the process of completing step two of the impairment test, which will be completed by December 31, 2002 in accordance with SFAS No. 142.

     Amortization of goodwill ceased upon adoption on January 1, 2002. The table below reflects the impact of the implementation of SFAS No. 142 for the six months and three months ended June 30, 2002 and 2001:

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                            Six Months      Three Months
                                          Ended June 30,   Ended June 30,
                                          (in thousands)   (in thousands)
                                          ______________   ______________
                                           2002    2001     2002    2001
                                          ______  ______   ______  ______
    Net income (as reported)              $  496  $  703   $  284  $  316
    After tax goodwill amortization          -       120      -        62
                                          ______  ______   ______  ______
    Adjusted net income                   $  496  $  823   $  284  $  378
                                          ======  ======   ======  ======
    Net income per share
    (basic and diluted)                   $  .12  $  .16   $  .07  $  .07
    After tax goodwill amortization          -       .03      -       .02
                                          ______  ______   ______  ______
    Adjusted basic and diluted
     earnings per share                   $  .12  $  .19   $  .07  $  .09
                                          ======  ======   ======  ======

     Amortization expense of other intangibles for the six months ended June 30, 2002 was $416,000. Amortization expense for other intangible assets recorded as of December 31, 2001, for the years ended December 31, 2002 through 2007 is anticipated to be as follows: 2002: $827,000; 2003:
$728,000; 2004: $624,000; 2005: $624,000; 2006: $615,000; 2007: $603,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement has not had a significant effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement as of June 30, 2002.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet completed our evaluation of the impact of adopting this Statement.

     The Company does not have any off-balance sheet financing.


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

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          JUNE 30, 2002 AND 2001



                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS


     On April 29, 2002, the United States Court of Appeals for the Ninth Circuit, entered an order, among other things, reversing the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenants of good faith and fair dealing. In addition, the Ninth Circuit opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damage equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing.

     Old 97 Company ("Old 97") commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Hillsborough County, Florida Circuit Court and Vogue counterclaimed against Old 97. The parties reached a settlement pursuant to which, among other things, the parties have mutually released each other from prior causes of action, have agreed to the disposition of certain old Vogue inventory held by Old 97 and have agreed to have Old 97 manufacture private label goods for Vogue if the parties can reach an understanding on a mutually agreeable pricing structure. Any cost associated with the disposition of the inventory is not considered to be material.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-sued the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on the account stated claim. At a mediation hearing held in May 2002, the Company rejected a settlement offer from the private label customer due to the insufficiency of the offer. At this time, the Company is still unable to accurately predict the outcome of this matter.

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          JUNE 30, 2002 AND 2001


ITEM 1.  LEGAL PROCEEDINGS (continued)


     In November 2001, the Company filed a claim with the Department of Transportation ("DOT") in connection with the DOT's widening of Interstate Highway 4, which the Company alleges will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. The case will be scheduled for mediation where it is anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount of recovery that will result therefrom.

     Other than the above, there has been no material change in the status of any other pending litigation since the date that the Company's Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K during the quarter ended June 30, 2002:

         None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 14, 2002




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Chief Financial Officer
August 14, 2002

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.





_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 14, 2002





_____________________________________
David A. Spiegel
Chief Financial Officer
August 14, 2002





















                                  26