Form 10-Q
period 2002-09-30
STEPHAN CO
filed 2002-11-14
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



            For the Quarterly Period Ended: September 30, 2002


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






         Approximate number of shares of Common Stock outstanding
                         as of November 14, 2002:


                               4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2002


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2002 and December 31, 2001        4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2002 and 2001                            6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2002 and 2001                            7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2002 and 2001                           8-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-18

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     18-25

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                 25

           ITEM 4.    Controls and Procedures                      25


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                           26-27

           ITEM 6.  Exhibits and Reports on Form 8-K               27


SIGNATURES                                                         28

CERTIFICATIONS                                                  29-32

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2002



         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This quarterly report contains certain "forward-looking" statements. The Stephan Co. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any results, condition, performance, trends or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; relative success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

     The Company does not undertake, subject to applicable law, any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Therefore, the Company cautions each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors and qualifications could affect the ability of the Company to achieve its objectives and may cause actual results to differ materially from those projected, anticipated or implied herein.

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                             September 30,    December 31,
                                                 2002            2001
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 9,473,066    $  8,409,142

 Accounts receivable, net                       2,138,218       1,808,828

 Inventories                                    9,286,458       9,286,295

 Income taxes receivable                          284,547         345,220

 Prepaid expenses and
  other current assets                            636,373         266,460
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        21,818,662      20,115,945

CERTIFICATES OF DEPOSIT                         7,030,000       7,585,000

PROPERTY, PLANT AND EQUIPMENT, net              2,082,065       2,308,003

PATENTS, TRADEMARKS AND OTHER
 INTANGIBLE ASSETS, net                        14,146,151      14,766,827

GOODWILL, net                                   8,665,278       8,665,278

OTHER ASSETS, net                               2,560,563       3,621,103
                                             ____________    ____________

   TOTAL ASSETS                              $ 56,302,719    $ 57,062,156
                                             ============    ============




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,    December 31,
                                                2002             2001
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,311,591      $  2,560,051

 Current portion of
  long-term debt                              1,455,884         1,507,256
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,767,475         4,067,307

DEFERRED INCOME TAXES, net                    1,804,498         1,535,285

LONG-TERM DEBT                                6,654,215         7,758,370
                                           ____________      ____________

   TOTAL LIABILITIES                         12,226,188        13,360,962
                                           ____________      ____________


COMMITMENTS AND CONTINGENCIES (NOTE 4)


STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          26,966,908        26,591,571
                                           ____________      ____________
                                             45,428,094        45,052,757
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 44,076,531        43,701,194
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 56,302,719      $ 57,062,156
                                           ============      ============



    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Nine Months Ended September 30,
                                           ______________________________

                                                 2002            2001
                                            ____________     ____________

NET SALES                                    $19,880,311      $21,997,742

COST OF GOODS SOLD                            11,579,796       12,568,110
                                             ___________      ___________

GROSS PROFIT                                   8,300,515        9,429,632

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      7,292,565        8,481,498
                                             ___________     ____________

OPERATING INCOME                               1,007,950          948,134

OTHER INCOME(EXPENSE)
  Interest income                                292,773          511,621
  Interest expense                              (374,232)        (563,373)
  Royalty income                                 116,250          131,250
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                     1,042,741        1,027,632

INCOME TAX EXPENSE                               402,769          414,481
                                             ___________      ___________

NET INCOME                                   $   639,972      $   613,151
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $      .15       $      .14
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,285,577        4,285,577
                                             ===========      ===========







    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                          Three Months Ended September 30,
                                          _______________________________

                                                 2002            2001
                                            ____________     ____________

NET SALES                                    $ 6,721,107      $ 6,584,155

COST OF GOODS SOLD                             4,181,708        3,725,830
                                             ___________      ___________

GROSS PROFIT                                   2,539,399        2,858,325

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,311,932        3,063,569
                                             ___________     ____________

OPERATING INCOME/(LOSS)                          227,467         (205,244)

OTHER INCOME(EXPENSE)
  Interest income                                106,182          186,638
  Interest expense                              (104,844)        (157,753)
  Royalty income                                  45,000           43,750
                                             ___________      ___________

INCOME/(LOSS) BEFORE INCOME TAXES                273,805         (132,609)

INCOME TAX EXPENSE/(BENEFIT)                     129,947          (42,648)
                                             ___________      ___________


NET INCOME/(LOSS)                            $   143,858      $   (89,961)
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE                  $      .03       $     (.02)
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,285,577        4,285,577
                                             ===========      ===========






    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Nine Months Ended September 30,
                                           _______________________________

                                                 2002            2001
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   639,972     $   613,151
                                             ___________     ____________


 Adjustments to reconcile net income to
  cash flows provided by/(used in)
  operating activities:

   Depreciation                                  249,353         283,825
   Amortization of intangible assets             620,676         893,514
   Amortization of other assets                     -            101,461
   Deferred income tax provision                 269,213         121,855
   Provision for doubtful accounts                63,925          17,068

   Changes in operating assets and
   liabilities:

     Certificate of deposit, collateralizing
      refinanced loans                           555,000      (8,140,000)
     Accounts receivable                        (393,315)        531,120
     Inventories                                    (163)        168,316
     Income taxes receivable                      60,673         215,655
     Prepaid expenses
      and other current assets                  (369,913)       (165,833)
     Other assets                              1,060,540          30,253
     Accounts payable and accrued expenses      (248,460)        (72,108)
                                             ___________     ___________

     Total adjustments                         1,867,529      (6,014,874)
                                             ___________     ___________
Net cash flows provided by/
 (used in) operating activities                2,507,501      (5,401,723)
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                            Nine Months Ended September 30,
                                            ______________________________

                                                 2002             2001
                                             ____________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (23,415)        (104,611)

 Purchase of intangible assets                      -             (49,907)
                                             ___________      ___________

Net cash flows used in
 investing activities                            (23,415)        (154,518)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (1,155,527)      (9,205,506)

 Proceeds from note payable to bank                 -           8,140,000

 Dividends paid                                 (264,635)        (264,634)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,420,162)      (1,330,140)
                                             ___________      ___________
INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                     1,063,924       (6,886,381)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           8,409,142       13,559,268
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 9,473,066      $ 6,672,887
                                             ===========      ===========







    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001







Supplemental Disclosures of Cash Flow Information:


                                                 2002             2001
                                               ________         ________


          Interest paid                      $   402,748      $   550,232
                                             ===========      ===========


          Income taxes paid                  $   173,699      $      -
                                             ===========      ===========



       For the nine months ended September 30, 2001, 16,320 shares of treasury stock, at an aggregate cost of $60,424, were retired.
























    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the Company's financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be achieved for the year ending December 31, 2002. The December 31, 2001 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in the Company's Form 10-K previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of September 30, 2002 and December 31, 2001 were approximately $8,568,000 and $7,257,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                      September 30,        December 31,
                                          2002                 2001
                                      ____________         ____________
Raw materials                         $  2,272,070         $  3,180,670
Packaging and components                 3,166,270            3,448,541
Work in progress                           561,926              341,507
Finished goods                           5,679,665            5,502,599
                                      ____________         ____________
                                        11,679,931           12,473,317
Less: Amount included in
      other assets                      (2,393,473)          (3,187,022)
                                      ____________         ____________

                                      $  9,286,458         $  9,286,295
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,285,577 for each of the three and nine-month periods ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the Company had 693,648 and 809,524 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three and nine months ended September 30, 2002.

         NEW FINANCIAL ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter. The initial step requires that the Company determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

     The Company has completed step one of the impairment test, which indicated that the carrying values of certain reporting units may have exceeded their estimated fair values by a material amount, as determined utilizing various valuation techniques. The Company is in the process of completing step two of the impairment test, which will be completed by December 31, 2002 in accordance with SFAS No. 142.

     Amortization of goodwill ceased upon adoption of SFAS No. 142 on January 1, 2002. Amortization expense of goodwill for the nine and three month periods ended September 30, 2001 was $272,000 and $91,000 respectively. The table below reflects the impact of the implementation of SFAS No. 142 for the nine months and three months ended September 30, 2002 and 2001:
                                            Nine Months     Three Months
                                          Ended Sept. 30,  Ended Sept. 30,
                                          (in thousands)   (in thousands)
                                          ______________   ______________
                                           2002    2001     2002    2001
                                          ______  ______   ______  ______
    Net income/(loss) (as reported)       $ 640   $ 613    $ 144   $ (90)
    After tax goodwill amortization          -      176       -       59
                                          ______  ______   ______  ______
    Adjusted net income/(loss)            $ 640   $ 789    $ 144   $ (31)
                                          ======  ======   ======  ======
    Net income/(loss) per share
    (basic and diluted)                   $ .15  $  .14   $  .03  $ (.02)
    After tax goodwill amortization         -       .04      -       .01
                                          ______  ______   ______  ______
    Pro forma basic and diluted
     Earnings/(loss) per share            $ .15  $  .18   $  .03  $ (.01)
                                          ======  ======   ======  ======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Amortization expense for other intangible assets for the nine months ended September 30, 2002 was $621,000. Amortization expense for other intangible assets, recorded as of December 31, 2001, for the years ended December 31, 2002 through 2007 is anticipated to be as follows: 2002:
$827,000; 2003: $728,000; 2004: $624,000; 2005: $624,000; 2006: $615,000;
2007: $603,000.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this Statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002 with early application encouraged. Currently, the Company does not have any circumstances that would make this Statement relevant.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been actually incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Currently, the Company does not have any existing circumstances that would make this Statement relevant.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how its management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and "Manufacturing". The Professional segment has a customer base consisting generally of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment consists of mass merchandisers, chain drug stores and supermarkets that sell products to end-users. The Manufacturing segment manufactures products for different subsidiaries of the Company and manufactures private label brands for customers.

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:


                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months         Three Months
                              Ended Sept. 30,      Ended Sept. 30,
                               2002     2001        2002    2001
                              _______________     _______________
Professional                  $13,926 $14,752     $ 5,081 $ 5,087
Retail                          5,626   5,232       1,562   1,273
Manufacturing                   5,401   7,660       1,543   2,187
                              _______ _______     _______ _______
   Total                       24,953  27,644       8,186   8,547

Intercompany
  Manufacturing                (5,073) (5,646)     (1,465) (1,963)
                              _______ _______     _______ _______
   Consolidated               $19,880 $21,998     $ 6,721 $ 6,584
                              ======= =======     ======= =======

                    THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 2: SEGMENT INFORMATION (continued)


                               INCOME BEFORE       INCOME/(LOSS)
                               INCOME TAXES     BEFORE INCOME TAXES
                              _______________     _______________
                                 Nine Months       Three Months
                               Ended Sept. 30,    Ended Sept. 30,
                                2002    2001       2002     2001
                              _______________     _______________
Professional                  $   781 $   478     $  361   $  (42)
Retail                            407     280         (1)     (61)
Manufacturing                    (145)    270        (86)     (30)
                              _______ _______     ______   ______

   Consolidated               $ 1,043 $ 1,028     $  274   $ (133)
                              ======= =======     ======   ======


NOTE 3: LONG TERM DEBT

     On August 9, 2001, the outstanding debt payable to a bank was refinanced with another bank. The present loan has the same payment terms as the previous loan, and is collateralized by certificates of deposit. The loan bears an interest rate of 50 basis points above the certificate of deposit rate (currently 2.16%) for the term of the loan and resets annually. The certificates of deposit that collateralize the note payable have been classified as a non-current asset. The loan does not have any financial covenants for the Company to meet.

NOTE 4: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at September 30, 2002, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding common stock in a going-private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $175,000 of expenses through September 30, 2002, it is estimated that the remaining costs associated with this process will be

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 4: COMMITMENTS AND CONTINGENCIES (continued)

in excess of $450,000. On April 16, 2002, the Company announced that the special committee of its Board of Directors had, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by the four members of the Company's management and directors. Such bid was to purchase all of the Company's common stock at $4 per share in cash. Largely as a result of tight credit markets, in September 2002, the bid was revised to $4.50 per share; $3.25 to be paid in cash and $1.25 to be paid in semi-annual installments over a 42-month period, with interest payable at an annual rate of 4 1/2%. No other viable bids were received by the committee for the entire Company. The management group bid is subject to various conditions, including obtaining adequate financing. The management group is currently negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing has been scheduled for January 2003 in connection with the remaining claims of the parties to the litigation.

     Old 97 Company ("Old 97") commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Hillsborough County, Florida Circuit Court and Vogue counterclaimed against Old 97. The parties reached a settlement pursuant to which, among other things, the parties have mutually released each other from all causes of action, have agreed to the disposition of certain old Vogue inventory held by Old 97 and have agreed to have Old 97 manufacture private label goods for Vogue if the parties can reach an understanding on a mutually agreeable pricing structure. Any cost associated with the disposition of the inventory is not considered to be material.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001

NOTE 4: COMMITMENTS AND CONTINGENCIES (continued)

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-claimed against the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on the account stated claim. At a mediation hearing held in May 2002, the Company rejected a settlement offer from the private label customer due to the insufficiency of the offer. Subsequently, the Court issued a preliminary injunction enjoining the Company from use of the private label customer's trademarks. The Company has appealed the injunction to the Florida Third District Court of Appeals. No decision has yet been rendered by the Court. At this time, the Company is unable to predict the outcome of this matter.

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in connection with the DOT's widening of Interstate Highway 4, which the Company alleges will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing held on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. The case will be scheduled for mediation where it is anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount or type of recovery that will result therefrom.

     Other than the above, there has been no material change in the status of any other pending litigation since the Company's last filed Form 10-Q or Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the nine months ended September 30, 2002, net sales were $19,880,000, compared to $21,998,000 achieved in the corresponding nine months of 2001. The sales decline was principally due to a sales decrease in the Professional segment, as well as a sales decrease in private label manufacturing. Retail sales increased $394,000, with a continued increase in sales to new customers but Professional sales declined $826,000, primarily as a result of a decrease in sales of Image and Sorbie products. As a result of the decline in net sales, gross profit for the nine months

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ended September 30, 2002, was $8,301,000 compared to gross profit of $9,430,000 achieved for the corresponding nine-month period in 2001. Cost of sales for the nine months ended September 30, 2002 was $11,580,000, when compared to the cost of sales of $12,568,000 for the nine months ended September 30, 2001. Gross profit declined overall due to a lower sales volume, and there was also a slight decrease in the gross profit margin, which declined to 41.75% for the nine months ended September 30, 2002 from 42.87% for the nine months ended September 30, 2001. This decrease was principally due to more aggressive pricing of the retail brands in an attempt to increase product visibility.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $1,188,000, to $7,293,000, when compared to the corresponding 2001 nine-month period total of $8,481,000. Part of the decline was due to the discontinuation of goodwill amortization in accordance with SFAS No. 142 ($273,000 in the prior nine-month period), as well as significant decreases in other expense categories such as promotional costs, freight and shipping expenses and office expenses. The Company continues to try to control selling, general and administrative expenses even with increased spending for professional fees as a result of the Company's decision to evaluate strategic alternatives to enhance shareholder value, as discussed in Note 4 of the unaudited condensed consolidated financial statements; however, no assurance can be given that the Company can continue to reduce these expenses.

     Interest expense for the nine months ended September 30, 2002 was $374,000, a decrease of approximately $189,000 from the $563,000 incurred in the corresponding period of 2001, as a result of lower outstanding indebtedness and lower interest rates. It is anticipated that interest expense will continue to decline through the end of 2002 as a result of the refinancing of the Company's debt, completed in the third quarter of 2001, as more fully discussed in Note 3 to the unaudited condensed consolidated financial statements.

     Interest income was $293,000 for the nine months ended September 30, 2002 compared to the $512,000 earned in the corresponding nine months of 2001. Although the Company had more cash invested in 2002, it received lower interest rates on its investments as overall interest rates continued to decline. Other income was also comprised of royalty fees received from the licensing of Frances Denney products, and a new licensing agreement for New Era products.

     The provision for income taxes decreased $11,000, to $403,000 from the $414,000 incurred for the corresponding period in 2001, even though pre-tax

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

income increased $15,000, due to small increases in the utilization of estimated tax benefits from previous periods. Net income for the nine months ended September 30, 2002 was $640,000, compared to $613,000 achieved for the nine months ended September 30, 2001. Basic and diluted earnings per share were $0.15 for the nine months ended September 30, 2002, compared to $.14 for the nine months ended September 30, 2001, based on a weighted average of 4,285,577 shares outstanding for both periods.

     For the three months ended September 30, 2002, net sales were $6,721,000, compared to $6,584,000 for the three months ended September 30, 2001, an increase of $137,000. A strong increase in retail brand sales was offset by a decline in the Manufacturing segment. The increase was principally the result of substantial promotional pricing in an attempt to obtain greater visibility for the retail brands utilizing mass marketers and, as such, the gross profit margin in the third quarter declined to 37.78% when compared to the 43.41% achieved in the corresponding quarter of 2001. Management feels that in the long run, this additional exposure of the retail brands will ultimately enhance sales and gross profit. Principally as a result of the decline in the gross profit margin for the three months ended September 30, 2002, gross profit was $2,539,000, compared to gross profit of $2,858,000 achieved for the corresponding three-month period in 2001, a decrease of $319,000.

     Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by $752,000, from $3,064,000 to $2,312,000, when compared to the corresponding three-month period of 2001. The reduction was due, in large part, to a decline in promotional expenses, freight-out costs and amortization, as discussed above.

     Interest income for the three-month period ended September 30, 2002 was $106,000, a decrease of approximately $81,000 from the $187,000 earned in the corresponding three-month period of 2001, directly as a result of significantly lower interest rates. For the same reason, and as a result of the refinancing of the Company's debt in August 2001, interest expense for the three-month period ended September 30, 2002 was $105,000, a decrease of $53,000 from the $158,000 paid in the corresponding three-month period of 2001. Other income was also comprised of a $26,250 quarterly royalty fee from the licensing of Frances Denney products and a $18,750 quarterly royalty fee from the licensing of New Era products.

     Income taxes for the three months ended September 30, 2002 was $130,000 compared to an income tax benefit of $43,000 for the corresponding period in 2001, as a result of the loss experienced in that quarter. Net

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

income of $144,000 for the three months ended September 30, 2002, improved from the net loss of $90,000 for the three months ended September 30, 2001, largely as a result of a decrease in selling, general and administrative expenses discussed above. Basic and diluted earnings per share were $.03 for the three months ended September 30, 2002 and a net loss of $.02 per share for the corresponding period in 2001.


LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,064,000 from December 31, 2001, to $9,473,000 at September 30, 2002. Total cash of $16,503,000 at
September 30, 2002 included $7,030,000 of cash invested in certificates of deposit pledged as collateral for the Company's bank loan. Accounts receivable were $2,138,000 at September 30, 2002, an increase of $329,000 from the $1,809,000 at December 31, 2001; current inventories were relatively constant when compared to December 31, 2001, however inventory included in other assets decreased $794,000 as the Company attempted to utilize older inventory for promotional purposes. Prepaid expenses at September 30, 2002 increased to $636,000, an increase of $370,000 from the $266,000 at December 31, 2001. As a direct result the events of September 11, 2001 and lower interest rates, the majority of the Company's insurance carriers no longer offer monthly installments for premium payments, and are passing on substantial policy increases. As a consequence of the foregoing, the Company paid a substantial amount of insurance premiums in the third quarter of 2002.

     Total current assets at September 30, 2002 were $21,819,000 compared to $20,116,000 at December 31, 2001. Working capital increased slightly more than $2,000,000 when compared to December 31, 2001, due in a large part to an increase in total cash, accounts receivable and prepaid expenses referred to above. The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

     The Company does not have any off-balance sheet financing or similar arrangements.

     On March 5, 2001, the Company announced that its Board of Directors had formed a two-person, special committee to explore various strategic alternatives to enhance shareholder value. Four members of the Company's

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

management and directors, exclusive of the committee members, formed a group to purchase all of the Company's outstanding common stock in a going-private transaction. Independent legal counsel and investment banking advisors were retained to advise and assist in the transaction. After incurring approximately $175,000 of expenses through September 30, 2002, it is estimated that the remaining costs associated with this process will be in excess of $450,000. On April 16, 2002, the Company announced that the special committee of its Board of Directors had, after an auction conducted by Robinson Humphrey Company LLC, its investment banker, accepted a bid by the four members of the Company's management and directors. Such bid was to purchase all of the Company's common stock at $4 per share in cash. Largely as a result of tight credit markets, in September 2002, the bid was revised to $4.50 per share; $3.25 to be paid in cash and $1.25 to be paid in semi-annual installments over a 42-month period, with interest payable at an annual rate of 4 1/2%. No other viable bids were received by the committee for the entire Company. The management group bid is subject to various conditions, including obtaining adequate financing. The management group is currently negotiating with lenders to obtain financing necessary for the transaction. There can be no assurance that the bidder will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

NEW FINANCIAL ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter. The initial step requires that the Company determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The Company has completed step one of the impairment test, which indicated that the carrying values of certain reporting units may have exceeded their estimated fair values by a material amount, as determined utilizing various valuation techniques. The Company is in the process of completing step two of the impairment test, which will be completed by December 31, 2002 in accordance with SFAS No. 142.

     Amortization of goodwill ceased upon adoption of SFAS No. 142 on January 1, 2002. Amortization expense of goodwill for the nine and three month periods ended September 30, 2001 was $272,000 and $91,000 respectively. The table below reflects the impact of the implementation of SFAS No. 142 for the nine months and three months ended September 30, 2002 and 2001:

                                            Nine Months     Three Months
                                          Ended Sept. 30,  Ended Sept. 30,
                                          (in thousands)   (in thousands)
                                          ______________   ______________
                                           2002    2001     2002    2001
                                          ______  ______   ______  ______
    Net income/(loss) (as reported)       $ 640   $ 613    $ 144   $ (90)
    After tax goodwill amortization          -      176       -       59
                                          ______  ______   ______  ______
    Adjusted net income/(loss)            $ 640   $ 789    $ 144   $ (31)
                                          ======  ======   ======  ======
    Net income/(loss) per share
    (basic and diluted)                   $ .15  $  .14   $  .03  $ (.02)
    After tax goodwill amortization         -       .04      -       .01
                                          ______  ______   ______  ______
    Pro forma basic and diluted
     Earnings/(loss) per share             $ .15  $  .18   $  .03  $ (.01)
                                          ======  ======   ======  ======

     Amortization expense for other intangible assets for the nine months ended September 30, 2002 was $621,000. Amortization expense for other intangible assets recorded as of December 31, 2001, for the years ended December 31, 2002 through 2007 is anticipated to be as follows: 2002:
$827,000; 2003: $728,000; 2004: $624,000; 2005: $624,000; 2006: $615,000;
2007: $603,000.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001


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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of FASB Statement 4 will be applied in fiscal years beginning after May 15, 2002 with early application encouraged. Currently, the Company does not have any circumstances that would make this Statement relevant.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has actually been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Currently, the Company does not have any existing circumstances that would make this Statement relevant.


DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

used or unexpected events transpire. Please refer to Item 7 in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.


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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Based upon an evaluation of the Company's disclosure controls and procedures, which was completed as of September 30, 2002 (the "Evaluation Date"), the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures in place were effective as of the Evaluation Date.

     (b) CHANGES IN INTERNAL CONTROLS: To the best of the Company's knowledge and belief, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 2002 AND 2001


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenants of good faith and fair dealing. In addition, the Ninth Circuit opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing has been scheduled for January 2003 in connection with the remaining claims of the parties to the litigation.

     Old 97 Company ("Old 97") commenced an action against Todd Christopher International, Inc. d/b/a Vogue International ("Vogue") in the Hillsborough County, Florida Circuit Court and Vogue counterclaimed against Old 97. The parties reached a settlement pursuant to which, among other things, the parties have mutually released each other from all causes of action, have agreed to the disposition of certain old Vogue inventory held by Old 97 and have agreed to have Old 97 manufacture private label goods for Vogue if the parties can reach an understanding on a mutually agreeable pricing structure. Any cost associated with the disposition of the inventory is not considered to be material.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-claimed against the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on the account stated claim. At a mediation hearing held in May 2002, the Company rejected a settlement offer from the private label customer due to the insufficiency of the offer. Subsequently, the Court issued a preliminary injunction enjoining the Company from use of the

                     THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 2002 AND 2001


ITEM 1.  LEGAL PROCEEDINGS (continued)

private label customer's trademarks. The Company has appealed the injunction to the Florida Third District Court of Appeals. No decision has yet been rendered by the Court. At this time, the Company is still unable to accurately predict the outcome of this matter.

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in connection with the DOT's widening of Interstate Highway 4, which the Company alleges will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. The case will be scheduled for mediation, where it is anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount or type of recovery that will result therefrom.

     Other than the above, there has been no material change in the status of any other pending litigation since the Company's last filed Form 10-Q or Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 10. Credit Agreement, in the amount of $8,140,000, dated August 3, 2001, between The Stephan Co. and First Union National
Bank, renewed as of August 5, 2002 in the principal amount of $7,030,000.

         Exhibit 99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b) Reports on Form 8-K during the quarter ended September 30, 2002

         None.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 14, 2002




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Frank F. Ferola, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Stephan Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David A. Spiegel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Stephan Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
November 14, 2002