Form 10-K
period 2002-12-31
STEPHAN CO
filed 2003-04-15
CIK 94056

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2002



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

                               $10,596,531
                           as of March 14, 2003

The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            4,410,577 Shares of Common Stock, $.01 Par Value,
                           as of March 14, 2003

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the proxy statement for the Registrant's 2003 annual meeting of stockholders, scheduled to be filed no later than May 1, 2003, are incorporated by reference in Part III of this Form 10-K.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................   9
Item 3:   Legal Proceedings..........................................  10
Item 4:   Submission of Matters to a Vote of Security Holders......... 11

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  12
Item 6:   Selected Financial Data....................................  13
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  15
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.  22
Item 8:   Financial Statements and Supplementary Data................  22
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  22

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  23
Item 11:  Executive Compensation.....................................  23
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  23
Item 13:  Certain Relationships and Related Transactions.............  23

Item 14:  Controls and Procedures....................................  23

PART IV

Item 15:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   24

Signatures..........................................................   26

Certifications...................................................... 27-30

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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; relative success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-K.

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


Item 1.  Business

  GENERAL

     The "Registrant" or the "Company", founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. The Registrant is comprised of The Stephan Co. ("Stephan") and its eight wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc., Stephan Distributing, Inc. and Morris Flamingo-Stephan, Inc.

     The Company has identified three reportable operating segments which are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally consists of a customer base of distributors which purchase the Company's hair care products and beauty and barber supplies for sale to salons and barbershops. In this segment, a distinction is made between "wet goods", which include shampoos, conditioners, gels and similar hair treatments, and "hard goods", which include scissors, clippers, combs, dryers and other products used in styling hair. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets which sell hair care and other personal care products directly to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, and manufactures private label brands for certain customers.

  THE STEPHAN CO.

     Headquartered in Fort Lauderdale, Florida, Stephan is principally engaged in the manufacture of hair care products for sale by two of its subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., and the manufacture of products marketed under the STEPHAN brand name. Stephan also manufactures, markets and distributes hair and skin care products under various trade names through Company subsidiaries. Retail product lines include brands such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions, Protein 29 liquid and gel grooming aids and Wildroot hair care products for men.
These brands, included in the Retail segment of the Company's business, are manufactured at the Company's Tampa, Florida facility, as are the "Modern" brand of Stiff Stuff products. The sales of these products are also included in the Company's Retail segment. In addition, The Frances Denney division (included in the Retail segment) markets a full line of cosmetics through retail and mail order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., the Company markets the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains, including J.C. Penney, in the United States and Canada.

     Stephan also manufactures and sells products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and are included in the Professional segment of the Company's business. The Registrant's trademark, "STEPHAN'S," and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2006. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $4,125,000 of the Company's 2002 sales.

	Under certain trademark licenses, the Company has been granted the exclusive use of certain trademarks in connection with the manufacture and distribution of the Cashmere Bouquet product line of the Colgate-Palmolive Company in the United States and Canada. Any product sold under these license agreements is included in net sales for purposes of determining the deferred payments.

     Pursuant to an additional license and supply agreement, we have granted Color Me Beautiful, Inc. ("CMB") a license to distribute certain products of the Registrant's Frances Denney line and to supply the requirements of CMB for such products. The agreement provides for royalty payments by CMB based upon net sales, with guaranteed minimum annual royalty payments throughout the term of the agreement that are credited against accrued royalties. As a result of a continuing decline in sales of Frances Denney products, the Registrant has agreed to a reduction, on a temporary basis, in the amount of minimum royalty that CMB is required to pay.

     The Company's Fort Lauderdale location serves as the Registrant's corporate headquarters. General management services are provided to its subsidiaries from this location.

     No single customer accounted for more than 10% of the Registrant's consolidated revenues in 2002. Private label production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, was not significant in 2002.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly-owned subsidiary of the Registrant, located in Tampa, Florida, markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as an additional manufacturing facility for the Company's products. Its Tampa facility manufactures most of the products sold under the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. The operations of Old 97 are included in the Manufacturing segment of the Company's business.

  WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Registrant, is located in Williamsport, Pennsylvania. Williamsport, a mail order beauty and barber supply company, with sales of approximately $4,373,000 in 2002, accounted for approximately 17.5% of the Registrant's consolidated revenues for the year and are included in the Professional business segment.

  STEPHAN & CO.

     Formerly known as Heads or Nails, Inc., Stephan & Co., a wholly-owned subsidiary, has focused on the distribution of personal care amenity products for cruise ships. Sales by Stephan & Co. for the year ended December 31, 2002 were insignificant.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Scientific Research Products, Inc. of Delaware ("Scientific") is a wholly-owned subsidiary which accounted for 11.2% of the Registrant's consolidated revenues in 2002, with sales of approximately $2,817,000. The majority of the sales of Scientific are included in the Retail business segment.

  TREVOR SORBIE OF AMERICA, INC.

     Prior to its acquisition, Sorbie Acquisition Co. ("Sorbie") was one of the Registrant's major customers and a distributor of a professional line of hair care products sold to salons in the United States and Canada through a network of distributors. Sales of Sorbie hair care products in 2002 were approximately $1,050,000, representing 4.2% of the Registrant's consolidated revenues, and are included in the Professional business segment of the Company's business.

  STEPHAN DISTRIBUTING, INC.

     In 1997 the Company's wholly-owned subsidiary, Stephan Distributing, Inc., acquired several product lines from New Image Laboratories, Inc. ("New Image"). The primary brands acquired were a professional hair care line of products marketed under the brand name "Image," and a retail hair care line known as "Modern" and marketed under the brand name "Stiff Stuff." A portion of the purchase price included a contingent payment of 125,000 shares of the Company's common stock payable upon the achievement of certain earnings levels.

     New Image commenced litigation against the Company seeking, among other things, a declaratory decree that the 125,000 shares of Common Stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. Pursuant to a judgment dated March 20, 2001, the United States District Court for the Central District of California, among other decisions, granted the Company partial summary judgment in the amount of approximately $20,000 and New Image was granted partial summary judgment pursuant to which the escrow agent was directed to deliver the 125,000 shares to New Image. The Company appealed to the United States Court of Appeals for the Ninth Circuit and in an opinion issued on April 29, 2002, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. Also in the opinion, the Ninth Circuit concurred with the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing has been scheduled for

                                     7
spring of 2003 in connection with the remaining claims of the parties to the litigation. The recorded value of trademarks assumes the return to the Company of the shares held in escrow.

     Sales of professional brands acquired from New Image amounted to approximately $1,762,000 for the year ended December 31, 2002, which accounted for approximately 7.0% of the Registrant's consolidated revenues. Sales of New Image products are included in the Company's Professional business segment while sales of the Modern line are included in the Company's Retail business segment.

  MORRIS FLAMINGO-STEPHAN, INC.

     Morris-Flamingo, Inc. ("Morris Flamingo") is a barber and beauty supply wholesaler, which markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Sales for the year ended December 31, 2002 were approximately $10,492,000, accounting for approximately 41.9% of the Registrant's consolidated revenues, and are included in the Professional segment of the Company's business.

  SEGMENT INFORMATION

     "Operating Segments and Related Information," which provides informa-tion on net sales, income before income taxes and cumulative effect of change in accounting principle, interest income and expense and depreciation and amortization for the last three years and identifiable assets for the last two years, for each of the Registrant's three business segments, is set forth in Note 9 of the consolidated financial statements included elsewhere in this Form 10-K.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Registrant and its subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Company nor any of its subsidiaries has ever experienced any significant shortage in supplies nor does it anticipate any such shortages in the reasonably foreseeable future. Due to market conditions in the petroleum industry, the Registrant continues to experience price increases in both raw material and component prices; however, it is not anticipated that these price increases will have a material adverse effect on operations and believes it can pass such increases on to customers.

     The Company and its subsidiaries seek to maintain a level of finished goods inventory sufficient for a period of at least three months. The Registrant does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of December 31, 2002, the Company did not believe that the dollar amount of its backlog orders was significant.

  RESEARCH AND DEVELOPMENT

     During each of the three prior fiscal years ending December 31, 2002, expenditures by the Registrant and its subsidiaries on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material and were expensed as incurred.

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

  EMPLOYEES

     As of December 31, 2002, in addition to its five officers, the Company and its subsidiaries employed approximately 120 people engaged in the production, warehousing and distribution of its products. Although the Company and its subsidiaries do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     The Registrant's administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, which it owns, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Registrant utilizes approximately two-thirds of the space for the manufacture and warehousing of its products. The remainder of the space is utilized by the Registrant for its administrative offices. The Registrant also owns certain machinery and equipment suitable for the manufacture of its products that is housed in its facility in Fort Lauderdale, Florida. In addition to this facility, the Registrant leases approximately 43,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a lease extension (with a November 30, 2003 cancellation option) which terminates July 31, 2004, at an annual net rental of $160,000.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. This building is utilized by Old 97 in the manufacture of its various product lines. A claim has been filed with the Department of Transportation in connection with a leased warehouse facility adjacent to this location which was utilized by Old 97, (see "Item 3. Legal Proceedings"). It also owns two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building, comprising 12,500 square feet, is being used for office facilities and order fulfillment for the Frances Denney line. The second building, consisting of approximately 30,000 square feet, is used as a warehouse and distribution facility. From time to time, and as inventory levels dictate, Old 97 leases temporary warehouse space, generally on a short-term basis. The Company is currently leasing a 44,000 square foot warehouse located in close proximity to the general office and warehouse facility.

     The Company leases office and warehouse space of approximately 6,000 square feet in Williamsport, Pennsylvania pursuant to a five-year lease expiring January 31, 2007. Monthly rent in the amount of $2,100 is payable to the former owner of Williamsport Barber Supply and the lease has a 60-day cancellation clause.

     In connection with the Morris Flamingo acquisition, the Company entered into a lease, and subsequent lease extension, expiring in June 2005, for the office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834, at an annual rental payment of approximately $210,000, subject to annual consumer price index increases, with purchase options ranging from $1,850,000 to $2,000,000 over the remaining life of the lease. The Danville facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The landlord is Shaheen & Co., Inc, the former owner of Morris-Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

Item 3.  Legal Proceedings

     In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2002, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     For a description of certain legal proceedings involving the Company and New Image, see Item 1. Business. For a description of certain legal proceedings involving the Company and a shareholder, see Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.

     On November 1, 2001, a private label customer filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Faulding Healthcare (IP) Holdings, Inc. and Faulding Consumer, Inc.
v. The Stephan Co., Old 97 Company and Frank Ferola, Sr., Case Number 01-019028 09, against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has filed a counter-claim against Faulding Consumer, Inc. the customer. The counter-claim alleges claims for breach of contract, anticipatory breach of contract and amounts stated stemming from Faulding's failure to provide continuing orders and failure to pay for certain raw materials and components. The Company seeks unspecified compensatory damages including lost profits, interest, attorneys fees and costs. At this time, the Registrant is unable to predict the outcome of this matter.

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in the 13th Judicial Circuit Court of Hillsborough County, Florida, in connection with the DOT's widening of Interstate Highway 4, which the Company alleged will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing held on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. The case is scheduled for mediation in May 2003, and there is a possibility that the Company may receive a material damage award. However, based on consultation with legal counsel, the Company is presently unable to accurately predict the amount or type of recovery that will result therefrom.

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company and others alleging certain breaches of fiduciary duties and responsibilities. The Company has filed a motion to dismiss the lawsuit. The Company believes it has meritorious defenses.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                               PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters


 (a)     Market Information

     The Registrant's Common Stock is listed on the American Stock Exchange (the "Exchange"). The following table sets forth the range of high and low sales prices for the Registrant's Common Stock during each quarterly period within the two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 2001*           $ 3.00               $ 3.00
         June 30, 2001*              3.40                 2.91
         September 30, 2001          3.20                 2.89
         December 31, 2001           3.19                 2.75
___________________________________________________________________________

         March 31, 2002           $  3.24               $ 2.75
         June 30, 2002               3.83                 3.00
         September 30, 2002          3.66                 3.00
         December 31, 2002           3.56                 3.29

* Trading of the Registrant's common stock on the Exchange was temporarily suspended for a portion of these periods.

 (b)     Holders

      As of March 14, 2003, the Registrant's Common Stock was held of record by approximately 330 holders. The Registrant's Common Stock is believed to be held beneficially by approximately 1,200 shareholders in "street-name".

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2002. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

There are no contractual restrictions, including any restrictions on the ability of any of the Registrant's subsidiaries, to transfer funds to the Company in the form of cash dividends, loans or advances, that currently materially limit the Registrant's ability to pay cash dividends or that the Registrant reasonably believes are likely to materially limit the future payment of dividends on its Common Stock.

Item 6.  Selected Financial Data

                        2002      2001       2000       1999      1998
	                       (in thousands, except per share data)
                    ____________________________________________________

Net sales            $25,067    $28,296    $31,138    $34,356   $34,835

Income/(Loss) before
 income taxes and
 cumulative effect of
 change in accounting
 principle             1,400        746      1,006      3,036       (4)

Income/(Loss) before
 cumulative effect of
 change in accounting
 principle               503        608        622      1,843       (3)

Cumulative effect of
 change in accounting
 principle            (6,762)      -          -          -         -

Net (loss)/income     (6,259)       608        622      1,843       (3)

Current assets        20,284     20,116     28,199     27,447    27,961

Total assets          47,655     57,062     58,769     59,435    60,600

Current
 liabilities           3,514      4,067      4,521      3,725     5,332

Long term debt         6,395      7,758      9,124     10,418    11,718

PER COMMON SHARE
  (Basic and Diluted): (a)

Income before
 cumulative effect of
 change in accounting
 principle               .12        .14        .14        .40        -

Cumulative effect of
 change in accounting
 principle             (1.58)       -          -          -          -

 Net (loss)/income     (1.46)       .14        .14        .40        -

 Cash dividends          .08        .08        .08        .08       .08

                       Notes to Selected Financial Data

(a) Net (loss)/income per common share is based upon the weighted average number of common shares outstanding in accordance with Statement of

Financial Accounting Standards No. 128. The weighted average number of shares outstanding were 4,285,577 for 2002, 4,285,577 for 2001, 4,385,019 for 2000, 4,567,439 for 1999, and 4,535,649 for 1998.  The weighted average number of diluted shares outstanding were not significantly different in any of the aforementioned years.

The following data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

              Selected Quarterly Financial Information (unaudited)
                     (in thousands, except per share data)

                             Quarter     Quarter     Quarter      Quarter
                              Ended       Ended       Ended        Ended
                             3/31/02     6/30/02     9/30/02     12/31/02
                             _______     _______     _______     ________
       Net sales             $ 6,320     $ 6,839     $ 6,721      $ 5,187

       Gross profit            2,779       2,982       2,539        1,561

       Net income/(loss)
        before cumulative
        effect of change
        in accounting
        principle                327         405         240         (469)

       Cumulative effect of
        change in accounting
        principle, net of tax
        benefit of $1,663     (6,762)       -           -            -

       Net (loss)/income      (6,435)        405         240         (469)

       Net income/(loss)
        per common share:
        Before cumulative
        effect of change in
        accounting principle     .08         .09         .06         (.11)

        Cumulative effect of
        change in accounting
        principle              (1.58)        -            -          -

        Net (loss)/income      (1.50)        .09         .06         (.11)

                              Quarter    Quarter     Quarter      Quarter
                              Ended       Ended       Ended        Ended
                              3/31/01    6/30/01     9/30/01     12/31/01
                             _______     _______     _______     ________
       Net sales             $ 7,580     $ 7,833     $ 6,584     $  6,299
       Gross profit            3,358       3,213       2,858        2,624
       Net income/(loss)         387         316         (90)          (5)
       Net income/(loss)
        per share                .09         .07        (.02)        (.00)

Information presented above for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 have been restated to reflect the retroactive application of the impairment loss recognized in accordance with the adoption of SFAS No. 142, effective January 1, 2002.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO 2001
__________________________________________________

     Net sales for 2002 decreased primarily as a result of declines in the revenues from the Company's Professional and Manufacturing business segments. The decline in net sales for the Professional segment was approximately $1,861,000. Over the past several years, there has been a consolidation in the distribution network for professional products and this has had an adverse impact on net sales. The Manufacturing segment experienced a decline in sales as a result of a decline in private label production. Management is negotiating with potential customers in order to enhance the private label business and is also encouraged by prospects generated in the first quarter of 2003. The Retail segment showed a small sales increase, largely on the strength of an increase in sales of talc products. In the retail environment, the Company continues to experience demands for considerable up-front concessions, such as slotting allowances, from major retailers in order to carry retail products from suppliers like Stephan.

     Gross profit decreased $2,192,000, to $9,861,000 in 2002 when compared to 2001 levels. This decrease was due to an overall decline in net sales and a continuing change in the overall mix of business. The Morris Flamingo-Stephan and Williamsport subsidiaries (Professional business segment) accounted for approximately 59% of consolidated net sales, an increase of 9% over 2001 levels. These two subsidiaries have traditionally had lower gross margins than other entities comprising the professional group. The Company continues to devote efforts to improving the gross profit margins of these two divisions, though they have improved slightly over 2001.

     The Retail Personal Care Products operating segment experienced a moderate increase in net sales, with a 41% increase in net sales of the brands acquired from Colgate offsetting decreased net sales of other retail brands. Net retail sales in 2002 were $6,728,000, as compared to $6,496,000 in 2001. By offering quantity discounts, the Company was successful in acquiring new customers, but experienced a lower gross margin due to discounts and promotional pricing. In addition, due to the continued consolidation in the chain-drug store industry, the amount of discounting and promotional allowances large retailers demand of their suppliers has increased, which reduces the gross profit margins on brands supplied to those retailers. The Company responded to these discounting pressures in an effort to maintain market share without materially sacrificing our profitability by selectively participating in promotional programs that would benefit both the Company and the customer.

     Management of the Company was able to substantially reduce expenses, with selling, general and administrative expenses (SG&A) decreasing in excess of $2,850,000, from $11,363,000 in 2001 to $8,509,000 in 2002. The
Company significantly reduced payroll and related costs as well as professional fees. In addition, the decline in sales resulted in reduced freight and delivery expenses. The implementation of SFAS No. 142, with respect to goodwill and trademark amortization, reduced amortization expense (which is included in SG&A) by $1,260,000 in 2002.

     Interest expense decreased over $219,000 in 2002 as a result of a decrease in outstanding debt and lower interest rates; interest income also declined over $200,000 due to significantly lower interest rates. Interest income for the year ended December 31, 2002 was $378,000, compared to $580,000 earned in 2001. Other income included royalty payments from Color Me Beautiful of $105,000 in connection with the marketing of Frances Denney products, and a royalty fee of $43,750 for the temporary licensing of New Era products.

     Income before income taxes and cumulative effect of a change in accounting principle was $1,400,000, an 88% increase over the corresponding period in 2001, as a result of the reasons indicated above; however income before the cumulative effect of a change in accounting principle as a result of the application of SFAS No. 142 was $503,000 for the year ended December 31, 2002, compared to $608,000 for the year ended December 31, 2001. This decrease was due to an abnormally high provision for income taxes as a result of a reduction in the realizable value of the Company's charitable contribution carryforward. This valuation allowance caused the effective tax rate for the year ended December 31, 2002 to increase to 64%, as compared to 18.5% for the prior year, and was taken because it is anticipated that the time limit on the deductibility of the charitable contribution carryforward will expire before it can be utilized. Should taxable income increase in the near future, some of this write down may be recoverable.

     Net income for the year ended December 31, 2002 was adversely impacted by the write-down of goodwill and other intangible assets; an aggregate of approximately $8.4 million was written-off, with a net after tax effect of reducing income by approximately $6.8 million. The net loss for the year ended December 31, 2002, after taking into consideration the goodwill and other intangible assets charge, was $6,259,000.

     Basic earnings per share for the year ended December 31, 2002, before the effect of the goodwill and other intangible assets charge was $.12, compared to $.14 for the year ended December 31, 2001. After giving effect to the adjustment for the impairment of goodwill and other intangible assets, the net loss per share was $1.46. The average number of shares outstanding, 4,285,577, was the same in 2002 and 2001.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO 2000
__________________________________________________

     Net sales for 2001 decreased as a result of an overall decline in revenues from the Company's Professional and Retail business segments.

While the sales and distribution of "hard goods" remained relatively unchanged, there was a decline in the net sales of "wet goods" (which comprise a significant portion of the "Retail" segment), of approximately $2,900,000.

     Gross profit decreased $578,000, to $12,053,000 in 2001 when compared to 2000 levels. This decrease was primarily due to an overall decline in net sales. The overall gross profit percentage increased from 40.6% in 2000 to 42.6% for the year ended December 31, 2001. This increase was largely attributable to sales to new customers and more effective manu-facturing operations.

     Net retail sales in 2001 were $6,496,000, as compared to $8,969,000 for 2000. The decline in such net sales was primarily due to an almost across-the-board decline in the net sales of the Company's retail lines; however, the "Modern" and "Frances Denney" lines showed increases in 2001. The continuing consolidation in the chain-drug store industry continues to increase the amount of discounting and promotional allowances that must be extended to large retailers which often has an inhibiting effect on the number of SKU's (stock keeping units) that a retailer may carry.

     Selling, general and administrative (SG&A) expenses decreased $290,000, from $11,653,000 in 2000 to $11,363,000 in 2001. The overall decline in SG&A expenses was due to a Company-wide decrease in payroll and general office expenses partially offset by the anticipated increases in consulting, marketing and legal and professional fees.

     Interest expense decreased $174,000 from 2001 levels as the result of a decrease in outstanding debt and the refinancing of a long-term note payable in August 2001. Other income in 2001 includes a royalty payment of $175,000 from Color Me Beautiful in connection with the marketing of Frances Denney products.

     Income taxes decreased $246,000, from $384,000 for the year ended December 31, 2000 to $138,000 for the year ended December 31, 2001, due to a combination of a decline in income before income taxes and a decrease in the overall amount of deferred income taxes.

     Earnings per share for the year ended December 31, 2001 was $.14, equal to the amount for 2000. The average number of shares outstanding decreased in 2001, from 4,385,019 to 4,285,577, as a result of the repurchase, by the Company, of 165,780 shares during 2000.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Working capital was approximately $16,770,000 at December 31, 2002, an increase of over $720,000 from December 31, 2001. Cash and cash equivalents increased to $10,786,000 compared to $8,409,000 as of December 31, 2001. Total cash, including certificates of deposit ("CDs"), increased from $15,994,000 at December 31, 2001 to $17,538,000 at December 31, 2002.
The Company has continued to secure its outstanding long-term debt with Wachovia Bank with all of the CDs. While the CDs periodically mature, they are classified as non-current and not included in working capital or cash and cash equivalents. The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

     The Company does not have any off-balance sheet financing or similar arrangements.

     Inventory levels continued to decline as management continued to engage its efforts to reduce the overall amount of inventory on hand, both through the use of more effective inventory control techniques, as well as a more thorough phasing out of old, obsolete or slow moving items. Overall, accounts payable and accrued expenses had decreased $542,000 as of December 31, 2002, when compared to the end of 2001, which decrease was largely the result of a decrease in accounts payable to vendors as well as a decline in accrued payroll due to the timing of year end payments.

     The Company has not experienced any material adverse impact from the effects of inflation in the last several years. Management maintains some flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Company's products, as well as the components used, are petroleum-based products, and as a result, the prices for raw materials are and will continue to be subject to oil prices which, in turn, are subject to various political or economic pressures. The Company does not presently foresee any material increase in the costs of raw materials or component costs, and believes it has the flexibility of calling upon multiple vendors and the ability to increase prices to offset any price changes.

NEW FINANCIAL ACCOUNTING STANDARDS
__________________________________

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002 and, as a result of impairment testing required under SFAS No. 142, the Company reduced the carrying value of certain goodwill and trademarks by approximately $8,424,000 ($6,762,000, net of taxes).

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application is encouraged. The adoption of this statement did not have a significant effect on the Company's financial position, results of operations or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that is issued. The Company does not have existing circumstances that would make this Interpretation relevant.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148.
     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides accounting guidance for consolidating of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which the Company maintains an interest after June 30, 2003. The Company does not have existing circumstances that would make this statement relevant.

RECENT EVENTS
_____________

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management led group. This initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. A separate payment fund, in an amount equal to 50% of the aggregate principal and interest amount due under the debt instrument, will be established by the management group to fund its payment obligations thereunder. The management group bid is subject to various conditions, including obtaining adequate financing. The management group is currently negotiating with lenders to obtain financing necessary for the transaction. There is no assurance that the group will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     In late 2001 and during 2002 the Special Committee received from Curtis Rudolph, a shareholder of the Company, an indication of his interest in acquiring the Company; however, no offer was forthcoming. In November 2002, Mr. Rudolph initiated an action in Florida state court (Broward
County, Florida) seeking to obtain a review of certain "books and records" of the Company to which he claimed he was entitled as a shareholder of the Company (See Item 3. Legal Proceedings). The Company had previously denied him access to those books and records due to his unwillingness to sign a non-disclosure agreement relating to the Company's non-public information in the standard form required of other potential bidders for the Company. In January 2003, pursuant to a settlement agreement with the Company, Mr. Rudolph agreed to execute the non-disclosure agreement.

     By letter dated January 13, 2003, Mr. Rudolph reiterated his interest in making a proposal to acquire the Company. On or about February 14, 2003, Mr. Rudolph submitted an unexecuted proposal to acquire substantially all of the assets and assume certain liabilities of the Company. The Special Committee rejected this proposal as it was unexecuted, contained certain unacceptable terms, was subject to unacceptable conditions, and was structured as an asset purchase rather than a stock purchase. In particular, the asset purchase structure presented substantial negative tax consequences to the Company and its shareholders and was deemed impractical. Under the circumstances, the Special Committee determined Mr. Rudolph's proposal to not be in the best interests of the Company's shareholders. The Board of Directors, through its Special Committee, has continued to negotiate with Mr. Rudolph, but no further offer has been forthcoming.

CURRENT TRENDS
______________

     The Company has had a broad-based increase in net sales for the first quarter of 2003, primarily as a result of the current war in the Middle East and the impact it is having on net sales of Quinsana Medicated Talc, a branded retail item. Quinsana is experiencing a significant increase in net sales and as a result, net sales for this brand in the first quarter of 2003 were in excess of total net sales for this product for the entire prior year. Net sales is anticipated to be over 10% higher than the corresponding first quarter of 2001. There can be no assurances, however, that this trend will continue, nor that continuing market pricing pressures will not arise with respect to these sales.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
__________________________________________

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire. We believe that the following are the most critical accounting policies that requires management to make difficult, subjective and/or complex judgments, often due to a need to make estimates about matters that are inherently uncertain:

     VALUATION OF ACCOUNTS RECEIVABLE: The ultimate amount of collections received against outstanding accounts receivable must take into account returns, allowances and deductions that may be made by our customers. Many retailers to whom we sell products take deductions for various forms of marketing expenses, as well as participating in nationwide reclamation cooperatives for processing damaged goods. Other expenses to which we are subject to, in addition to those experienced in the retail environment (but also with Professional products sold to distributors) include deductions for freight if the invoice is paid within specified terms, co-op advertising allowances, new store/warehouse allowances and, from time to time, limited rebate programs. We attempt to estimate these costs, as well as providing for anticipated bad debts, by recording allowances based upon our experience, economic conditions, normal customer inventory levels and/or competitive conditions. Actual returns, credits or allowances, as well as the condition of any product actually returned, may differ significantly from the estimates used by the Company.

     INVENTORIES: Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. We periodically evaluate inventory levels, giving consideration to factors such as the physical condition of the goods, the sales patterns of finished goods and the useful life of particular packaging, componentry and finished goods and estimates a reasonable amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the valuation allowances were established.

     IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL: The Company periodically evaluates whether events or circumstances have occurred that would indicate that long-lived assets may not be recoverable or that the remaining useful life may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows resulting from the use of the asset. If the results of this testing indicates an impairment of the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration circumstances known at the time of the impairment test.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets are to be evaluated for impairment on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. The use of various acceptable and appropriate methods of valuation requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The Company does not own or maintain an interest in derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the consolidated financial statements and supplementary data contained elsewhere in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                               PART III


     The information required by Part III of this Form 10-K (Items 10-13) is incorporated herein by reference from the Registrant's proxy statement with respect to the Company's 2003 annual meeting of stockholders scheduled to be filed with the Securities and Exchange Commission no later than April 30, 2003.


Item 14:  Controls and Procedures

     As of a date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the evaluation
date.   Subsequent to the evaluation date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                PART IV

Item 15.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

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

          10.13    1990 Key Employee Stock Incentive Plan, as amended.

          10.14    1990 Non-Employee (Outside Directors) Plan, as amended.

          99.1      Chief Executive Officer Certification pursuant to
Section 906 of the Sarbanes Oxley Act of 2002.

          99.2      Chief Financial Officer Certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)     Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2002 and 2001.

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Changes in Stockholders'
          Equity for the years ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.




DELOITTE & TOUCHE LLP
Certified Public Accountants




Miami, Florida
April 11, 2003





                                  F-1




                    THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND 2001




                                ASSETS



                                              2002           2001
                                           ___________    ___________
 CURRENT ASSETS

  Cash and cash equivalents                $10,785,995    $ 8,409,142

  Accounts receivable, net                   1,451,299      1,808,828

  Inventories                                7,623,764      9,286,295

  Income taxes receivable                       65,378        345,220

  Prepaid expenses
   and other current assets                    357,829        266,460
                                           ___________    ___________

   TOTAL CURRENT ASSETS                     20,284,265     20,115,945


CERTIFICATES OF DEPOSIT                      6,752,500      7,585,000

PROPERTY, PLANT AND EQUIPMENT, net           2,004,465      2,308,003

INTANGIBLE ASSETS, net                      14,914,154     23,432,105

OTHER ASSETS                                 3,699,657      3,621,103
                                           ___________    ___________
     TOTAL ASSETS                          $47,655,041    $57,062,156
                                           ===========    ===========







             See notes to consolidated financial statements.




                                  F-2


                     THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2002 AND 2001


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 2002             2001
                                             ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                           $ 2,018,236       $2,560,051

 Current portion of
  long-term debt                               1,496,147        1,507,256
                                             ___________      ___________
   TOTAL CURRENT LIABILITIES                   3,514,383        4,067,307

DEFERRED INCOME TAXES, net                       655,773        1,535,285

LONG-TERM DEBT, less current
 maturities                                    6,395,443        7,758,370
                                             ___________      ___________
   TOTAL LIABILITIES                          10,565,599       13,360,962
                                             ___________      ___________

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   1,000,000 shares authorized; none issued         -                -
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,410,577 issued at December 31,
   2002 and 2001                                  44,106           44,106
  Additional paid in capital                  18,417,080       18,417,080
  Retained earnings                           19,979,819       26,591,571
                                             ___________      ___________
                                              38,441,005       45,052,757
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                         (1,351,563)      (1,351,563)
                                             ___________      ___________
   TOTAL STOCKHOLDERS' EQUITY                 37,089,442       43,701,194
                                             ___________      ___________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $47,655,041      $57,062,156
                                             ===========      ===========

              See notes to consolidated financial statements.


                                    F-3

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                     2002           2001            2000
                                  ___________    ___________    ___________
NET SALES                        $25,066,950    $28,296,312    $31,137,782

COST OF GOODS SOLD                15,206,352     16,243,428     18,506,860
                                 ___________    ___________    ___________
GROSS PROFIT                       9,860,598     12,052,884     12,630,922

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          8,509,114     11,363,190     11,652,923
                                 ___________    ___________    ___________
OPERATING INCOME                   1,351,484        689,694        977,999

OTHER INCOME(EXPENSE)
 Interest income                     378,441        579,866        724,728
 Interest expense                   (479,125)      (698,207)      (871,853)
 Royalty income                      148,750        175,000        175,000
                                 ___________     __________    ___________
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE         1,399,550        746,353      1,005,874

INCOME TAX EXPENSE                   896,880        138,398        383,647
                                 ___________     __________    ___________
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE               502,670        607,955        622,227

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  TAX BENEFIT OF $1,662,911       (6,761,576)          -              -
                                 ___________     __________    ___________
NET (LOSS)/INCOME                $(6,258,906)    $  607,955    $   622,227
                                 ===========     ==========    ===========
BASIC AND DILUTED (LOSS)/
  EARNINGS PER SHARE:

 INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                  .12            .14            .14

 CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE             (1.58)           -              -
                                 ___________     __________    ___________
 BASIC AND DILUTED (LOSS)/
   EARNINGS PER SHARE            $     (1.46)    $      .14    $       .14
                                 ===========     ==========    ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            4,285,577      4,285,577      4,385,019
                                 ===========     ==========    ===========
              See notes to consolidated financial statements.

                                   F-4
                             THE STEPHAN CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

           Common Stock        Additional               Contingently
        ____________________    Paid in     Retained     Returnable    Treasury
          Shares    Par Value   Capital     Earnings       Shares       Stock
        __________  _________  ___________  ___________  ____________  _________
Balances,
 Jan. 1,
 2000    4,660,958  $  46,610  $19,404,559  $26,075,919  $(1,351,563) $(326,734)

Treasury
 stock
 purchased   -          -            -            -            -       (663,249)

Treasury
 stock
 retired (234,061)    (2,341)    (927,218)        -            -        929,559

Dividends
 paid        -          -            -        (361,683)        -           -

Net
 income      -          -            -         622,227         -           -
        _________  _________   __________   __________   __________   _________
Balances,
 Dec. 31,
 2000   4,426,897     44,269   18,477,341   26,336,463   (1,351,563)    (60,424)

Treasury
 stock
 retired  (16,320)      (163)     (60,261)        -            -         60,424

Dividends
 paid        -          -            -        (352,847)        -           -

Net
 income      -          -            -         607,955         -           -
        _________   ________  ___________  ___________  ___________   _________
Balances,
 Dec. 31,
 2001,    410,577     44,106   18,417,080   26,591,571   (1,351,563)       -

Dividends
 paid        -          -            -        (352,846)        -           -

Net loss     -          -            -      (6,258,906)        -           -
        _________   ________  ___________  ___________  ___________   _________
Balances,
 Dec. 31,
 2002   4,410,577   $ 44,106  $18,417,080  $19,979,819  $(1,351,563)  $    -
        =========   ========  ===========  ===========  ===========   =========

                      See notes to consolidated financial statements.

                      THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                        2002         2001         2000
                                     __________   __________   __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/income                   $(6,258,906) $   607,955   $  622,227
                                    ___________  ___________   __________

Adjustments to reconcile net (loss)/
 income to net cash flows provided
 by/(used in) operating activities:

   Depreciation                         333,632      394,556      423,077
   Amortization of intangibles           93,464    1,353,568    1,190,232
   Amortization of other assets            -         146,137      102,014
   Deferred income
    tax (benefit)/provision            (879,512)    (142,520)     234,855
   Provision for doubtful accounts       80,725      131,164       97,627
   Impairment loss on goodwill        8,424,487         -            -

   Changes in operating assets
   and liabilities:

     Accounts receivable                276,804    1,086,561     (230,565)
     Inventories                      1,662,531    1,091,556    1,576,340
     Income taxes receivable            279,842      682,892     (898,972)
     Prepaid expenses
      and other current assets          (91,369)     (59,399)      83,949
     Certificates of deposit            832,500   (7,585,000)        -
     Other assets                       (78,554)    (551,392)      14,846
     Accounts payable
      and accrued expenses             (541,815)    (441,669)   1,145,051
                                     __________    _________    _________

     Total adjustments               10,392,735   (3,893,546)   3,738,454
                                     __________    _________    _________
Net cash flows provided by/(used
 in) operating activities             4,133,829   (3,285,591)   4,360,681
                                     __________    _________    _________





              See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                         2002         2001        2000
                                      __________  __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant
   and equipment                        (30,094)     (85,038)    (140,879)

  Purchase of intangible assets            -         (49,070)     (71,096)
                                      _________     ________   __________
Net cash flows used in
 investing activities                  ( 30,094)    (134,108)    (211,975)
                                      _________     ________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (1,374,036)  (9,517,580)  (1,643,710)

  Proceeds from notes payable
   to bank                                 -       8,140,000         -

  Acquisition of treasury stock            -            -        (663,249)

  Dividends paid                       (352,846)    (352,847)    (361,683)

                                    ___________  ___________  ___________
Net cash flows used in
 financing activities                (1,726,882)  (1,730,427)  (2,668,642)
                                    ___________  ___________  ___________
NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS           2,376,853   (5,150,126)   1,480,064

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 8,409,142   13,559,268   12,079,204
                                    ___________  ___________  ___________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $10,785,995  $ 8,409,142  $13,559,268
                                    ===========  ===========  ===========






              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



Supplemental Disclosures of Cash Flow Information:


                                      2002          2001          2000
                                   __________    __________    __________

  Interest paid                    $  448,650    $  651,533    $  809,804
                                   ==========    ==========    ==========
  Income taxes paid                $  212,324    $  100,614    $1,422,013
                                   ==========    ==========    ==========


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2000, equipment costing $99,340 was purchased from a customer and the purchase price was applied against the outstanding account receivable.

For the years ended December 31, 2001 and 2000, 16,320 and 234,061 shares of treasury stock, respectively, were retired.
























                See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products principally throughout the United States. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. As explained more fully in Note 9, the Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

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

         MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of net sales in 2002. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a large customer could have an adverse effect on the Company.

         GOODWILL and OTHER INTANGIBLE ASSETS: Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in transactions accounted for as a purchase. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill and trademarks having indefinite lives, which were being amortized over various periods, are no longer being amortized and in accordance with SFAS No. 142, are now subject to periodic testing for impairment. Deferred acquisition costs that have definite lives are continuing to be amortized over their estimated useful lives of 10 years. Goodwill and trademarks of a reporting unit (as defined in SFAS No. 142) are tested for impairment on an annual basis at a minimum, or as circumstances dictate. As a result of implementing SFAS No. 142, the Company incurred a $6,762,000 impairment charge (net of an income tax benefit of $1,663,000) in 2002.

         IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets are reviewed for impairment whenever events or changes in circumstances warrant, which may be an indication that the carrying value of the asset may ultimately be unrecoverable. The Company uses fair value methods to determine the amount of impairment, if any. If necessary, an impairment loss equal to the difference between the asset's fair value and its carrying value is recognized.

         STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. There were no stock based compensation charges in operations during 2002, 2001 or 2000.

     The following table illustrates the effect on net (loss)/income and net loss)/income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                            2002      2001       2000
                                          ________  ________   ________

  Net (loss)/income, as reported          $ (6,259)    $ 608      $ 622

  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects           65        76        318
                                          ________  ________    _______

  Pro forma net (loss)/income             $ (6,324) $    532    $   304
                                          ========  ========    =======
  Net (loss)/income per share:

        As reported                        $(1.46)  $   .14    $   .14

        Pro forma                          $(1.48)  $   .12    $   .07

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

     As of December 31, 2002 and 2001 there were no significant differences in the carrying values and fair market values of financial instruments.

         REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involves the delivery of manufactured goods and reasonable assurance as to the collectability of the resulting account receivable.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2002 and 2001 were approximately $10,121,000 and $7,257,000, respectively. At December 31, 2002 and 2001, the Company excluded certificates of deposit in the amount of $6,752,500 and $7,585,000, respectively, from the above as they are pledged as collateral for a bank loan.

         INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2002 and 2001 were approximately $2,614,000 and $2,838,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2002 and 2001 were approximately $1,257,000 and $1,443,000, respectively.

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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2002, 2001 and 2000, the Company had 672,120, 743,648 and
739,524 outstanding stock options, respectively. None of these options were included in the calculation of earnings per share because their inclusion would be anti-dilutive.

         NEW FINANCIAL ACCOUNTING STANDARDS:   In June 2001, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for years beginning after December 15, 2001. Goodwill and intangible assets acquired subsequent to June 30, 2001 are immediately subject to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter. The initial step requires that the Company determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step (See Note 5).

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant effect on the Company's financial position, results of operations or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that is issued. The Company does not have existing circumstances that would make this Interpretation relevant.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148.
     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides accounting guidance for consolidating of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which the Company maintains an interest after June 30, 2003. The Company does not have existing circumstances that would make this Statement relevant.

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2002 and 2001 consisted of the following:
                                        2002             2001
                                     __________       __________
Trade accounts receivable            $1,614,580       $1,961,053
Less: Allowance for
 doubtful accounts                     (163,281)        (152,225)
                                     __________       __________
Accounts receivable, net             $1,451,299       $1,808,828
                                     ==========       ==========

     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:

                                      2002           2001          2000
                                   _________      _________     _________
Balance, beginning of year         $ 152,225      $ 105,002     $ 125,846
Provision for doubtful
 accounts                             80,725        131,164        97,627
Uncollectible accounts
 written off, net of recoveries      (69,669)       (83,941)     (118,471)
                                   _________      _________     _________
Balance, end of year               $ 163,281      $ 152,225     $ 105,002
                                   =========      =========     =========

NOTE 3.  INVENTORIES

     Inventories at December 31, 2002 and 2001 consisted of the following:

                                     2002               2001
                                 ____________       ____________
  Raw materials                  $  2,162,273       $  3,180,670
  Packaging and components          3,100,917          3,448,541
  Work in progress                    328,976            341,507
  Finished goods                    5,579,290          5,502,599
                                 ____________       ____________
                                   11,171,456         12,473,317
  Less: Amount included
        in other assets            (3,547,692)        (3,187,022)
                                 ____________       ____________
  Balance, end of year           $  7,623,764       $  9,286,295
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

NOTE 4.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at December 31, 2002 and 2001 consisted of the following:
                                     2002                2001
                                  __________         ___________
Land                              $  379,627         $   379,627
Buildings and improvements         2,129,570           2,094,046
Machinery and equipment            1,934,774           1,950,866
Furniture and office equipment       526,762             554,948
                                  __________          __________
                                   4,970,733           4,979,487
Less: accumulated depreciation    (2,966,268)         (2,671,484)
                                  __________          __________
Balance, end of year              $2,004,465          $2,308,003
                                  ==========          ==========

NOTE 5.  INTANGIBLE ASSETS

     Intangible assets at December 31, 2002 and 2001 consisted of the following:
                                     2002               2001
                                 ___________        ___________

Goodwill                         $ 8,311,359        $10,932,135
Trademarks                        13,370,762         19,117,395
Deferred acquisition costs           964,529          1,021,607
                                 ___________        ___________
                                  22,646,650         31,071,137

Less: accumulated amortization    (7,732,496)        (7,639,032)
                                 ___________        ___________
Balance, end of year             $14,914,154        $23,432,105
                                 ===========        ===========

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment upon adoption and at least annually thereafter.

     As a result of the impairment review mandated by SFAS No. 142, the Company determined that the carrying value of certain goodwill and other intangible assets with indefinite lives was impaired, decreasing the carrying value of goodwill and other such intangible assets by approximately $8,424,000 ($6,762,000, net of taxes).

     The above impairment charge impacted several different subsidiaries and divisions. Based upon information available to the Company, in general, goodwill and trademark valuations were performed using present value techniques involving estimates of future cash flows. The changes in the carrying amount of goodwill and trademarks, by segment impacted, for the year ended December 31, 2002 can be summarized as follows (in thousands, except per share data):


                                      Total   Professional   Retail
                                    _________ ____________  ________

     Balance, December 31, 2001     $ 31,071    $ 12,796    $ 18,275

     Goodwill and trademark
      impairment for 2002             (8,424)     (3,440)     (4,984)
                                    ________    ________    ________

     Balance, December 31, 2002     $ 22,647    $  9,356    $ 13,291
                                    ========    ========    ========


     Amortization of goodwill and other intangible assets ceased upon adoption of SFAS No. 142 on January 1, 2002. The table below reflects the impact of the implementation of SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):


                                                  2002    2001    2000
                                                _______  ______  ______
    Income before cumulative effect of change
     in accounting principle (as reported)      $   503  $  608  $  622
    After tax goodwill amortization                 -     1,026     682
                                                _______  ______  ______
    Adjusted income before cumulative effect
     of change in accounting principle          $   503  $1,634  $1,304
                                                =======  ======  ======
    Income per share before cumulative effect
     of change in accounting principle
     (as reported) (basic and diluted)          $   .12  $  .14  $  .14
                                                =======  ======  ======

    Pro forma basic and diluted
     earnings per share before
     cumulative effect of change
     in accounting principle                     $  .12  $  .38  $  .30
                                                 ======  ======  ======


Amortization expense for other intangible assets, recorded as of December 31, 2002, 2001 and 2000 was $93,000, $98,000 and $88,000. Amortization
expense for other intangible assets, recorded as of December 31, 2002, for the years ended December 31, 2003 through 2007 is anticipated to be as follows: 2003: $93,000; 2004: $84,000; 2005: $82,000; 2006: $66,000; 2007:
$66,000.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2002 and 2001 consisted of the following:

                                               2002            2001
                                           ___________     ___________

Accounts payable                           $   486,262     $   824,864
Accrued marketing expenses                     673,125         613,166
Accrued payroll and bonuses                    272,254         651,877
Accrued legal and professional fees            285,401         249,479
Other accrued expenses                         301,194         220,665
                                           ___________     ___________
Balance, end of year                       $ 2,018,236     $ 2,560,051
                                           ===========     ===========


NOTE 7.  LONG-TERM DEBT

     Long-term debt at December 31, 2002 and 2001 consisted of the following:
                                               2002             2001
                                           ____________     ____________
2.66% note payable to bank, principal
 of $92,500 plus interest due monthly
 through August 2, 2006; collateralized
 by a security interest in a certificate
 of deposit of like amount, which bears
 interest at 50 basis points below the
 interest charged on the note.             $ 6,567,500       $ 7,677,500

Guaranteed minimum payments of $250,000
 due semi-annually to Colgate-Palmolive
 through January 31, 2004, discounted
 at an 8% rate; collateralized by a
 security interest in the brand trade-
 marks acquired from Colgate-Palmolive,
 with a net carrying value of
 approximately $7,300,000.                   1,324,090         1,588,126
                                           ___________       ___________
                                             7,891,590         9,265,626
Less: current portion                       (1,496,147)       (1,507,256)
                                           ___________       ___________
Long-term debt                             $ 6,395,443       $ 7,758,370
                                           ===========       ===========

     At December 31, 2002, approximate maturities of long-term debt are $1,496,000 in 2003, $2,048,000 in 2004, $1,110,000 in 2005 and $3,237,000
in 2006.

NOTE 8.  INCOME TAXES

     The (benefit)/provision for income taxes is comprised of the following for the years ended December 31:

                           2002              2001             2000
                       ___________       ___________      ___________
Current Tax:
 Federal                 $    -          $   213,843      $   162,680
 State                     113,482            67,075          (13,888)
                       ___________       ___________      ___________

  Total Current            113,482           280,918          148,792
                       ___________       ___________      ___________
Deferred Tax:
 Federal                   703,396           (83,715)         181,917
 State                      80,002           (58,805)          52,938
                       ___________       ___________      ___________

  Total Deferred           783,398          (142,520)         234,855
                       ___________       ___________      ___________
Total provision
 for income
 taxes                 $   896,880       $   138,398      $   383,647
                       ===========       ===========      ===========

     The tax benefit of $1,663,000 resulting from the cumulative effect of a change in accounting principle is deferred in its entirety and is reduced by the current year's tax provision of $897,000, resulting in a net tax benefit for the year ended December 31, 2002 of $766,000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred income tax liability in the accompanying consolidated balance sheets includes deferred tax assets and liabilities attributable to the following items:
                                            2002              2001
                                         __________       ___________
   Net operating losses                  $ (105,900)
   Accounts receivable allowances           (64,496)      $   (60,129)
   Property, plant and equipment             68,758           101,792
   Amortization of intangibles              984,776         2,048,920
   Charitable contribution
    carryforward                           (268,359)         (282,793)
   State income taxes                       (34,912)          (83,162)
   Accrued liabilities and other           (192,453)         (189,343)
                                         __________       ___________
                                            387,414         1,535,285
   Valuation allowance                      268,359              -
                                         __________       ___________
   Deferred income tax liability, net    $  655,773       $ 1,535,285
                                         ==========       ===========

     The provision for Federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:


                                           2002        2001        2000
                                          ______      ______      ______
Amount computed on pretax income           35.0%       35.0%       35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                       9.1          .7         2.6
 Change in valuation allowance             19.2          -           -
 Goodwill                                    .2        16.8         7.1
 Benefit of graduated rates                (1.0)       (1.0)       (1.0)
 Tax exempt interest                       (1.8)       (3.3)       (4.0)
 Other                                      3.3       (29.7)       (1.6)
                                          _____       _____       _____
 Total income tax                          64.0%       18.5%       38.1%
                                          =====       =====       =====

     For the year ended December 31, 2002, the tax provision was increased by approximately $268,000 in order to provide for the likelihood that the Company's charitable contribution carryforward will expire unused.

     For the year ended December 31, 2001, the tax provision was reduced by approximately $210,000 due to a reduction for tax liabilities which are no longer required.

NOTE 9.  SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally has a customer base of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment is mass merchandisers, chain drug stores and supermarkets that sell the product to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, and manufactures private label brands for customers.

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:

                                            INCOME BEFORE INCOME TAXES AND
                                             CUMULATIVE EFFECT OF CHANGE
                        NET SALES              IN ACCOUNTING PRINCIPLE
                 ________________________   ______________________________
                  2002     2001    2000        2002      2001     2000
                 _______________________    ______________________________
Professional     $17,891 $19,752 $20,393     $ 1,081   $   379  $ 1,011
Retail             6,728   6,496   8,969         885       596    1,265
Manufacturing      7,144   9,358   8,330         (29)      325     (621)
                 _______ _______ _______     _______   _______  _______
   Total          31,763  35,606  37,692       1,937     1,300    1,655

Intercompany
  Manufacturing   (6,696) (7,310) (6,554)       (537)     (554)    (649)
                 _______ _______ _______     _______   _______  _______
   Consolidated  $25,067 $28,296 $31,138     $ 1,400   $   746  $ 1,006
                 ======= ======= =======     =======   =======  =======


                    INTEREST INCOME              INTEREST EXPENSE
                 _______________________     __________________________
                   2002    2001    2000        2002     2001      2000
                 _______________________     __________________________
Professional     $  233  $  316  $  338      $  270    $ 388    $  387
Retail               95     150     310         201      292       465
Manufacturing        50     114      77           8       18        20
                 ______  ______  ______      ______    ______   ______
   Total         $  378  $  580  $  725      $  479    $ 698    $  872
                 ======  ======  ======      ======    ======   ======


                     DEPRECIATION AND
                       AMORTIZATION                 TOTAL ASSETS
                 ______________________           _________________
                    2002   2001    2000              2002     2001
                 ______________________           _________________
Professional      $  135 $  941  $  882           $15,284   $17,963
Retail                43    799     744            20,280    24,574
Manufacturing        249    154      89            12,091    14,525
                 _______ _______ ______           _______   _______
   Total          $  427 $1,894  $1,715           $47,655   $57,062
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

NOTE 10. COMMITMENTS AND CONTINGENCIES

          The Company has entered into employment agreements with certain officers. These agreements, which expire on various dates through January 2006, provide for incentive bonuses based on consolidated income before taxes or earnings per share. No significant bonuses were paid in the years 2000 through 2002.

     Annual rent payments due under non-cancelable operating leases at December 31, 2002 are:

                     2003              $  209,600
                     2004                 209,600
                     2005                 104,800
                                       __________
                                       $  524,000
                                       ==========
      Annual rent expense for each of the last three years is as follows:

                     2002                $600,800
                     2001                 624,400
                     2000                 579,300

     Included in rent expense above for the years ended December 31, 2002, 2001 and 2000 is $179,000, $191,000 and $192,000, respectively, paid to
Shaheen & Co., Inc., the former owner of Morris Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

     In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2002, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing has been scheduled for the early part of 2003 in connection with the remaining claims of the parties to the litigation.

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

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in the 13th Judicial Circuit Court of Hillsborough County, Florida, in connection with the DOT's widening of Interstate Highway 4, which the Company alleged will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing held on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. The case has been scheduled for mediation in May 2003, where it is anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount or type of recovery that will result therefrom.

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company alleging certain breaches of fiduciary duties and responsibilities. The Company has filed a motion to dismiss the lawsuit. The Company believes it has meritorious defenses.

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management led group. This initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. A separate payment fund, in an amount equal to 50% of the aggregate principal and interest amount due under the debt instrument, will be established by the management group to fund its payment obligations thereunder. The management group bid is subject to various conditions, including obtaining adequate financing. The management group is currently negotiating with lenders to obtain financing necessary for the transaction. There is no assurance that the group will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     In late 2001 and during 2002 the Special Committee received from Curtis Rudolph, a shareholder of the Company, an indication of his interest in acquiring the Company; however, no offer was forthcoming. In November 2002, Mr. Rudolph initiated an action in Florida state court (Broward County, Florida) seeking to obtain a review of certain "books and records" of the Company to which he claimed he was entitled as a shareholder of the

Company (See Item 3. Legal Proceedings). The Company had previously denied him access to those books and records due to his unwillingness to sign a non-disclosure agreement relating to the Company's non-public information in the standard form required of other potential bidders for the Company. In January 2003, pursuant to a settlement agreement with the Company, Mr. Rudolph agreed to execute the non-disclosure agreement.

     By letter dated January 13, 2003, Mr. Rudolph reiterated his interest in making a proposal to acquire the Company. On or about February 14, 2003, Mr. Rudolph submitted an unexecuted proposal to acquire substantially all of the assets and assume certain liabilities of the Company. The Special Committee rejected this proposal as it was unexecuted, contained certain unacceptable terms, was subject to unacceptable conditions, and was structured as an asset purchase rather than a stock purchase. In particular, the asset purchase structure presented substantial negative tax consequences to the Company and its shareholders and was deemed impractical. Under the circumstances, the Special Committee determined Mr. Rudolph's proposal to not be in the best interests of the Company's shareholders. The Board of Directors, through its Special Committee, has continued to negotiate with Mr. Rudolph, but no further offer has been forthcoming.

     Independent legal counsel and investment banking advisors were retained to advise the Special Committee in connection with the transaction. After incurring approximately $200,000 of expenses through December 31, 2002, it is estimated that the remaining costs associated with this process will be in excess of $450,000.

     As a result of the length of time for the going private transaction to be consummated, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange
(AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. In addition, the current composition of the Board of Directors and the current composition of the Audit Committee are in violation of AMEX rules. The continuing non-compliance with these AMEX rules could subject the Company to civil penalties, in addition to the possibility that the stock of the Company could be removed from listing.

NOTE 11. CAPITAL STOCK AND STOCK OPTIONS

     1,000,000 shares of preferred stock, $0.01 par value are authorized; however, no shares have been issued.

     In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan, as amended, and the 1990 Non-Employee (Outside Directors) Plan, as amended, and in 2000, the shareholders approved a ten-year extension of both plans. The aggregate number of shares currently authorized pursuant to the Key Employee Plan, as adjusted for stock splits and shareholder-approved increases in 1994 and 1997, is

                                      F-23
NOTE 11. CAPITAL STOCK AND STOCK OPTIONS (Continued)

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

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 10 years from the date of grant. Stock option activity for 2002, 2001, and 2000 is set forth below:
                                  Key Employee           Outside
                                   Incentive     Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________
Outstanding at December 31, 1999..   430,695   $15.17     75,930   $11.05
Granted...........................   268,075     3.87     20,248     4.50
Canceled..........................   (45,300)    9.02    (10,124)   15.50
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 2000..   653,470     9.69     86,054     8.98
Granted...........................    70,000     3.00     20,248     3.05
Canceled..........................   (76,000)   14.78    (10,124)   15.75
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 2001..   647,470     8.36     96,178     7.02

Granted...........................    70,000     3.00     20,248     3.67
Canceled..........................  (146,590)    8.47    (15,186)   11.23
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 2002..   570,880   $ 7.68    101,240   $ 5.72
                                   ==========          ==========

      The number of shares and average exercise price of options exercisable at December 31, 2002, 2001 and 2000 were 510,880 shares at $8.23, 568,275 shares at $8.36, and 329,000 shares at $13.17 for the 1990
Key Employee Stock Incentive Plan and 80,992 at $6.23, 75,930 at $7.02, and 65,806 at $10.36 for the Outside Directors Plan, respectively. At December 31, 2002 and 2001, 299,120 and 115,280 respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 101,260 shares and 55,697 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

       The exercise price range of options outstanding and exercisable for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

                                     F-24

NOTE 11. CAPITAL STOCK AND STOCK OPTIONS (Continued)


                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $ 3.00 - $ 9.99    394,372    5.20    $ 3.61     314,124     $ 3.72
  $10.00 - $15.99    277,748    3.44    $12.76     277,748     $12.76
                   _________                     _________
                     672,120                       591,872
                   =========                     =========


     In connection with the pro-forma information relating to the cost of stock options granted presented in Note 1, the pro forma effect takes into consideration only options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of stock options granted during 2002, 2001 and 2000 was $1.30, $1.37, and $1.78, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and included the following assumptions for the years ended December 31, 2002, 2001 and 2000:

                                    2002        2001        2000
                                 __________  __________  __________

      Life expectancy              5 years    5 years    5-10 years
      Risk-free interest rate        3%          5%          6%
      Expected volatility           55%         59%         57%
      Dividends per share            $.08        $.08        $.08




















                                     F-25



                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 15, 2003


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 15, 2003




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 15, 2003                   Date: April 15, 2003


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: April 15, 2003                   Date: April 15, 2003



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: April 15, 2003                   Date: April 15, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Frank F. Ferola, certify that:

1. I have reviewed this annual report on Form 10-K of The Stephan Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
April 15, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David A. Spiegel, certify that:

1. I have reviewed this annual report on Form 10-K of The Stephan Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
April 15, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER



                                               Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Stephan Co. (the "Company) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank F. Ferola, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
April 15, 2003



























CERTIFICATION OF CHIEF FINANCIAL OFFICER



                                               Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Stephan Co. (the "Company) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Spiegel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
April 15, 2003