Form 10-K/A
period 2002-12-31
STEPHAN CO
filed 2003-04-30
CIK 94056

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                             FORM 10-K/A


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             4,410,577 Shares of Common Stock, $.01 Par Value,
                           as of March 14, 2003





















                                     2


                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K


                                                                      Page


PART III

Item 10:  Directors and Executive Officers of the Registrant.........  23
Item 11:  Executive Compensation.....................................  25
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  27
Item 13:  Certain Relationships and Related Transactions.............  29
Item 14:  Controls and Procedures....................................  31
Item 15:  Principal Accountant Fees and Services.....................  32

PART IV

Item 16:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   33

Signatures..........................................................   35

Certifications...................................................... 36-39



























                                     3

                                PART III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain biographical information with respect to the Class I, (whose terms expired in 2001), Class II (whose terms expired in 2002), and Class III (whose terms expire 2003) directors of the Company (based solely on information furnished by such persons):

                       Year of
               Age      First
              (as of  Election as        Principal Occupation(s)
Name          Dec.31, a Company          During Past Five Years;
               2002)   Director           Other Directorships
-----------   ------- -----------   -----------------------------
Class I directors
-----------------
John DePinto   85       1981         Retired executive for more
(1)(2)                               than the past five years.

Shouky A.      73       1998         For more than the previous
Shaheen (2)                          five years, President of
                                     Shaheen and Co.  Mr. Shaheen
                                     is also the former owner of
                                     Morris Flamingo, L.P., which
                                     was acquired by the Company
                                     in March 1998.
Class II directors
------------------
Leonard        68       1997         For more than the previous
Genovese (1)(2)                      five years through June 14,
                                     1999 when he retired,
                                     Mr. Genovese was Chairman
                                     and Chief Executive Officer
                                     of Genovese Drug, Inc., an
                                     American Stock Exchange
                                     listed company. Mr.
                                     Genovese is a director of
                                     two other publicly-traded
                                     companies:  Kellwood
                                     Company and Roslyn
                                     Bancorp, as well as Eckerd
                                     Drug, a wholly-owned
                                     subsidiary of JC Penney Co.

Curtis         50       1996         For more than the previous
Carlson (1)                          five years, partner in
                                     various law firms.
                                     Currently a partner in the
                                     Miami-based law firm of
                                     Payton & Carlson, PA.

Class III directors
-------------------
Frank F.       60       1981         For more than the previous
Ferola                               five years, Chairman of the
                                     Board, President and Chief
                                     Executive Officer of the
                                     Company.

Thomas M.      73       1981         For more than the previous
D'Ambrosio                           five years, Vice President and
                                     Treasurer of the Company;
                                     practicing attorney.


(1)  Member of the Audit Committee.

(2)  Member of the Stock Option and Compensation Committee.


Executive Officers

     The four executive officers and one former executive officer of the Company consist of Mr. Frank F. Ferola, President, Chairman of the Board and Chief Executive Officer; Thomas M. D'Ambrosio, Vice President and Treasurer; David A. Spiegel, Chief Financial Officer; Peter Ferola, Vice President/Administration and Secretary; and Franc Ferola, Vice President/Operations.

     The following sets forth certain information with respect to the executive officers of the Company who are not also directors (based solely on information furnished by such persons):

     Mr. David A. Spiegel, 55, was appointed as Chief Financial Officer in January 1994. For more than the five years prior to 1994, Mr. Spiegel was the independent public accountant for the Company.

     Mr. Peter Ferola, 34, was appointed as Vice President/Administration in January 1996. For more than the previous five years, Mr. Ferola has been employed by the Company in various capacities. In February 1997, Mr. Ferola was selected as Secretary of the Company. Mr. Ferola had previously been the Company's Assistant Secretary. Mr. Ferola's employment with the Company terminated May 10, 2002.

     Mr. Franc Ferola, 37, was appointed as Vice President/Operations in January 1996. For more than the previous five years, Mr. Ferola has been employed by the Company in various capacities.

Peter Ferola and Franc Ferola are brothers and are sons of Frank F.
Ferola.

Item 11.  Executive Compensation


     The following table sets forth information for the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 as to the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for services rendered by them in all capacities to the Company and its subsidiaries during fiscal year 2002 (collectively, the "Named Executives").

                   Summary Compensation Table
                                                 Long-Term
                 Annual Compensation            Compensation
            ------------------------------      ------------
Name and                          Other    Securities
Principal   Fiscal                Annual   Underlying  All Other
Position(s) Year  Salary Bonus Compensation Options Compensation

Frank F.     2002 $747,587 $0       $0     50,000 (1)     $0
Ferola, (2)  2001 $622,242 $0       $0     50,000 (1)     $0
President,   2000 $565,675 $0       $0    107,000 (1)     $0
Chairman of
the Board
and Chief
Executive
Officer

David        2002 $166,251 $0       $0        -0-         $0
Spiegel,     2001 $166,375 $0       $0        -0-         $0
Chief        2000 $148,349 $0       $0     11,400         $0
Financial
Officer

Franc        2002 $183,013 $0       $0     10,000 (1)     $0
Ferola,      2001 $166,375 $0       $0     10,000 (1)     $0
Vice         2000 $151,250 $0       $0     47,050 (1)     $0
President/
Operations

Peter        2002 $ 79,541 $0       $0     10,000 (1)     $0
Ferola (3),  2001 $166,375 $0       $0     10,000 (1)     $0
Vice         2000 $151,250 $0       $0     47,050 (1)     $0
President/
Administration

(1)  Reflects stock options granted pursuant to employment agreements.

(2)  Total salary in 2002 includes 2001 vacation compensation.

(3)  Employment terminated May 10, 2002.

Stock Option Grants in the Last Fiscal Year

The following table sets forth certain information concerning stock options granted to those Named Executives who were granted stock options in fiscal year 2002.
                                          Potential Realizable
                                        Value At Assumed Annual
          Number of  Percentage of   Rates of Stock Appreciation
          Securities Total Options       for Option Term (2)
          Underlying Granted to     Exercise
          Options	    Employees in   Price Per Expiration
Name      Granted(#) Fiscal Year(%) Share($)  Date         5%      10%
--------  ---------- -------------- --------- --------    -----    ---
Frank F.
Ferola    50,000(1)      72%        $3.00     1/01/2012 $244,334 $255,969

Peter
Ferola    10,000(1)      14%        $3.00	     1/01/2012 $ 48,866 $ 77,812

Franc
Ferola    10,000(1)      14%        $3.00     1/01/2012 $ 48,866 $ 77,812

(1) Reflects stock options granted pursuant to employment agreements.

(2) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect any estimate or prediction by the Company of future Common Stock trading prices.

     As of December 31, 2002, an aggregate of 498,950 options had been granted to the Named Executives under the 1990 Key Employee Stock Incentive Plan and an aggregate of 810,920 options had been granted to all employees under the Plan, including current officers who are not Named Executive Officers. Included in the above totals are options that have been granted and subsequently cancelled and/or expired. Non-employee directors of the Company are not granted options under the 1990 Key Employee Stock Incentive Plan, but are granted options under the 1990 Outside Directors' Stock Option Plan.

Year-End Option Values

     The following table sets forth certain information, as of December 31, 2002, in respect of the year-end numbers and values of unexercised stock options held by the Named Executives. None of the Named Executives exercised any stock options in fiscal year 2002. Based on the closing price ($3.44) of the Common Stock as of December 31, 2002, there were 120,000 "in-the-money" unexercised stock options.

                     Number of
               Unexercised Options
            Held at December 31, 2002

Name       Exercisable 	Unexercisable

Frank F.
Ferola       387,000         0

David A.
Spiegel       11,400         0

Franc
Ferola       132,050         0


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of April 15, 2003, certain information as to the stockholders (other than directors and executive officers of the Company) known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings by said holders with the Securities and Exchange Commission (the "Commission") on Schedule 13G, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")):
                                 Number of Shares
Name and Address                   Beneficially          Percent
of Beneficial Owner                  Owned (1)          of Class
-------------------              ----------------       ---------
FMR Corp.(2)                          453,500             10.28%
82 Devonshire St.
Boston, MA  02109-7614

Dimensional Fund Advisors, Inc. (3)   228,400              5.18%
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401


(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is a beneficial owner of the shares reflected above as a result of its acting as a registered investment adviser to various registered investment companies. One such company, Fidelity Low-Priced Stock Fund, owns the shares of Common Stock reflected above. FMR Corp., through its control of Fidelity, has voting power with respect to none of the above-indicated shares, but has the sole power to dispose of all the above-indicated shares.

Security Ownership by Management and Directors

     The following table sets forth, as of April 15, 2003, certain information concerning the beneficial ownership of Common Stock by each of the four nominees for election as a director of the Company (all of whom are currently directors of the Company), each other director, the Named Executives, as defined below, and all current directors and executive officers of the Company as a group (based solely upon information furnished by such persons):




                                       Number of Shares
Name of                                  Beneficially    Percent
Beneficial Owner                         Owned (1)(2)   of Class
--------------------                   ---------------- --------

Curtis Carlson. . . . . . . . . . . . . . .  25,310         (4)
Thomas M. D'Ambrosio. . . . . . . . . . . . 240,964       5.43%
John DePinto. . . . . . . . . . . . . . . . 133,514       3.01%
Frank F. Ferola . . . . . . . . . . . . . . 969,935 (3)  20.01%
Franc Ferola . . . . . . . . . . . . . . . .142,050       3.12%
Leonard Genovese. . . . . . . . . . . . . . .26,310         (4)
Shouky Shaheen . . . . . . . . . . . . . . .327,306       7.39%
David Spiegel . . . . . . . . . . . . . . . .11,400         (4)

All executive officers and directors
  as a group (eight persons) . .. . . .  .1,876,789      36.65%
                                        -----------      -------

     (1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

     (2) Includes the following shares that may be acquired upon the exercise of options held by the specified person within 60 days of the date of this report:
          Mr. Thomas D'Ambrosio-24,250; Mr. John DePinto-25,310; Mr. Frank Ferola-437,000; Mr. Curtis Carlson-25,310;
          Mr. Leonard Genovese-25,310; Mr. Shouky Shaheen-20,248; Mr. David Spiegel-11,400; Mr. Franc Ferola-142,050; and all executive officers and directors as a group-710,878.

     (3) Includes 14,305 shares owned by Mr. Frank Ferola's personal charitable foundation, of which Mr. Ferola is a co-trustee.

     (4)  Represents less than 1%.

Item 13.  Certain Relationships and Related Transactions

     In fiscal year 2002, the Company paid to Payton & Carlson, P.A., a law firm of which Curtis Carlson is a partner, approximately $136,265 for legal services rendered by such firm to the Company. The Company also paid an annual salary of $54,000 to Thomas D'Ambrosio, a director and executive officer of the Company. for legal services rendered throughout the year.

Board of Directors; Committees of the Board

     The Board of Directors met three times during fiscal year 2002. During fiscal year 2002, no director attended fewer than 75% of the total number of meetings of the Board and of the committee(s) of the Board on which he served. The Company does not have a nominating committee. The Board has established two standing committees, consisting of (1) an Audit Committee and (2) a Stock Option and Compensation Committee. The current functions of each such Committee are as follows:

     The Audit Committee, which held numerous informal meetings during 2002, reviews the internal and external audit functions of the Company and makes recommendations to the Board of Directors with respect thereto. It also has primary responsibility for the formulation and development of the auditing policies and procedures of the Company, and for making recommendations to the Board of Directors with respect to the selection of the Company's independent auditing firm. The Audit Committee is governed by the Company's Audit Committee Charter. The Board of Directors of the Company has determined that the current composition of the Audit Committee satisfies the American Stock Exchange's requirements regarding the independence, financial literacy and experience of audit committee members. The Chairman of this Committee is Curtis Carlson. The other members of this Committee are Leonard Genovese and John DePinto.

     The Stock Option and Compensation Committee (the "Compensation Committee"), which held numerous informal meetings during 2002, has primary responsibility for the administration of the Company's 1990 Key Employee Stock Incentive Plan, including principal responsibility for the granting of options thereunder. The Compensation Committee is also responsible for establishing the overall philosophy of the Company's executive compensation program and overseeing the executive compensation plan developed to execute the Company's compensation strategy. The Chairman of the Compensation Committee is Shouky Shaheen. The other members of the Committee are Leonard Genovese and John DePinto

     Compensation of Directors

     All directors of the Company are compensated for their services by payment of $300 for each Board meeting attended.

     During fiscal year 2002, options to purchase an aggregate of 20,248 shares of Common Stock, at an exercise price of $3.67 per share, were granted by the Company to the four directors of the Company who were not employees or regularly retained consultants of the Company (each, an "Outside Director") pursuant to the Company's 1990 Outside Directors' Stock Option Plan.

     Under such Plan, each Outside Director is automatically granted, upon such person's election or re-election to serve as a director of the Company, an option exercisable over five years, to purchase shares of Common Stock. Upon initial election to the Board of Directors, an Outside Director is granted an option to purchase 5,062 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. An option to purchase an additional 5,062 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of such grant) is granted to each incumbent Outside Director during each fiscal year of the Company thereafter on the earlier of (i) June 30 or (ii) the date on which the stockholders of the Company elect directors at an annual meeting of such stockholders or any adjournment thereof. The aggregate number of shares of Common Stock reserved for grant under the Outside Directors' Stock Option Plan is 202,500, of which options covering 101,240 shares have been granted.


Employment and Termination Arrangements

Frank F. Ferola

     In January 1997, the Company entered into an employment agreement with Mr. Frank F. Ferola. The term of the agreement was for three years, expiring in January 2000. In 1999, pursuant to the terms of his employment agreement, Mr. Ferola renewed his employment agreement for an additional three-year term until 2003. In March 2002, pursuant to the terms of his employment agreement, Mr. Ferola renewed his agreement with the Company for an additional three-year term until 2006. Under such agreement, Mr. Ferola is to receive compensation in the amount of $425,000 per annum, with annual increases of 10%, and an annual stock option grant of 50,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, Mr. Ferola is entitled to receive an annual performance bonus based on increases of at least 10% in the Company's earnings per share, calculated by comparison to a base year of 1996 and pursuant to a formula set forth in his employment agreement.

     In the event of a change in control (as defined in the employment agreement) of the Company, Mr. Ferola is entitled to receive an amount equal to his base salary for the remaining term of his employment agreement plus an additional 24 months' salary. In addition, upon such an event, Mr. Ferola is to receive from the Company, in a lump-sum payment, an amount equal to the most recent annual bonus paid multiplied by the sum of the number of years (including any fraction thereof) remaining in the term of his agreement plus two.
                                     30


Franc Ferola

     In July 1998, the Company entered into an amended employment agreement with Franc Ferola. Such amended employment agreement extended the term of his agreement to January 2001. In September 2000, pursuant to the terms of his employment agreement, Franc Ferola renewed his agreement with the Company for an additional three-year term. Mr. Ferola is entitled to receive a base salary of $125,000 per annum, with annual increases of 10% and an annual stock option grant of 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, for the remaining term of the agreement, Franc Ferola is entitled to receive an annual performance bonus based on increases of at least 10% in the Company's earnings per share, as determined by a formula set forth in his employment agreement calculated by comparison to a base year of 2000.

     In the event of a change in control, including a sale, merger or acquisition (as defined in the employment agreement) of the Company, Franc Ferola is entitled to receive an amount equal to his base salary for the remaining term of his employment agreement plus an additional 12 months' salary. In addition, upon such an event, Franc Ferola is entitled to receive from the Company, in a lump-sum payment, an amount equal to the most recent annual bonus paid multiplied by the sum of the number of years (including any fraction thereof) remaining in the term of his agreement plus one.

Other Transaction

     In 2000, the Company entered into a separation agreement with a former executive officer providing for the lump-sum payment of approximately $380,000 who resigned for health reasons.


Item 14.  Controls and Procedures

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






                                     31


Item 15.  Principal Accountant Fees and Services

     Deloitte & Touche LLP, are the principal independent accountants of the Company. In 2002, the Audit Committee of the Company recommended for approval, and the board of directors of the Company approved, a policy that thereafter the Company's auditors would be retained solely to provide audit and audit-related services and advice with respect to tax matters, and that the auditors would not be retained to provide consulting services.
Audit Fees

     Deloitte & Touche billed the Company and its subsidiaries $154,650 and $150,300 for 2002 and 2001, respectively, for the audit services, including the audit of the annual consolidated financial statements of the Company for the fiscal years ended December 31, 2002 and 2001 and reviews of the interim financial statements of the Company included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2002 and 2001.

     There were no other fees billed by Deloitte & Touche to the Company in connection with audit-related, tax or other services.





























                                     32


                                 PART IV


Item 16.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


(a)  Exhibits


          10.1 Employment Agreement dated January 1, 1996 and renewals dated January 1, 1998 and January 1, 2001, between The Stephan Co. and Franc Ferola.

          10.2 Employment Agreement dated January 1, 1997, and renewals dated December 1, 1999 and March 14, 2002, between The Stephan Co. and Frank F. Ferola.

          10.3 Separation agreement dated November 17, 2000 between The Stephan Co. and Lucille Murphy.

          99.1     Chief Executive Officer Certification pursuant to
Section 906 of the Sarbanes Oxley Act of 2002.

          99.2     Chief Financial Officer Certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.


























                                     33


                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 30, 2003


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 30, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 30, 2003                   Date: April 30, 2003


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: April 30, 2003                   Date: April 30, 2003



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: April 30, 2003                   Date: April 30, 2003



                                   35





























                                  37
























                                  39

CERTIFICATION OF CHIEF EXECUTIVE OFFICER



                                               Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Stephan Co. (the "Company) on Form 10-K/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank F. Ferola, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
April 30, 2003

























CERTIFICATION OF CHIEF FINANCIAL OFFICER



                                               Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Stephan Co. (the "Company) on Form 10-K/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Spiegel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
April 30, 2003
























CERTIFICATION OF CHIEF EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank F. Ferola, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Stephan Co.;

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


/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
April 30, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Spiegel, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Stephan Co.;

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

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
April 30, 2003