Form 10-K/A
period 2002-12-31
STEPHAN CO
filed 2003-05-15
CIK 94056

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

     Mr. Peter Ferola, 34, was appointed as Vice President/Administration in January 1996. For more than the previous five years, Mr. Ferola has been employed by the Company in various capacities. In February 1997, Mr. Ferola was selected as Secretary of the Company. Mr. Ferola had previously been the Company's Assistant Secretary. Mr. Ferola resigned from the Company, effective May 10, 2002.

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