Form 10-Q
period 2003-03-31
STEPHAN CO
filed 2003-05-15
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



              For the Quarterly Period Ended: March 31, 2003


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






         Approximate number of shares of Common Stock outstanding
                            as of May 12, 2003:


                                 4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2003


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2003 and December 31, 2002            4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2003 and 2002                                6

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2003 and 2002                               7-8

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                  9-17

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     18-20

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                21

           ITEM 4.    Controls and Procedures                     21


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             22

           ITEM 6.  Exhibits and Reports on Form 8-K              22


SIGNATURES                                                        23

CERTIFICATIONS                                                  24-27

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2003



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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                               March 31,     December 31,
                                                 2003            2002
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $11,428,304    $ 10,785,995

 Accounts receivable, net                       2,301,045       1,451,299

 Inventories                                    8,026,280       7,623,764

 Income taxes receivable                           45,962          65,378

 Prepaid expenses and
  other current assets                            195,359         357,829
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        21,996,950      20,284,265

CERTIFICATES OF DEPOSIT                         6,475,000       6,752,500

PROPERTY, PLANT AND EQUIPMENT, net              1,924,790       2,004,465

GOODWILL, net                                   5,857,980       5,857,980

TRADEMARKS, net                                 8,664,809       8,664,809

DEFERRED ACQUISITION COSTS, net                   368,007         391,365

OTHER ASSETS, net                               2,973,711       3,699,657
                                             ____________    ____________

   TOTAL ASSETS                              $ 48,261,247    $ 47,655,041
                                             ============    ============



    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,      December 31,
                                                2003             2002
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,454,274      $  2,018,236

 Current portion of
  long-term debt                              2,243,081         1,496,147
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,697,355         3,514,383

DEFERRED INCOME TAXES, net                      902,180           655,773

LONG-TERM DEBT                                5,180,000         6,395,443
                                           ____________      ____________

   TOTAL LIABILITIES                         10,779,535        10,565,599
                                           ____________      ____________


COMMITMENTS AND CONTINGENCIES (NOTE 3)


STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          20,372,089        19,979,819
                                           ____________      ____________
                                             38,833,275        38,441,005
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 37,481,712        37,089,442
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 48,261,247      $ 47,655,041
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                            ______________________________
                                                                  2002
                                                              (As Restated,
                                                 2003          See Note 1)
                                            _____________     ____________
NET SALES                                     $ 6,949,058      $ 6,319,916

COST OF GOODS SOLD                              3,924,193        3,541,173
                                              ___________      ___________
GROSS PROFIT                                    3,024,865        2,778,743

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       2,220,351        2,237,792
                                              ___________     ____________
OPERATING INCOME                                  804,514          540,951

OTHER INCOME(EXPENSE)
  Interest income                                  65,218           92,166
  Interest expense                               (102,050)        (135,622)
  Royalty income                                   12,500           26,250
                                              ___________      ___________
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        780,182          523,745

INCOME TAX EXPENSE                                299,701          196,928
                                              ___________      ___________
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                  480,481          326,817

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  TAX BENEFIT OF $1,662,911                          -          (6,761,576)
                                              ___________      ___________
NET INCOME/(LOSS)                             $   480,481      $(6,434,759)
                                              ===========      ===========
BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              $      .11       $      .08

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                            -              (1.58)
                                              ___________      ___________
BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE:  $      .11       $    (1.50)
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,301,140        4,285,577
                                              ===========      ===========

    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended March 31,
                                           _______________________________

                                                                 2002
                                                 2003       (As Restated,
                                                             See Note 1)
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income/(loss)                           $   480,481     $(6,434,759)
                                             ___________     ___________

 Adjustments to reconcile net income/(loss) to cash flows provided by operating activities:

   Depreciation                                   82,010          83,118
   Amortization of intangible assets              23,358          23,365
   Deferred income tax provision/(benefit)       246,407      (1,500,235)
   Provision for doubtful accounts                14,602           2,164
   Impairment loss on goodwill                      -          8,424,487

   Changes in operating assets and
   liabilities:

     Certificates of deposit                     277,500            -
     Accounts receivable                        (864,348)        122,188
     Inventories                                (402,516)        431,192
     Income taxes receivable                      19,416          48,672
     Prepaid expenses
      and other current assets                   162,470         (21,611)
     Other assets                                725,946          95,916
     Accounts payable and accrued expenses       436,038        (198,903)
                                             ___________     ___________

     Total adjustments                           720,883       7,510,353
                                             ___________     ___________
Net cash flows provided by
 operating activities                          1,201,364       1,075,594
                                             ___________     ___________





     See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31,
                                            ______________________________

                                                                  2002
                                                 2003        (As Restated,
                                                              See Note 1)
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                   (2,335)         (12,229)
                                             ___________      ___________

Net cash flows used in
 investing activities                             (2,335)         (12,229)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (468,508)        (518,312)

 Dividends paid                                  (88,212)         (88,212)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (556,720)        (606,524)
                                             ___________      ___________

INCREASE IN CASH AND CASH EQUIVALENTS            642,309          456,841

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          10,785,995        8,409,142
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $11,428,304      $ 8,865,983
                                             ===========      ===========


Supplemental Disclosures of Cash Flow Information:


          Interest paid                      $   145,803      $   150,134
                                             ===========      ===========

          Income taxes paid                  $    21,379      $    72,987
                                             ===========      ===========


    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the Stephan Company's (the "Company") financial position and results of operations are reflected in these unaudited interim financial statements.

     Information presented for the quarter ended March 31, 2002 has been restated to reflect the adoption of a change in accounting principle, in accordance with SFAS No. 142 (See NEW FINANCIAL ACCOUNTING STANDARDS else-where in Note 1).

     The results of operations for the three-month period ended March 31, 2003 is not necessarily indicative of the results to be achieved for the year ending December 31, 2003. The December 31, 2002 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2002 appearing in the Company's Form 10-K previously filed with the Securities and Exchange Commission.

     Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2003 AND 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of March 31, 2003 and December 31, 2002 were approximately $10,542,000 and $10,121,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                        March 31,          December 31,
                                          2003                 2002
                                      ____________         ____________
Raw materials                         $  2,192,666         $  2,162,273
Packaging and components                 3,182,643            3,100,917
Work in progress                           304,006              328,976
Finished goods                           5,169,226            5,579,290
                                      ____________         ____________
                                        10,848,541           11,171,456
Less: Amount included in
      other assets                      (2,822,261)          (3,547,692)
                                      ____________         ____________

                                      $  8,026,280         $  7,623,764
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,301,140 for the three months ended March 31, 2003 and 4,285,577 for the three months ended March 31, 2002. For the three months ended March 31, 2003 and 2002, the Company had 732,120 and 813,648 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three months ended March 31, 2003 and 2002.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION: The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No's. 148 and 123, the Company continues to apply the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's existing plans. No stock-based compensation cost is reflected in net income as all options granted under the plans had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:


                                                 Three Months Ended
                                                      March 31,
                                                 __________________


                                                  2003       2002
                                                ________   ________

  Net income/(loss), as reported                 $  480   $ (6,435)

  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                25         48
                                                ________  ________

  Pro forma net income/(loss)                    $  455   $ (6,483)
                                                ========  ========
  Net income/(loss) per share:

        As reported                              $  .11   $ (1.50)

        Pro forma                                $  .11   $ (1.51)

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         NEW FINANCIAL ACCOUNTING STANDARDS:   In June 2001, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards made changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter. The initial step requires that the Company determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. As a result of the impairment review mandated by SFAS No. 142, the Company determined that the carrying value of certain goodwill and other intangible assets with indefinite lives was impaired, decreasing the carrying value of goodwill and other such intangible assets by approximately $8,424,000 ($6,762,000, net of taxes), effective in the quarter ended March 31, 2002. The above impairment charge impacted several different subsidiaries and divisions. Based upon information available to the Company, in general, goodwill and trademark valuations were performed using present value techniques involving estimates of future cash flows.

     Amortization expense for deferred acquisition costs, recorded as of March 31, 2003 is anticipated to be as follows: 2003: $93,000; 2004:
$84,000; 2005: $82,000; 2006: $66,000; 2007: $66,000.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle by reportable segment:

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2003 AND 2002


NOTE 2: SEGMENT INFORMATION (continued)

                                                INCOME BEFORE INCOME
                                                TAXES AND CUMULATIVE
                                                EFFECT OF CHANGE IN
                                 NET SALES      ACCOUNTING PRINCIPLE
                              _______________   ____________________
                               Three Months         Three Months
                              Ended March 31,      Ended March 31,
                               2003    2002        2003    2002
                                    (Restated)          (Restated)
                              _______________    _________________
Professional                  $ 4,565 $ 4,454     $ 369    $ 233
Retail                          2,251   1,702       580      399
Manufacturing                   1,781   1,740       (41)      28
                              _______ _______     _______ _______
   Total                        8,597   7,896       908      660

Intercompany
  Manufacturing                (1,648) (1,576)     (128)    (136)
                              _______ _______     _______ _______
   Consolidated               $ 6,949 $ 6,320     $ 780   $  524
                              ======= =======     ======= =======


NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at March 31, 2003, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing has been scheduled for June 16, 2003 in connection with the remaining claims of the parties to the litigation.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and has counter-sued the customer. The counterclaim seeks unspecified compensatory damages, interest, attorneys fees, costs and other relief on the breach of contract and anticipatory breach claims and, in excess of $400,000 on an account stated claim. On April 16, 2003, the District Court of Appeals for the 4th District of Florida reversed a ruling by the lower trial court granting the customer a temporary injunction. The customer has moved for a rehearing of the issue. At this time, the Company is unable to predict the outcome of this matter.

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in the 13th Judicial Circuit Court of Hillsborough County, Florida, in connection with the DOT's widening of Interstate Highway 4, which the Company alleged will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing held on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. Court ordered mediation held in May 2003 has not been completed and it is still anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount or type of recovery that will result therefrom.

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company alleging certain breaches of fiduciary duties and responsibilities. The Company has filed a motion to dismiss the lawsuit and believes it has meritorious defenses.

     Other than the above, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2002.

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management led group. This initial bid

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. To fund its payment obligations thereunder, the management group, utilizing its best efforts, intends to establish a separate payment fund in an amount equal to 50% of the aggregate principal and interest amount due under the debt instrument. The management group bid is subject to various conditions, including obtaining adequate financing. The management group is currently negotiating with lenders to obtain financing necessary for the transaction. There is no assurance that the group will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

     In late 2001 and during 2002 the Special Committee received from Curtis Rudolph, a shareholder of the Company, an indication of his interest in acquiring the Company; however, no offer was forthcoming. In November 2002, Mr. Rudolph initiated an action in Florida state court (Broward County, Florida) seeking to obtain a review of certain "books and records" of the Company to which he claimed he was entitled as a shareholder of the Company. The Company had previously denied him access to those books and records due to his unwillingness to sign a non-disclosure agreement relating to the Company's non-public information in the standard form required of other potential bidders for the Company. In January 2003, pursuant to a settlement agreement with the Company, Mr. Rudolph agreed to execute the non-disclosure agreement.

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

On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Agreement") pursuant to which Stephan (the "Company") will be acquired by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen together with their affiliates (the "Acquisition Group"). The Company entered into the Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of non-management and disinterested directors of the Company's Board of Directors. The Special Committee has received an opinion from SunTrust Robinson Humphrey that the "Merger Consideration" is fair from a financial point of view to the stockholders other than the Acquisition Group.

     By the terms of the merger agreement with the Acquisition Group, the Special Committee is expressly authorized to engage, until May 30, 2003, in discussions and negotiations, and to share information, with third parties who may be interested in acquiring the Company in order to seek a potentially superior acquisition proposal. If a superior proposal is not received during this 30-day period, and the Special Committee concludes thereafter that its failure to provide information to, or engage in discussions with, third parties who are interested in acquiring the Company, would be inconsistent with its fiduciary duties to Stephan's stockholders, then the Special Committee may thereafter continue to provide information to, and engage in discussions and negotiations with, such interested parties. Under specified circumstances, Stephan has the right to terminate the Agreement and to enter into an agreement with a party proposing a competing transaction which is deemed superior to the transaction proposed by the Acquisition Group.

     Completion of the merger is subject to customary closing conditions, including stockholder approval, and the Agreement does include a financing contingency. Stephan stockholder approval will be solicited by means of a joint proxy/registration statement, which will be mailed by Stephan to stockholders upon completion of the required Securities and Exchange Commission filing and review process.

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. After incurring approximately $225,000 of expenses through March 31, 2003, it is estimated that the remaining costs associated with this process will be in excess of $450,000.

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

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 2003, net sales were $6,949,000, compared to $6,320,000 for the three months ended March 31, 2002, an increase of $629,000. Gross profit for the three months ended March 31, 2003 was $3,025,000, compared to gross profit of $2,779,000 achieved for the corresponding three-month period in 2002. Operating income of $805,000 for the three months ended March 31, 2003 was $264,000 higher than the $541,000 achieved in the three months ended March 31, 2002. Income before the cumulative effect of a change in accounting principle for the three months ended March 31, 2003 was $480,000, compared to $327,000 achieved in the comparable period for 2002. As a result of the application of SFAS No. 142, net income for the three months ended March 31, 2003 was $480,000 compared to a net loss of $6,435,000 for the three months ended March 31, 2002. Basic and diluted earnings per share before the cumulative effect of a change in accounting principle were $.11 for the three months ended March 31, 2003, compared to $.08 for the three months ended March 31, 2002 but after taking into consideration the impact of the application of SFAS No. 142, the per share amount for the first quarter of 2002 was a net loss of $1.50.

     The Company experienced an overall 10% increase in consolidated net sales in the three-month period ended March 31, 2003 compared with the same period in 2002. The Professional segment achieved a modest 2.5% increase in net sales primarily due to increases in net sales of Image products and hard goods, offset by a decline in net sales of Sorbie and New Era.

     As indicated in previous filings, the Company experienced a broad-based increase in net retail sales for the first quarter of 2003 due to a higher demand for Quinsana Medicated Talc, a branded retail item, as a result of the war in the Middle East. As a result, net sales of this brand in the first quarter of 2003 were in excess of total net sales for the entire prior year, however, there can be no assurances that this trend will continue, or that continuing market pricing pressures will not arise with

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2003 AND 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

respect to these sales. As a result of the increase in net sales, coupled with increases in other retail brands, the Retail segment experienced a $549,000, or 32% increase over net sales for the three-months ended March 31, 2002. Net sales from private label manufacturing and other sales showed a slight increase from the corresponding three-month period in 2002.

     Gross profit for the three months ended March 31, 2003 increased approximately 9% over the corresponding period in 2002; however, the gross profit margin for the three months ended March 31, 2003 declined slightly, from 43.97% for the three months ended March 31, 2002 to 43.53% for the three months ended March 31, 2003.

     Selling, general and administrative expenses for the three months ended March 31, 2003 decreased slightly, by $18,000, from a restated $2,238,000 to $2,220,000, when compared to the corresponding three-month period of 2002. The prior year's quarter ended March 31, 2002 was restated to give effect to a reduction in amortization expense as a result of the implementation of SFAS No. 142, effective as of January 1, 2002.

     Interest expense for the three months ended March 31, 2003 decreased approximately $34,000 when compared to the corresponding three-month period of 2002 as a direct result of lower interest rates and a decreased level of outstanding indebtedness. It is anticipated that interest expense will continue to decline. Interest income for the three months ended March 31, 2003 decreased approximately $27,000 when compared to the corresponding three-month period of 2002, also as a result of lower interest rates. Although the Company had more cash invested in 2003, it received lower interest rates on its investments as overall interest rates continue to decline.

     Other income is comprised of royalty fees received from the licensing of Frances Denney products.

     The provision for income taxes increased approximately $103,000, to $300,000 for the three months ended March 31, 2003, from the $197,000 incurred in the corresponding period in 2002, as a result of higher income before the cumulative effect of a change in accounting principle. The income tax rate was relatively consistent, with an effective rate of 38.4% for the three months ended March 31, 2003 compared to 37.6% for the three months ended March 31, 2002. As a result of the implementation of SFAS No. 142, the Company recorded a tax benefit of $1,662,911 for the quarter ended March 31, 2002.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2003 AND 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $642,000 to $11,428,000 as of March 31, 2003 from $10,786,000 as of December 31, 2002. Total cash of $17,903,000 includes $6,475,000 of cash invested in certificates of deposit pledged as collateral for a bank loan. Accounts receivable increased $850,000 and inventories increased by approximately $403,000 from the amounts at December 31, 2002 as the result of an increase in sales, and in particular, as a result of the increase in net sales of the Quinsana Medicated Talc as indicated above.

     Total current assets at March 31, 2003 were $21,997,000 compared to $20,284,000 at December 31, 2002. Working capital increased $530,000 when compared to December 31, 2002, in spite of an increase in the current portion of long term debt of approximately $747,000 as a result of the final payment due to the Colgate-Palmolive Company in January 2004.

     The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

     The Company does not have any off-balance sheet financing or similar arrangements.

NEW FINANCIAL ACCOUNTING STANDARDS

     See Note 1 to the Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2003 AND 2002


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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Based upon an evaluation of the Company's disclosure controls and procedures, which was completed as of March 31, 2003 (the "Evaluation Date"), the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures in place were effective as of the Evaluation Date.

     (b) CHANGES IN INTERNAL CONTROLS: To the best of the Company's knowledge and belief, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2003 AND 2002


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings.

     Other than the above, there has been no material change in the status of any other pending litigation since our last periodic report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b) Reports on Form 8-K during the quarter ended March 31, 2003

         None.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 15, 2003




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
May 15, 2003

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


/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
May 15, 2003

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

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
May 15, 2003