Form 10-Q
period 2003-06-30
STEPHAN CO
filed 2003-08-13
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended: June 30, 2003


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

Indicate by check mark whether the Registrant is an accelerated files (as defined in Rule 12b-2 of the Exchange Act).
YES       NO X



         Approximate number of shares of Common Stock outstanding
                         as of August 11, 2003:


                               4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 2003


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2003 and December 31, 2002             4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the six months ended
           June 30, 2003 and 2002                                 6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           June 30, 2003 and 2002                                 7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the six months ended
           June 30, 2003 and 2002                                8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-19

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     19-22

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                22

           ITEM 4.    Controls and Procedures                     23


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             24

           ITEM 6.  Exhibits and Reports on Form 8-K              24


SIGNATURES                                                        25

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2003



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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; relative success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, applicable law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

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

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                               June 30,      December 31,
                                                 2003            2002
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $12,001,105    $ 10,785,995

 Accounts receivable, net                       1,684,431       1,451,299

 Inventories                                    8,342,555       7,623,764

 Income taxes receivable                           60,694          65,378

 Prepaid expenses and
  other current assets                            207,848         357,829
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        22,296,633      20,284,265

CERTIFICATE OF DEPOSIT                          6,197,500       6,752,500

PROPERTY, PLANT AND EQUIPMENT, net              1,848,327       2,004,465

GOODWILL, net                                   5,857,980       5,857,980

TRADEMARKS, net                                 8,664,809       8,664,809

DEFERRED ACQUISITION COSTS, net                   344,637         391,365

OTHER ASSETS, net                               3,005,410       3,699,657
                                             ____________    ____________

   TOTAL ASSETS                              $ 48,215,296    $ 47,655,041
                                             ============    ============



    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             June 30,        December 31,
                                               2003              2002
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,531,255      $  2,018,236

 Current portion of
  long-term debt                              2,313,182         1,496,147
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,844,437         3,514,383

DEFERRED INCOME TAXES, net                      941,283           655,773

LONG-TERM DEBT                                4,902,500         6,395,443
                                           ____________      ____________

   TOTAL LIABILITIES                         10,688,220        10,565,599
                                           ____________      ____________


COMMITMENTS AND CONTINGENCIES (NOTE 3)


STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          20,417,453        19,979,819
                                           ____________      ____________
                                             38,878,639        38,441,005
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 37,527,076        37,089,442
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 48,215,296      $ 47,655,041
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six Months Ended June 30,
                                            ______________________________
                                                 2003             2002
                                                              (As Restated,
                                                               See Note 1)
                                            _____________     ____________
NET SALES                                     $13,350,355      $13,159,204

COST OF GOODS SOLD                              7,331,263        7,398,088
                                              ___________      ___________
GROSS PROFIT                                    6,019,092        5,761,116

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       4,965,568        4,613,581
                                              ___________     ____________
OPERATING INCOME                                1,053,524        1,147,535

OTHER INCOME(EXPENSE)
  Interest income                                 127,330          186,591
  Interest expense                               (213,927)        (269,388)
  Royalty income                                   25,000           71,250
                                              ___________      ___________
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        991,927        1,135,988

INCOME TAX EXPENSE                                377,870          404,176
                                              ___________      ___________
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                  614,057          731,812

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  TAX BENEFIT OF $1,662,911                          -          (6,761,576)
                                              ___________      ___________
NET INCOME/(LOSS)                             $   614,057      $(6,029,764)
                                              ===========      ===========
BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              $      .14       $      .17

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                            -              (1.58)
                                              ___________      ___________
BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE:  $      .14       $    (1.41)
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,302,076        4,285,577
                                              ===========      ===========

    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended June 30,
                                            _____________________________

                                                 2003            2002
                                                             (As Restated,
                                                              See Note 1)
                                            ____________     ____________

NET SALES                                    $ 6,401,297      $ 6,839,288

COST OF GOODS SOLD                             3,407,071        3,856,915
                                             ___________      ___________

GROSS PROFIT                                   2,994,226        2,982,373

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,745,217        2,375,789
                                             ___________     ____________

OPERATING INCOME                                 249,009          606,584

OTHER INCOME(EXPENSE)
  Interest income                                 62,112           94,425
  Interest expense                              (111,877)        (133,766)
  Royalty income                                  12,500           45,000
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       211,744          612,243

INCOME TAX EXPENSE                                78,168          207,248
                                             ___________      ___________


NET INCOME                                   $   133,576      $   404,995
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $      .03       $      .09
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,303,254        4,285,577
                                             ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ___________________________

                                                 2003            2002
                                                             (As Restated,
                                                              See Note 1)
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income/(loss)                           $   614,057     $(6,029,764)
                                             ___________     ____________


 Adjustments to reconcile net income/(loss) to cash flows provided by operating activities:

   Depreciation                                  163,920         166,235
   Amortization of intangible assets              46,728          47,931
   Deferred income tax provision/(benefit)       285,510      (1,370,898)
   Provision for/(recovery of)
    doubtful accounts                             33,389            (865)
   Impairment loss on goodwill                      -          8,424,487

   Changes in operating assets and
   liabilities:

     Certificate of deposit                      555,000         277,500
     Accounts receivable                        (266,521)       (258,401)
     Inventories                                (718,791)        280,783
     Income taxes receivable                       4,684          88,189
     Prepaid expenses
      and other current assets                   149,981          30,351
     Other assets                                694,247         537,803
     Accounts payable and accrued expenses       513,019        (166,803)
                                             ___________     ___________

     Total adjustments                         1,461,166       8,056,312
                                             ___________     ___________
Net cash flows provided
 by operating activities                       2,075,223       2,026,548
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Six Months Ended June 30,
                                             ____________________________

                                                 2003             2002
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                   (7,782)         (19,815)
                                             ___________      ___________

Net cash flows used in
 investing activities                             (7,782)         (19,815)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (675,908)        (584,613)

 Dividends paid                                 (176,423)        (176,423)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (852,331)        (761,036)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                              1,215,110        1,245,697

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          10,785,995        8,409,142
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $12,001,105      $ 9,654,839
                                             ===========      ===========


Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $   187,475      $   221,518
                                             ===========      ===========

          Income taxes paid                  $    55,004      $   137,574
                                             ===========      ===========



    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations of The Stephan Co. and Subsidiaries (the "Company") are reflected in these unaudited interim financial statements.

     Information presented for the quarter and six-month periods ended June 30, 2002 have been restated to reflect the adoption of a change in accounting principle, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 (See NEW FINANCIAL ACCOUNTING STANDARDS else-where in Note 1).

     The results of operations for the six-month period ended June 30, 2003 is not necessarily indicative of the results to be achieved for the year ending December 31, 2003. The December 31, 2002 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

     Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation.

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products principally throughout the United States. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company manages its business into three segments: (1) professional hair care products and distribution; (2) retail personal care products; and (3) manufacturing.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest bearing accounts as of June 30, 2003 and December 31, 2002 were approximately $11,196,000 and $10,121,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                         June 30,          December 31,
                                          2003                 2002
                                      ____________         ____________
Raw materials                         $  2,216,660         $  2,162,273
Packaging and components                 3,129,086            3,100,917
Work in progress                           343,134              328,976
Finished goods                           5,505,510            5,579,290
                                      ____________         ____________
                                        11,194,390           11,171,456
Less: Amount included in
      other assets, net                 (2,851,835)          (3,547,692)
                                      ____________         ____________

                                      $  8,342,555         $  7,623,764
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the six-month period ended June 30, 2003 and 2002, were 4,302,076 and 4,285,577, respectively. The weighted average number of shares outstanding for the three-month period ended June 30, 2003
and 2002, were 4,303,254 and 4,285,577, respectively.   For the six months
ended June 30, 2003 and 2002, the Company had 669,682 and 693,648 outstanding stock options, respectively, a significant portion of which

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share amount for the six and three months ended June 30, 2003 and 2002.

         STOCK-BASED COMPENSATION: The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and 123, the Company continues to apply the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's existing plans. No stock-based compensation cost is reflected in net income/(loss) as all options granted under the plans had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations (in thousands, except per share amounts):

                                     Six Months       Three Months
                                   Ended June 30,    Ended June 30,
                                  _________________  _______________

                                    2003      2002        2003    2002
                                  _______   _______     _______ _______

  Net income/(loss), as reported  $  614    $(6,030)    $  134  $  405

  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects         83        156         41      78
                                  ________  ________    _______ _______
  Pro forma net income/(loss)     $  531    $(6,186)    $   93  $  327
                                  ========  ========    ======= =======
  Net income/(loss) per share:

        As reported               $  .14    $ (1.41)    $  .03   $  .09
        Pro forma                 $  .12    $ (1.44)    $  .02   $  .08

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002


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

     Amortization expense for deferred acquisition costs recorded as of December 31, 2002 is anticipated to be as follows: 2003: $93,000; 2004:
$84,000; 2005: $82,000; 2006: $66,000; 2007: $66,000.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The Company does not have existing circumstances that would make this Interpretation relevant.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," clarifying certain implementation guidelines and incorporating clarifications of the definition of a derivative. The Company does not have existing circumstances that would make this Statement relevant.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED JUNE 3, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard establishes guidelines to classify a financial instrument more appropriately as a liability (or an asset in certain circumstances), rather than as equity. This statement is part of the FASB's liabilities and equities project relative to financial instruments. The Company does not have existing circumstances that would make this Statement relevant.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides accounting guidance for consolidating of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which the Company maintains an interest after June 30, 2003. The Company does not have existing circumstances that would make this Statement relevant.

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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle by reportable segment (in thousands):

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002


NOTE 2: SEGMENT INFORMATION (continued)

                                 NET SALES           NET SALES
                              _______________     _______________
                                 Six Months        Three Months
                               Ended June 30,      Ended June 30,
                                2003    2002        2003    2002
                              _______________     _______________
Professional                  $ 8,632 $ 8,844     $ 4,067 $ 4,390
Retail                          4,510   4,064       2,259   2,362
Manufacturing                   3,660   3,858       1,879   2,119
                              _______ _______     _______ _______
   Total                       16,802  16,766       8,205   8,871

Intercompany
  Manufacturing                (3,452) (3,607)     (1,804) (2,032)
                              _______ _______     _______ _______
   Consolidated               $13,350 $13,159     $ 6,401 $ 6,839
                              ======= =======     ======= =======

                            INCOME/(LOSS) BEFORE
                              INCOME TAXES AND
                             CUMULATIVE EFFECT        INCOME/(LOSS)
                               OF CHANGE IN              BEFORE
                            ACCOUNTING PRINCIPLE      INCOME TAXES
                            ____________________     _______________
                                 Six Months           Three Months
                               Ended June 30,         Ended June 30,
                                2003    2002           2003    2002
                              _______________        _______________

Professional                 $   624 $   476         $  255   $ 278
Retail                           551     718             99     413
Manufacturing                   (183)    (58)          (142)    (79)
                             _______ _______         ______   ______

 Consolidated                $   992 $ 1,136         $  212   $ 612
                             ======= =======         ======   ======


NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at June 30, 2003, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing scheduled for June 16, 2003 in connection with the remaining claims of the parties has been indefinitely postponed while settlement negotiations continue.

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

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in the 13th Judicial Circuit Court of Hillsborough County, Florida, in connection with the DOT's widening of Interstate Highway 4, which the Company alleged will result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. At a hearing held on August 2, 2002, the Company was successful in asserting a position that would allow for damages to be paid to the Company by the DOT. Court ordered mediation held in May 2003 has not been finalized and it is still anticipated that the Company could receive a material damage award. After consultation with legal counsel at this time, the Company is presently unable to accurately predict the amount or type of recovery that will result therefrom.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff ("Plaintiff") v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company alleging certain breaches of fiduciary duties and responsibilities. On July 15, 2003, the Plaintiff filed a notice of voluntary dismissal without prejudice.

     Other than the above, there has been no material change in the status of any other pending litigation since the Company's last filing of its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2002.

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management-led group to purchase all of the shares of common stock of the Company not already owned by such group. This initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. To fund its payment obligations thereunder, the management group, utilizing its best efforts, intends to establish a separate payment fund in an amount equal to 50% of the aggregate principal and interest amount due under the debt instrument. The management group bid is subject to various conditions, including obtaining adequate financing. The management group is currently negotiating with lenders to obtain financing necessary for the transaction. There is no assurance that the group will be able to obtain such financing on acceptable terms or that the transaction will be consummated.

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

     By letter dated January 13, 2003, Mr. Rudolph reiterated his interest in making a proposal to acquire the Company. On or about February 14,

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

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

     On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will be acquired by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom are current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of non-management and disinterested directors of the Company's Board of Directors. The Special Committee has received an opinion from SunTrust Robinson Humphrey that the merger consideration to be paid pursuant to the Merger Agreement is fair from a financial point of view to the stockholders other than the Acquisition Group.

     If prior to the closing of the transactions contemplated by the Merger Agreement, the Special Committee concludes that its failure to provide information to, or engage in discussions with, third parties who are interested in acquiring the Company, would be inconsistent with its fiduciary duties to Stephan's stockholders, then the Special Committee may thereafter continue to provide information to, and engage in discussions and negotiations with, such interested parties. Under specified circumstances, Stephan has the right to terminate the Agreement and to enter into an agreement with a party proposing a competing transaction which is deemed superior to the transaction proposed by the Acquisition Group.

     Completion of the merger is subject to customary closing conditions, including stockholder approval, and the Agreement does include a financing contingency. Company stockholder approval will be solicited by means of a proxy statement, which will be mailed by Stephan to stockholders upon completion of the required Securities and Exchange Commission filing and review process.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED JUNE 30, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. After incurring approximately $450,000 of expenses through June 30, 2003, it is estimated that the remaining costs associated with this process will be in excess of $250,000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the six months ended June 30, 2003, net sales were $13,350,000, compared to $13,159,000 achieved in the corresponding six months of 2002. The overall increase in sales was principally due to increased sales of Quinsana Medicated Talc to the military as a result of the conflict in the Middle East. As indicated in previous filings, we anticipated that this high level of talc sales would decline as the number of troops in the region stabilized and the war with Iraq ended. Talc sales to the military through April 2003 was over $1,500,000, or slightly over 11% of total sales for the six months ended June 30, 2003. Since April 2003, sales of Quinsana Medicated Talc have returned to normal levels. Sales of other Retail products, as well as sales of the Professional and Manufacturing segments, declined for the six-month period ended June 30, 2003, when compared to the sales achieved for the corresponding six-month period ended June 30, 2002.

     Gross profit for the six months ended June 30, 2003, was $6,019,000 compared to gross profit of $5,761,000 achieved for the corresponding six-month period in 2002. Cost of sales for the six months ended June 30, 2003 was $7,331,000, when compared to the cost of sales of $7,398,000 for the six months ended June 30, 2002. Gross profit increased overall principally due to a higher sales volume and a change in the sales mix, with an overall

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2003 AND 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase in Retail sales as previously indicated. As a result, there was a small increase in the gross profit margin, to 45.1% for the six months ended June 30, 2003 from 43.8% for the six months ended June 30, 2002.

     Selling, general and administrative expenses for the six months ended June 30, 2003 increased by $352,000, to $4,966,000, when compared to the corresponding 2002 six-month period total of $4,614,000. This increase was due, in large part, to expenses incurred in connection with the "going-private" transaction, and included a payment to SunTrust Robinson Humphrey for its fairness opinion. The Company continues its efforts to control selling, general and administrative expenses even with increased spending as a result of the Company's decision to evaluate strategic alternatives to enhance shareholder value, as discussed in Note 3 of the unaudited condensed consolidated financial statements; however, no assurance can be given that it can continue to keep reducing these expenses.

     Interest expense for the six months ended June 30, 2003 was $214,000, a decrease of approximately $55,000 from the $269,000 incurred in the corresponding period of 2002, as a result of lower outstanding indebtedness and lower interest rates. Interest income of $127,000 for the six months ended June 30, 2003 was lower than the $187,000 earned in the corresponding six months of 2002. Although the Company had more cash invested in 2003, it received lower interest rates on its investments as overall interest rates continue to decline. Other income is comprised of royalty fees received from the licensing of Frances Denney products.

     As a result of reduced income for the six-month period ended June 30, 2003, the provision for income taxes decreased $26,000, to $378,000 from the $404,000 incurred for the corresponding period in 2002. Income before the cumulative effect of a change in accounting principle for the six months ended June 30, 2003 was $614,000, compared to $732,000 achieved for the six months ended June 30, 2002. Basic and diluted earnings per share, before the cumulative effect of a change in accounting principle, were $0.14 for the six months ended June 30, 2003, compared to $0.17 for the six months ended June 30, 2002, based on a weighted average number of shares of 4,301,895 and 4,285,577 for the six months ended June 30, 2003 and 2002, respectively.

     For the three months ended June 30, 2003, net sales were $6,401,000, compared to $6,839,000 for the three months ended June 30, 2002, a decline of $438,000. Sales of all segments declined, with a majority of this decline in the professional segment. However, gross profit for the three months ended June 30, 2003 was $2,994,000, compared to gross profit of

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2003 AND 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$2,982,000 achieved for the corresponding three-month period in 2002 due to the favorable sales mix. The gross profit margin increased to 46.8% for the three months ended June 30, 2003, from 43.6% for the corresponding period in 2002 as discussed above.

     Selling, general and administrative expenses for the three months ended June 30, 2003 increased by $369,000, from $2,376,000 to $2,745,000, when compared to the corresponding three-month period of 2002, largely as a result of the "going-private" expenses discussed previously.

     Interest income for the three-month period ended June 30, 2003 was $62,000, a decrease of approximately $32,000 when compared to $94,000 earned in the corresponding three-month period of 2002, as a direct result of significantly lower interest rates. For the same reason, interest expense for the three-month period ended June 30, 2003 was $112,000, a decrease of $22,000 from the $134,000 paid in the corresponding three-month period of 2002. Other income is comprised of a $12,500 quarterly royalty fee from the licensing of Frances Denney products.

     Income taxes for the three months ended June 30, 2003 was $78,000 compared to $207,000, a decrease of $129,000 for the corresponding period in 2002. Net income of $134,000 for the three months ended June 30, 2003, declined from $405,000 achieved in the three months ended June 30, 2002, largely as a result of a decrease in net sales and an increase in general and administrative expenses as discussed above. Basic and diluted earnings per share were $0.03 for the three months ended June 30, 2003 and $0.09 for the three months ended June 30, 2002.


LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,215,000 from December 31, 2002, to $12,001,000 at June 30, 2003. Total cash of $18,199,000 at June 30,
2003 includes $6,198,000 of cash invested in a certificate of deposit pledged as collateral for a bank loan. Accounts receivable were $1,684,000 at June 30, 2003, an increase of $233,000 from the $1,451,000 at December 31, 2002; inventories increased approximately $719,000 from $7,624,000 at December 31, 2002 to $8,343,000 at June 30, 2003, principally as a result of increased purchases and manufacturing in the latter part of the second quarter of 2003 in anticipation of third quarter sales.

     Total current assets at June 30, 2003 were $22,297,000 compared to $20,284,000 at December 31, 2002. Working capital increased $682,000 when compared to December 31, 2002, due in large part to the increase in total

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2003 AND 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cash and inventory referred to above. The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

     The Company does not have any off-balance sheet financing or similar arrangements.

NEW FINANCIAL ACCOUNTING STANDARDS

     See Note 1 to the Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2003 AND 2002


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Based upon an evaluation of the Company's disclosure controls and procedures, which was completed as of June 30, 2003 (the "Evaluation Date"), the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures in place were effective as of the Evaluation Date.

     (b) CHANGES IN INTERNAL CONTROLS: To the best of the Company's knowledge and belief, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          JUNE 30, 2003 AND 2002



                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS


     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings.

     Other than the above, there has been no material change in the status of any other pending litigation since our last periodic report.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 31.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K during the quarter ended June 30, 2003:

      Current report on Form 8-K filed on May 8, 2003, in connection with a definitive merger agreement signed on April 30, 2003, between The Stephan Co., Eastchester Enterprises, Inc. and Gunhill Enterprises, Inc.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 13, 2003




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Chief Financial Officer
August 13, 2003