Form 10-Q
period 2003-09-30
STEPHAN CO
filed 2003-11-14
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended: September 30, 2003


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES       NO X



         Approximate number of shares of Common Stock outstanding
                         as of November 7, 2003:


                               4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 2003


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2003 and December 31, 2002        4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2003 and 2002                            6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2003 and 2002                            7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2003 and 2002                           8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-19

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     19-22

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                23

           ITEM 4.    Controls and Procedures                     23


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             24

           ITEM 6.  Exhibits and Reports on Form 8-K              24


SIGNATURES                                                        25

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 2003



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

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                             September 30,   December 31,
                                                 2003            2002
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $12,188,533    $ 10,785,995

 Accounts receivable, net                       2,140,923       1,451,299

 Inventories                                    8,205,584       7,623,764

 Income taxes receivable                           53,774          65,378

 Prepaid expenses and
  other current assets                            570,870         357,829
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        23,159,684      20,284,265

CERTIFICATES OF DEPOSIT                         5,920,000       6,752,500

PROPERTY, PLANT AND EQUIPMENT, net              1,768,748       2,004,465

GOODWILL, net                                   5,857,980       5,857,980

TRADEMARKS, net                                 8,664,809       8,664,809

DEFERRED ACQUISITION COSTS, net                   321,273         391,365

OTHER ASSETS, net                               2,872,969       3,699,657
                                             ____________    ____________

   TOTAL ASSETS                              $ 48,565,463    $ 47,655,041
                                             ============    ============



    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,     December 31,
                                               2003              2002
                                           _____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,606,443      $  2,018,236

 Current portion of
  long-term debt                              2,353,907         1,496,147
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  4,960,350         3,514,383

DEFERRED INCOME TAXES, net                    1,138,882           655,773

LONG-TERM DEBT                                4,625,000         6,395,443
                                           ____________      ____________

   TOTAL LIABILITIES                         10,724,232        10,565,599
                                           ____________      ____________


COMMITMENTS AND CONTINGENCIES (NOTE 3)


STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          20,731,608        19,979,819
                                           ____________      ____________
                                             39,192,794        38,441,005
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 37,841,231        37,089,442
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 48,565,463      $ 47,655,041
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Nine Months Ended September 30,
                                            ______________________________
                                                 2003             2002
                                                              (As Restated,
                                                               See Note 1)
                                            _____________     ____________
NET SALES                                     $20,048,643      $19,880,311

COST OF GOODS SOLD                             11,248,070       11,579,796
                                              ___________      ___________
GROSS PROFIT                                    8,800,573        8,300,515

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       7,285,559        6,741,986
                                              ___________     ____________
OPERATING INCOME                                1,515,014        1,558,529

OTHER INCOME(EXPENSE)
  Interest income                                 178,311          292,773
  Interest expense                               (287,374)        (374,232)
  Royalty and other income                        224,500          116,250
                                              ___________      ___________
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE      1,630,451        1,593,320

INCOME TAX EXPENSE                                614,027          621,405
                                              ___________      ___________
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                1,016,424          971,915

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  TAX BENEFIT OF $1,662,911                          -          (6,761,576)
                                              ___________      ___________
NET INCOME/(LOSS)                             $ 1,016,424      $(5,789,661)
                                              ===========      ===========
BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              $      .24       $      .23

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                            -              (1.58)
                                              ___________      ___________
BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE:  $      .24       $    (1.35)
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,308,832        4,285,577
                                              ===========      ===========

    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                    September 30,
                                            _____________________________

                                                 2003            2002
                                                             (As Restated,
                                                              See Note 1)
                                            ____________     ____________

NET SALES                                    $ 6,698,288      $ 6,721,107

COST OF GOODS SOLD                             3,916,807        4,181,708
                                             ___________      ___________

GROSS PROFIT                                   2,781,481        2,539,399

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,319,991        2,128,405
                                             ___________     ____________

OPERATING INCOME                                 461,490          410,994

OTHER INCOME(EXPENSE)
  Interest income                                 50,981          106,182
  Interest expense                              ( 73,447)        (104,844)
  Royalty and other income                       199,500           45,000
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       638,524          457,332

INCOME TAX EXPENSE                               236,157          217,233
                                             ___________      ___________


NET INCOME                                   $   402,367      $   240,099
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $      .09       $      .06
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,308,832        4,285,577
                                             ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended
                                                    September 30,
                                             ___________________________

                                                 2003            2002
                                                             (As Restated,
                                                              See Note 1)
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income/(loss)                           $ 1,016,424     $(5,789,661)
                                             ___________     ____________


 Adjustments to reconcile net income/(loss) to cash flows provided by operating activities:

   Depreciation                                  245,930         249,353
   Amortization of intangible assets              70,092          70,098
   Deferred income tax provision                 483,109      (1,393,698)
   Provision for doubtful accounts                75,249          63,925
   Impairment loss on goodwill                      -          8,424,487

   Changes in operating assets and
   liabilities:

     Certificate of deposit                      832,500         555,000
     Accounts receivable                        (764,873)       (393,315)
     Inventories                                (581,820)           (163)
     Income taxes receivable                      11,604         279,308
     Prepaid expenses
      and other current assets                  (213,041)       (369,913)
     Other assets                                826,688       1,060,540
     Accounts payable and accrued expenses       588,207        (248,460)
                                             ___________     ___________

     Total adjustments                         1,573,645       8,297,162
                                             ___________     ___________
Net cash flows provided
 by operating activities                       2,590,069       2,507,501
                                             ___________     ___________

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                     September 30,
                                             ____________________________

                                                 2003             2002
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (10,213)         (23,415)
                                             ___________      ___________

Net cash flows used in
 investing activities                            (10,213)         (23,415)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (912,683)      (1,155,527)

 Dividends paid                                 (264,635)        (264,635)
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,177,318)      (1,420,162)
                                             ___________      ___________
INCREASE IN CASH AND
 CASH EQUIVALENTS                              1,402,538        1,063,924

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          10,785,995        8,409,142
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $12,188,533      $ 9,473,066
                                             ===========      ===========


Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $   220,693      $   402,748
                                             ===========      ===========

          Income taxes paid                  $    88,629      $   173,699
                                             ===========      ===========



    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations of The Stephan Co. and Subsidiaries (the "Company") are reflected in these unaudited interim consolidated financial statements.

     Information presented for the quarter and nine-month periods ended September 30, 2002 have been restated to reflect the adoption of a change in accounting principle, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 (See NEW FINANCIAL ACCOUNTING STANDARDS elsewhere in Note 1).

     The results of operations for the nine-month period ended September 30, 2003 is not necessarily indicative of the results to be achieved for the year ending December 31, 2003. The December 31, 2002 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.

     Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation.

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair and personal care grooming products principally throughout the United States. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires the reporting of segment information using a "management approach" as it relates to the operating segments of a business. The Company manages its business in three segments: (1) professional hair care products and distribution; (2) retail personal care products; and (3) manufacturing.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest bearing accounts as of September 30, 2003 and December 31, 2002 were approximately $11,368,000 and $10,121,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                      September 30,        December 31,
                                          2003                 2002
                                      ____________         ____________
Raw materials                         $  2,068,395         $  2,162,273
Packaging and components                 2,989,272            3,100,917
Work in progress                           355,118              328,976
Finished goods                           5,509,163            5,579,290
                                      ____________         ____________
                                        10,921,948           11,171,456
Less: Amount included in
      other assets, net                 (2,716,364)          (3,547,692)
                                      ____________         ____________

                                      $  8,205,584         $  7,623,764
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the nine and three-month periods ended September 30, 2003 and 2002, were 4,308,832 and 4,285,577, respectively.
For the nine months ended September 30, 2003 and 2002, the Company had 664,620 and 693,648 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

significant impact on the earnings per share amounts for the nine and three months ended September 30, 2003 and 2002, respectively.

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

                                 Nine Months Ended       Three Months
                                    September 30,       Ended Sept. 30,
                                 __________________     _______________

                                    2003      2002        2003    2002
                                  _______   _______     _______ _______

  Net income/(loss), as reported  $1,016    $(5,790)    $  402  $  240

  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects        124        234         41      78
                                  ________  ________    _______ _______
  Pro forma net income/(loss)     $  892    $(6,024)    $  361  $  162
                                  ========  ========    ======= =======
  Net income/(loss) per share:

        As reported               $  .24    $ (1.35)    $  .09   $  .06
        Pro forma                 $  .21    $ (1.41)    $  .08   $  .04

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


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

     Amortization expense for deferred acquisition costs and other intangible assets subject to amortization, recorded as of December 31, 2002, is anticipated to be as follows: 2003: $93,000; 2004: $84,000; 2005:
$82,000; 2006: $66,000; 2007: $66,000.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides accounting guidance for consolidating of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which the Company maintains an interest after December 15, 2003. The Company does not have existing circumstances that would make this Statement relevant.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 2: SEGMENT INFORMATION (continued)

                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months         Three Months
                               Ended Sept. 30,     Ended Sept 30,
                                2003    2002        2003    2002
                              _______________     _______________
Professional                  $13,806 $13,926     $ 5,174 $ 5,081
Retail                          5,971   5,626       1,461   1,562
Manufacturing                   5,198   5,401       1,538   1,543
                              _______ _______     _______ _______
   Total                       24,975  24,953       8,173   8,186

Intercompany
  Manufacturing                (4,926) (5,073)     (1,475) (1,465)
                              _______ _______     _______ _______
   Consolidated               $20,049 $19,880     $ 6,698 $ 6,721
                              ======= =======     ======= =======

                          INCOME/(LOSS) BEFORE
                            INCOME TAXES AND
                           CUMULATIVE EFFECT        INCOME/(LOSS)
                             OF CHANGE IN              BEFORE
                          ACCOUNTING PRINCIPLE      INCOME TAXES
                          ____________________     _______________
                              Nine Months           Three Months
                            Ended Sept. 30,        Ended Sept. 30,
                              2003    2002           2003    2002
                            _______________        _______________

Professional               $ 1,162 $   865         $  412   $  389
Retail                         604     873            179      155
Manufacturing                 (136)   (145)            48      (87)
                           _______ _______         ______   ______

 Consolidated              $ 1,630 $ 1,593         $  639   $  457
                           ======= =======         ======   ======


NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at September 30, 2003, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. In addition, the Ninth Circuit's opinion affirmed the lower court's ruling that on the present record New Image is not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all 125,000 shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. A pretrial hearing scheduled in connection with the remaining claims of the parties has been postponed and settlement negotiations continue.

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

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff ("Plaintiff") v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company alleging certain breaches of fiduciary duties and responsibilities. The Company vigorously defended the claim and on July 15, 2003, the Plaintiff filed a notice of voluntary dismissal without prejudice.

          Other than the above, there has been no material change in the status of any other pending litigation since the Company's last filing of its Annual Report on Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management-led group to purchase all of the shares of common stock of the Company not already owned by such group. The acquisition group's initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. To fund its payment obligations thereunder, the management group has committed to use its best efforts to establish a separate payment fund in an amount equal to 50% of the aggregate principal and interest amount due under the debt instrument. On September 19, 2003, at no cost to shareholders, the Company entered into a Working Capital Management Account ("WCMA") agreement with Merrill Lynch Business Financial Services Inc. providing for the creation of a WCMA line of credit not to exceed $5,000,000. Borrowings against the line of credit will be collateralized by the Company's accounts receivable and inventories and the debt will bear a variable interest rate using a 1- month LIBOR rate plus 2.25%. The provisions of the credit line include periodic accounting and reporting requirements, maintenance of certain business and financial ratios as well as restrictions on additional borrowings.

     In late 2001 and during 2002 the Special Committee received from Curtis Rudolph, a shareholder of the Company, an indication of his interest in acquiring the common stock of the Company; however, no offer was forthcoming. In November 2002, Mr. Rudolph initiated an action in Florida state court (Broward County, Florida) seeking to obtain a review of certain "books and records" of the Company to which he claimed he was entitled as a shareholder of the Company. The Company had previously denied him access to those books and records due to his unwillingness to sign a non-disclosure agreement relating to the Company's non-public information in the standard form required of other potential bidders for the Company. In January 2003, pursuant to a settlement agreement with the Company, Mr. Rudolph agreed to execute the non-disclosure agreement. By letter dated January 13, 2003, Mr. Rudolph reiterated his interest in making a proposal to acquire the Company. On or about February 14, 2003, Mr. Rudolph submitted an unexecuted proposal to acquire substantially all of the assets and assume certain liabilities of the Company. The Special Committee rejected this proposal as it was unexecuted, contained certain unacceptable terms, was subject to unacceptable conditions, and was structured as an asset purchase rather than a stock purchase. In particular, the asset purchase structure presented substantial negative tax consequences to the Company and its shareholders and was deemed impractical. Under the circumstances, the Special Committee determined Mr. Rudolph's proposal to not be in the best interests of the Company's shareholders. The Board of

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

Directors, through its Special Committee, attempted to negotiate with Mr. Rudolph, but no further offer has been forthcoming.

     On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will be acquired by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom are current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of non-management and disinterested directors of the Company's Board of Directors. The Special Committee has received an opinion from SunTrust Robinson Humphrey that the merger consideration to be paid pursuant to the Merger Agreement is fair from a financial point of view to the stockholders other than the Acquisition Group. On October 24, 2003, the Company executed an Amended and Restated Merger Agreement extending certain dates and making minor changes to the original Merger Agreement.

     If prior to the closing of the transactions contemplated by the Merger Agreement, as amended, the Special Committee concludes that its failure to provide information to, or engage in discussions with, third parties who are interested in acquiring the Company, would be inconsistent with its fiduciary duties to Stephan's stockholders, then the Special Committee may thereafter continue to provide information to, and engage in discussions and negotiations with, such interested parties. Under specified circumstances, Stephan has the right to terminate the Agreement and to enter into an agreement with a party proposing a competing transaction which is deemed superior to the transaction proposed by the Acquisition Group.

     Completion of the merger is subject to customary closing conditions, including stockholder approval, and the Agreement does include a financing contingency. The Special Committee has agreed to extend the closing date of the transaction to no later than March 15, 2004. As discussed above, the Company has secured a $5,000,000 line of credit with Merrill Lynch, a portion of which may be used in the "going-private" transaction. Company stockholder approval will be solicited by means of a proxy statement, which will be mailed by the Company to stockholders upon completion of the required Securities and Exchange Commission filing and review process.

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. After incurring approximately $450,000 of expenses through September 30, 2003, it is estimated that the remaining costs associated with this process will be in excess of $250,000.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     In accordance with the terms of employment contracts with certain key officers, it is possible that management bonuses might be due to these individuals on the basis of projected net income for the year ended December 31, 2003. It is estimated that these bonuses could be in excess of $2,500,000 and would be an additional expense for the year ended December 31, 2003.

     As previously reported, due to the length of time for the going private transaction to be consummated, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange (AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. In addition, the current composition of the Board of Directors and the current composition of the Audit Committee are in violation of AMEX rules. Due to the pending going private transaction (which will result in the Company no longer being an SEC-reporting company and its common stock will no longer be subject to listing on AMEX or any other public market), the Company has requested that AMEX grant it a waiver with respect to compliance with these AMEX rules. The continuing non-compliance with these AMEX rules could subject the Company to civil penalties, in addition to the possibility that the stock of the Company could be removed from listing.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the nine months ended September 30, 2003, net sales were $20,049,000, compared to $19,880,000 achieved in the corresponding nine months of 2002. The increase in net sales was principally due to increased sales of Quinsana Medicated Talc to the military as a result of the conflict in the Middle East, largely offset by a decline in net sales of the Professional and Manufacturing segments. As indicated in previous filings, we anticipated that this high level of talc sales would decline as the number of troops in the region stabilized and the war with Iraq ended. Talc sales to the military through September 2003 was over $1,500,000, or over 7% of total sales for the nine months ended September 30, 2003. Since April 2003, sales of Quinsana Medicated Talc have returned to normal levels.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2003 AND 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Gross profit for the nine months ended September 30, 2003, was 8,801,000 compared to gross profit of $8,301,000 achieved for the corresponding nine-month period in 2002. Cost of sales for the nine months ended September 30, 2003 was $11,248,000, when compared to the cost of sales of $11,580,000 for the nine months ended September 30, 2002. Gross profit increased overall principally due to a higher sales volume and a change in the sales mix, with an overall increase in Retail sales as previously indicated. As a result, there was an increase in the gross profit margin, to 43.9% for the nine months ended September 30, 2003 from 41.8% for the nine months ended September 30, 2002.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $544,000, to $7,286,000, when compared to the corresponding 2002 nine-month period total of $6,742,000. This increase was due, in large part, to expenses incurred in connection with the "going-private" transaction, and included a payment to SunTrust Robinson Humphrey for its fairness opinion. The Company continues its efforts to control selling, general and administrative expenses even with increased spending as a result of the Company's decision to evaluate strategic alternatives to enhance shareholder value, as discussed in Note 3 of the unaudited condensed consolidated financial statements; however, no assurance can be given that it can continue to keep reducing these expenses.

     Interest expense for the nine months ended September 30, 2003 was $287,000, a decrease of approximately $87,000 from the $374,000 incurred in the corresponding period of 2002, as a result of lower outstanding indebtedness and lower interest rates. Interest income of $178,000 for the nine months ended September 30, 2003 was lower than the $293,000 earned in the corresponding nine months of 2002. Although the Company had more cash invested in 2003, it received lower interest rates on its investments as overall interest rates remained lower than the previous year. Other income is comprised of royalty fees received from the licensing of Frances Denney products and, in accordance with the terms of a negotiated settlement with the Department of Transportation ("DOT") relative to the Tampa facility, a one-time payment to the Company in the net amount of $187,000.

     Income before the cumulative effect of a change in accounting principle for the nine months ended September 30, 2003 was $1,016,000, compared to $972,000 achieved for the nine months ended September 30, 2002. Basic and diluted earnings per share, before the cumulative effect of a change in accounting principle, were $0.24 for the nine months ended September 30, 2003, compared to $0.23 for the nine months ended September

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2003 AND 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

30, 2002, based on a weighted average number of shares of 4,308,832 and 4,285,577 for the nine months ended September 30, 2003 and 2002, respectively. The overall provision for income taxes decreased slightly on income that was $37,000 higher than the corresponding nine-month period in 2002 as a result of the impact of state income taxes. Net income for the nine-month period ended September 30, 2003 was $1,016,000 as compared to a net loss of $5,790,000 for the nine-month period ended September 30, 2002.

     For the three months ended September 30, 2003, net sales were $6,698,000, compared to $6,721,000 for the three months ended September 30, 2002, a decline of $23,000. Sales of all segments were relatively flat, with a decline in the Retail segment offset by an increase in Professional sales. Gross profit for the three months ended September 30, 2003 was $2,781,000, compared to gross profit of $2,539,000 achieved for the corresponding three-month period in 2002 due to the favorable sales mix. The gross profit margin increased to 41.5% for the three months ended September 30, 2003, from 37.8% for the corresponding period in 2002 as discussed above.

     Selling, general and administrative expenses for the three months ended September 30, 2003 increased by $192,000, from $2,128,000 to $2,320,000, when compared to the corresponding three-month period of 2002, largely as a result of the going-private expenses discussed previously and increases in insurance and other taxes.

     Interest income for the three-month period ended September 30, 2003 was $51,000, a decrease of approximately $55,000 when compared to $106,000 earned in the corresponding three-month period of 2002, as a direct result of significantly lower interest rates. For the same reason, interest expense for the three-month period ended September 30, 2003 was $73,000, a decrease of $32,000 from the $105,000 paid in the corresponding three-month period of 2002. Other income is comprised of a $12,500 quarterly royalty fee from the licensing of Frances Denney products and the payment from the DOT as discussed above.

     Income tax expense for the three months ended September 30, 2003 was $236,000 compared to $217,000, an increase of $19,000 for the corresponding period in 2002. Net income of $402,000 for the three months ended September 30, 2003, was a $162,000 increase from net income of $240,000 achieved in the three months ended September 30, 2002, largely as a result of a $187,000 settlement with the DOT. Basic and diluted earnings per share were $0.09 for the three months ended September 30, 2003 and $0.06 for the three months ended September 30, 2002.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2003 AND 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,403,000 from December 31, 2002, to $12,189,000 at September 30, 2003. Total cash of $18,109,000 at
September 30, 2003 includes $5,920,000 of cash invested in certificates of deposit pledged as collateral for a bank loan. Accounts receivable were $2,141,000 at September 30, 2003, a net increase of $690,000 from the $1,451,000 at December 31, 2002, due largely as a result of normally strong third quarter sales of Morris Flamingo-Stephan; inventories increased approximately $582,000 from $7,624,000 at December 31, 2002 to $8,206,000 at September 30, 2003, principally as a result of an increase in purchases.

     Total current assets at September 30, 2003 were $23,160,000 compared to $20,284,000 at December 31, 2002. Working capital increased $1,429,000 when compared to December 31, 2002, due in large part to the increase in total cash and accounts receivable referred to above. In addition, prepaid insurance increased as a result of payments made for renewals in the third quarter, and the $187,000 due from the DOT for the I-4 settlement. The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

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

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2003 AND 2002



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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Based upon an evaluation of the Company's disclosure controls and procedures, which was completed as of September 30, 2003 (the "Evaluation Date"), the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures in place were effective as of the Evaluation Date.

     (b) CHANGES IN INTERNAL CONTROLS: To the best of the Company's knowledge and belief, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 2003 AND 2002



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


     (b) Reports on Form 8-K during the quarter ended September 30, 2003:

         None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 14, 2003




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Chief Financial Officer
November 14, 2003