Form 10-K
period 2003-12-31
STEPHAN CO
filed 2004-04-13
CIK 94056

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2003



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

                       YES  X        NO


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    YES      NO  X


As of June 30, 2003, the aggregate market value of the Common stock held by non-affiliates of the Registrant was $12,094,492 based upon the last reported sale price of $3.71 per share on the American Stock Exchange on such date.

The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

4,410,577 Shares of Common Stock, $.01 Par Value, as of March 15, 2004

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Portions of the proxy statement for the Registrant's 2004 annual meeting of stockholders, scheduled to be filed no later than April 29, 2004, are incorporated by reference in Part III of this Form 10-K.

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   4
Item 2:   Properties.................................................   9
Item 3:   Legal Proceedings..........................................  10
Item 4:   Submission of Matters to a Vote of Security Holders......... 11

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................  12
Item 6:   Selected Financial Data....................................  13
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  15
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.  25
Item 8:   Financial Statements and Supplementary Data................  25
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  25
Item 9A:  Controls and Procedures....................................  25

PART III

Item 10:  Directors and Executive Officers of the Registrant.........  26
Item 11:  Executive Compensation.....................................  26
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management.....................................  26
Item 13:  Certain Relationships and Related Transactions.............  26
Item 14:  Principal Accounting Fees and Services.....................  26

PART IV

Item 15:  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..................................   27

Signatures..........................................................   30

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

     We do not undertake, subject to applicable law, any obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Therefore, we caution each reader of this report to carefully consider the specific factors and qualifications discussed herein with respect to such forward-looking statements, as such factors and qualifications could affect our ability to achieve our objectives and may cause actual results to differ materially from those projected, anticipated or implied herein.

Item 1.  Business

  GENERAL

     The Company, founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. The Company is comprised of The Stephan Co. ("Stephan") and its eight wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Trevor Sorbie of America, Inc., Stephan Distributing, Inc. and Morris Flamingo-Stephan, Inc.

     The Company has identified three reportable operating segments, which are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally consists of a customer base of distributors, which purchase the Company's hair care products and beauty and barber supplies for sale to salons and barbershops. In this segment, a distinction is made between "wet goods", which include shampoos, conditioners, gels and similar hair treatments, and "hard goods", which include scissors, clippers, combs, dryers and other products used in styling hair. The customer base for our Retail segment is comprised of mass merchandisers, chain drug stores and supermarkets that sell hair care and other personal care products directly to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, and manufactures private label brands for certain customers.

  THE STEPHAN CO.

     Headquartered in Fort Lauderdale, Florida, we are principally engaged in the manufacture of hair care products for sale by two of our subsidiaries, Scientific Research Products, Inc. and Trevor Sorbie of America, Inc., and the manufacture of products marketed under the STEPHAN brand name. We also manufacture, market and distribute hair and skin care products under various trade names through our subsidiaries. Retail product lines include brands such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions, Protein 29 liquid and gel grooming aids and Wildroot hair care products for men. These brands, included in the Retail segment of our business, are manufactured at our Tampa, Florida facility, as are the "Modern" brand of Stiff Stuff products. The sales of these products are also included in the Company's Retail segment. In addition, The Frances Denney division (included in the Retail segment) markets a full line of cosmetics through retail and mail order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., we market the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains, including J.C. Penney, in the United States and Canada.

     We also manufacture and sell products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and are included in our Professional segment. Our trademark, "STEPHAN'S," and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2006. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $4,621,000 of the Company's 2003 sales.

     Under certain trademark licenses, we have been granted the exclusive use of certain trademarks in connection with the manufacture and distribution of the Cashmere Bouquet product line of the Colgate-Palmolive Company in the United States and Canada. Any product sold under these license agreements is included in our net sales for purposes of determining the deferred payments.

     Pursuant to an additional license and supply agreement, we have granted Color Me Beautiful, Inc. ("CMB") a license to distribute certain products of our Frances Denney line and to supply the requirements of CMB for such products. The agreement provides for royalty payments by CMB based upon net sales, with guaranteed minimum annual royalty payments throughout the term of the agreement that are credited against accrued royalties. As a result of a decline in the net sales of Frances Denney products by CMB, we have agreed to a reduction in the amount of minimum royalty that CMB is required to pay.

     The Company's Fort Lauderdale location serves as our corporate headquarters. General management services are provided to our subsidiaries from this location.

     No single customer accounted for more than 10% of our consolidated revenues in 2003. Private label production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, was not significant in 2003.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly-owned subsidiary of the Company, located in Tampa, Florida, markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as an additional manufacturing facility for our products. Its Tampa facility manufac-tures most of the products sold under the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan and Stephan Distributing, Inc. The operations of Old 97 are included in the Manufacturing segment of our business.

  WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Company, is located in Williamsport, Pennsylvania. Williamsport, a mail order beauty and barber supply company, with sales of approximately $4,671,000 in 2003, accounted for approximately 18.4% of our consolidated revenues for the year and are included in the Professional business segment.

  STEPHAN & CO.

     Formerly known as Heads or Nails, Inc., Stephan & Co., a wholly-owned subsidiary, has focused on the distribution of personal care amenity products for cruise ships. For the year ended December 31, 2003, Stephan & Co. had no sales, but was successful in introducing its amenity program to resorts and spas and expects a moderate amount of sales in 2004.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Scientific Research Products, Inc. of Delaware ("Scientific") is a wholly-owned subsidiary, which accounted for 11.4% of our consolidated revenues in 2003, with sales of approximately $2,881,000. The majority of the sales of Scientific are included in the Retail business segment.

  TREVOR SORBIE OF AMERICA, INC.

     Prior to its acquisition, Sorbie Acquisition Co. ("Sorbie") was one of our major customers and a distributor of a professional line of hair care products sold to salons in the United States and Canada through a network of distributors. Sales of Sorbie hair care products in 2003 were approximately $818,000, representing 3.2% of our consolidated revenues, and are included in the Professional business segment of the Company's business.

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

     New Image commenced litigation against the Company seeking, among other things, a declaratory decree that the 125,000 shares of our common Stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. Pursuant to a judgment dated March 20, 2001, the United States District Court for the Central District of California, among other decisions, granted the Company partial summary judgment in the amount of approximately $20,000 and New Image was granted partial summary judgment pursuant to which the escrow agent was directed to deliver the 125,000 shares to New Image. The Company appealed to the United States Court of Appeals for the Ninth Circuit, and in an opinion issued on April 29, 2002, the Court, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image against the Company on New Image's contract claim for a price adjustment and on New Image's claim of breach of the implied covenant of good faith and fair dealing. Also in the opinion, the Ninth Circuit concurred with the lower court's ruling that on the present record New Image was not entitled to (i) damages equal to the diminution in the value of the Company's common stock price between the scheduled and actual disbursement dates or (ii) any attorney's fees. As a consequence of the Ninth Circuit's decision, the judgment granting New Image all shares of the Company's common stock being held in escrow has been reversed and the case has been remanded back to the United States District Court for further proceedings. On May 28, 2002, New Image filed a Motion for Rehearing with the Ninth Circuit Court of Appeals and on June 26, 2002, the Court denied the petition for rehearing. The parties are engaged in settlement negotiations and no trial date has been established. The recorded value of trademarks assumes the return to the Company of the shares held in escrow.

     Sales of professional brands acquired from New Image amounted to approximately 6% of consolidated revenues for the year ended December 31,

2003. Sales of New Image products are included in the Company's
Professional business segment while sales of the Modern line are included in the Company's Retail business segment.

  MORRIS FLAMINGO-STEPHAN, INC.

     Morris-Flamingo, Inc. ("Morris Flamingo") is a barber and beauty supply wholesaler, which markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Sales for the year ended December 31, 2003 were approximately $10,442,000, accounting for approximately 41.2% of our consolidated revenues, and are included in the Professional segment of the Company's business.

  SEGMENT INFORMATION

     "Operating Segments and Related Information," which provides informa-tion on net sales, income before income taxes and cumulative effect of change in accounting principle, interest income and expense and depreciation and amortization for the last three years and identifiable assets for the last two years, for each of our three business segments, is set forth in Note 9 of the consolidated financial statements included elsewhere in this Form 10-K.

  RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

     The materials utilized by the Company and our subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Company nor any of our subsidiaries has ever experienced any significant shortage in supplies nor do we anticipate any such shortages in the reasonably foreseeable future. Due to market conditions in the petroleum industry, the Company continues to experience price increases in both raw material and component prices; however, it is not anticipated that these price increases will have a material adverse effect on our operations and we believe that such increases can be passed on to our customers.

     The Company and its subsidiaries seek to maintain a level of finished goods inventory sufficient for a period of at least three months. The Company does not anticipate any change in such practice during the reasonably foreseeable future.

  BACKLOG

     As of December 31, 2003, the Company did not have any significant amount of backlog orders.

     RESEARCH AND DEVELOPMENT

     During each of the three prior fiscal years ending December 31, 2003, expenditures on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material and were expensed as incurred.

  COMPETITION

     The hair care and personal grooming business is highly competitive. We believe that the principal competitive factors are price and product quality. Products manufactured and sold by the Company and its subsidiaries compete with numerous varieties of other such products, many of which bear well known, respected and heavily advertised brand names and are produced and sold by companies having substantially greater financial, technical, personnel and other resources than the Company. Our products account for a relatively insignificant portion of the total hair care and personal grooming products manufactured and sold annually in the United States.

  GOVERNMENT AND INDUSTRY REGULATION, ENVIRONMENTAL MATTERS

     Certain of our products are subject to regulation by the Food and Drug Administration, in addition to other federal, state and local regulatory agencies. The Company believes that its products are in substantial compliance with all applicable regulations. The Company does not believe that compliance with existing or presently proposed environmental standards, practices or procedures will have a material adverse effect on operations, capital expenditures or the competitive position of the Company.

  EMPLOYEES

     As of December 31, 2003, in addition to its four executive officers, the Company and its subsidiaries employed approximately 120 people engaged in the production, warehousing and distribution of its products. Although we do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

Item 2.  Properties

     Our administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, owned by the Company, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Company utilizes approximately two-thirds of the space for the manufacture and warehousing of our products. The remainder of the space is utilized by the Company for its administrative offices. The Company also owns certain machinery and equipment used in the manufacture of our products that are stored in the facility in Fort Lauderdale, Florida. In addition to this facility, the Company leases approximately 43,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a lease extension which terminates July 31, 2004, at an annual net rental of $160,000.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. This building is utilized by Old 97 in the manufacture of its various product lines. A claim filed with the Department of Transportation in connection with a leased warehouse facility adjacent to this location which was utilized by Old 97 was settled in 2003, (see "Item 3. Legal Proceedings"). It also owns two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building, comprising 10,500 square feet, is being used for office facilities and order fulfillment for the Frances Denney line. The second building, consisting of approximately 30,000 square feet, is used as a warehouse and distribution facility. From time to time, and as inventory levels dictate, Old 97 leases temporary warehouse space, generally on a short-term basis. Old 97 is currently leasing a 44,000 square foot warehouse located in close proximity to the general office and warehouse facility.

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

Item 3.  Legal Proceedings

     In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of our management that none of such matters, at December 31, 2003, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows.

     For a description of certain legal proceedings involving the Company and New Image, see Item 1. Business. For a description of certain legal proceedings involving the Company and a shareholder, see Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and counter claimed against the customer. In January 2004, the parties reached an amicable resolution of the litigation which will have no material effect on the financial statements.

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in the 13th Judicial Circuit Court of Hillsborough County, Florida, in connection with the DOT's widening of Interstate Highway 4, which the Company alleged would result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. In the third quarter of 2003, the case was settled and the Company received a net award of $187,000.

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff ("Plaintiff") v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company alleging certain breaches of fiduciary duties and responsibilities. The Company defended the claim and on July 15, 2003, the Plaintiff filed a notice of voluntary dismissal without prejudice.

     In September 2003, in accordance with the Amended and Restated Sorbie Products Agreement, a Demand for Arbitration was submitted by Sorbie Acquisition Co. (Trevor Sorbie of America, Inc. "TSA") against Trevor Sorbie International, PLC ("PLC"). PLC also filed a Demand for Arbitration and both claims have been consolidated and will be heard together in Pittsburgh, Pennsylvania. TSA has denied the allegations raised by PLC and it has claimed that PLC's assertion of a right to royalty payments is premised upon an incorrect reading of the underlying agreement, and that damages should be awarded in favor of TSA based upon PLC's diversion of Sorbie product and failure to support the brand in violation of the agreement. The Company intends to defend itself against the allegations and does not believe this action will have any material adverse effect on our financial position or results of operations. However, it is early in the process and the Company is unable to predict the outcome of this matter.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

                               PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters


 (a)     Market Information

     The Company's Common Stock is listed on the American Stock Exchange (the "Exchange"). The following table sets forth the range of high and low sales prices for the Company's Common Stock during each quarterly period within the two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 2002            $ 3.24               $ 2.75
         June 30, 2002               3.83                 3.00
         September 30, 2002          3.66                 3.00
         December 31, 2002           3.56                 3.29
___________________________________________________________________________

         March 31, 2003           $  3.61               $ 3.10
         June 30, 2003               3.79                 3.00
         September 30, 2003          4.25                 3.71
         December 31, 2003           4.47                 4.00


 (b)     Holders

      As of March 15, 2004, the Company's Common Stock was held of record by approximately 330 holders. The Company's Common Stock is believed to be held beneficially by approximately 1,200 shareholders in "street-name".

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2003. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

There are no contractual restrictions, including any restrictions on the ability of any of the Company's subsidiaries, to transfer funds to the Company in the form of cash dividends, loans or advances, that currently materially limit the Company's ability to pay cash dividends or that the Company reasonably believes are likely to materially limit the future payment of dividends on its Common Stock.

Item 6.  Selected Financial Data

                       2003      2002       2001       2000      1999
                            (in thousands, except per share data)
                    ____________________________________________________

Net sales            $25,336    $25,067    $28,296    $31,138   $34,356

Income before
 income taxes and
 cumulative effect of
 change in accounting
 principle             1,487      1,400        746      1,006     3,036

Income before
 cumulative effect of
 change in accounting
 principle               760        503        608        622     1,843

Cumulative effect of
 change in accounting
 principle, net of tax   -       (6,762)      -          -         -

Net income/(loss)        760     (6,259)       608        622     1,843

Current assets        23,029     20,284     20,116     28,199    27,447

Total assets          48,063     47,655     57,062     58,769    59,435

Current
 liabilities           5,085      3,514      4,067      4,521     3,725

Long term debt         4,348      6,395      7,758      9,124    10,418

PER COMMON SHARE
  (Basic and Diluted): (a)

Income before
 cumulative effect of
 change in accounting
 principle               .18        .12        .14        .14       .40

Cumulative effect of
 change in accounting
 principle               -        (1.58)       -          -          -

 Net income/(loss)       .18      (1.46)       .14        .14       .40

 Cash dividends          .08        .08        .08        .08       .08

                       Notes to Selected Financial Data

(a) Net income/(loss) per common share is based upon the weighted average number of common shares outstanding in accordance with Statement of

Financial Accounting Standards No. 128. The weighted average number of diluted shares outstanding were 4,312,711 for 2003, 4,285,577 for 2002, 4,285,577 for 2001, 4,385,019 for 2000, and 4,567,439 for 1999. The
weighted average number of basic shares outstanding were not significantly different in any of the aforementioned years.

The following data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.
              Selected Quarterly Financial Information (unaudited)
                     (in thousands, except per share data)

                             Quarter     Quarter     Quarter      Quarter
                              Ended       Ended       Ended        Ended
                             3/31/03     6/30/03     9/30/03     12/31/03
                             _______     _______     _______     ________
       Net sales             $ 6,949     $ 6,401     $ 6,698     $  5,288
       Gross profit            3,025       2,994       2,781        2,378
       Net income/(loss)         480         134         402         (256)
       Net income/(loss)
        per share                .11         .03         .09         (.05)

                             Quarter     Quarter     Quarter      Quarter
                              Ended       Ended       Ended        Ended
                             3/31/02     6/30/02     9/30/02     12/31/02
                             _______     _______     _______     ________
       Net sales             $ 6,320     $ 6,839     $ 6,721      $ 5,187

       Gross profit            2,779       2,982       2,539        1,561

       Net income/(loss)
        before cumulative
        effect of change
        in accounting
        principle                327         405         240         (469)

       Cumulative effect of
        change in accounting
        principle, net of tax
        benefit of $1,663     (6,762)       -           -            -

       Net (loss)/income      (6,435)        405         240         (469)

       Net income/(loss)
        per common share:
        Before cumulative
        effect of change in
        accounting principle     .08         .09         .06         (.11)

        Cumulative effect of
        change in accounting
        principle              (1.58)        -            -          -

        Net (loss)/income      (1.50)        .09         .06         (.11)

Information presented above for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 have been restated to reflect the retroactive application of the impairment loss recognized in accordance with the adoption of SFAS No. 142, effective January 1, 2002.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW
________

     Net income for the year ended December 31, 2003 was $760,000, the highest it has been since 1999. Additionally, 2003 was also encouraging for several other reasons. Net sales for the year ended December 31, 2003 was $25,336,000 as compared to $25,067,000 for the year ended December 31, 2002. This increase ended the trend of a three-year decline in net sales. In connection with the going-private transaction, in April 2003 the Company signed a merger agreement, subject to stockholder approval, with a company formed by the management group interested in taking the Company private; in September 2003 the Company finalized a $5,000,000 working capital loan agreement with Merrill Lynch to assist in financing the privatization of the Company; in November 2003 the Company filed a preliminary proxy with the Securities and Exchange Commission outlining the basic terms of the going-private transaction and three lawsuits the Company was involved in were either settled in the Company's favor or dismissed.

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO 2002
____________________________________________________________

     As indicated above, net sales increased slightly for the year ended December 31, 2003, and as disclosed in our previously filed quarterly reports, sales were favorably impacted by a higher than normal volume of sales of Quinsana Medicated Talc to the military, as a result of the deployment of troops to the Middle East. This factor was instrumental in increasing net sales for the Retail segment by almost $650,000. It also helped increase the overall gross profit margin of the Company because of the favorable impact these sales had on the sales mix. Earnings per share, before the cumulative effect of a change in accounting principle, for the year ended December 31, 2003 was $.18, compared to the $.12 per share achieved for the comparable period in 2002.

     Net sales of Professional "wet goods" for the year ended December 31, 2003, declined approximately $545,000, however the net sales of "hard goods" increased approximately $228,000 for that same period, leaving the overall Professional segment down approximately $315,000 from the comparable period in 2002. The Company continues to seek out reputable and creditworthy distributors for the Image and Sorbie brands in an effort to increase the exposure of these products to the public; however, the Company does not have the marketing budget of more well known and widely distributed brands. Increasing market share for wet goods is more difficult than for hard goods as the Company's subsidiaries are more strategically positioned in the hardgoods marketplace.

     As a result of the decline in the net sales of wet goods, as described above, net sales of the Manufacturing segment also declined. A small portion of this decline can be attributed to a decline in private label manufacturing; however, management is optimistic that private label manufacturing will increase in 2004, especially after giving consideration to new customer accounts developed in the latter part of 2003.

     Gross profit for the year ended December 31, 2003, increased to $11,178,000 from the $9,861,000 achieved in the comparable period of 2002. The gross margin in 2003 was 44.1%, compared to 39.3% in 2002. These increases, as indicated above, were due to the more favorable sales mix realized by the Company as a result of higher sales of retail products.

     Selling, general and administrative expenses for the year ended December 31, 2003 increased substantially over the comparable period in 2002, largely as a result of management bonuses due officers in accordance with their employment contracts. Insurance costs increased over $100,000, a significant portion of which is as a result of the increased cost of the Directors and Officers insurance.

     Management bonuses were computed based upon the comparison of current year earnings per share to a base year, in accordance with terms of the officers employment contracts, and amounted to $755,000 for the year ended December 31, 2003, and was included in administrative expenses. No bonuses were payable for the year ended December 31, 2002 due to the results achieved in 2002.

     Interest income and interest expense both declined during the year ended December 31, 2003, as a result of continued low interest rates. Interest income should decline in 2004 if the anticipated "going-private" transaction is consummated and a significant amount of cash is utilized in connection with such transaction. It is also anticipated that interest expense will decline significantly in 2004 since the Company will have satisfied its obligation to the Colgate-Palmolive Company arising as a result of the 1995 acquisition of certain brands. Included in other income was the $50,000 royalty payment from Color Me Beautiful, as well as a $187,000 settlement in connection with the Department of Transportation lawsuit.

     The provision for income taxes of $727,000 provided for in the statement of operations includes state income taxes of approximately $120,000 payable to certain states outside of Florida where the Company is deemed to have business nexus. In addition, both federal and state income taxes were adversely affected by the non-deductibility of certain expenses incurred in connection with the "going-private" transaction and are considered permanent differences. These items, among others, had the effect of increasing the effective tax rate of the Company from 34% to approximately 49%. Since the management bonuses discussed above were not disbursed prior to March 15, 2004, they will not be deductible by the Company on its 2003 Federal income tax return and therefore are considered a temporary difference and will not be deductible until paid in 2004. The Company has sufficient other temporary differences, primarily amortization, that can be utilized in 2003; as a result it is anticipated that a minimal amount of federal income taxes will currently be payable for the year ended

December 31, 2003. The ultimate utilization of any tax deduction and/or any Net Operating Loss (NOL) carryforward that the Company may have may be limited, however, by the contemplated "going-private" transaction.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO 2001
__________________________________________________

     Net sales for 2002 decreased primarily as a result of declines in the revenues from the Company's Professional and Manufacturing business segments. The decline in net sales for the Professional segment was approximately $1,861,000. Over the past several years, there has been a consolidation in the distribution network for professional products and this has had an adverse impact on net sales. The Manufacturing segment experienced a decline in sales as a result of a decline in private label production. The Retail segment showed a small sales increase, largely on the strength of an increase in sales of talc products. In the retail environment, the Company is continually faced with demands for up-front concessions, such as slotting allowances, from major retailers in order to carry retail products from suppliers like Stephan and the Company's reluctance to pay all of these charges may inhibit the overall distribution of some items to certain markets or geographic areas.

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

     Management of the Company was able to substantially reduce expenses, with selling, general and administrative expenses (SG&A) decreasing in excess of $2,850,000, from $11,363,000 in 2001 to $8,509,000 in 2002. The
Company significantly reduced payroll and related costs as well as professional fees. In addition, the decline in sales resulted in reduced freight and delivery expenses. The implementation of SFAS No. 142, with respect to goodwill and trademark amortization, reduced amortization expense (which is included in SG&A) by $1,259,000 in 2002.

     Interest expense decreased over $219,000 in 2002 as a result of a decrease in outstanding debt and lower interest rates; interest income also declined over $200,000 due to significantly lower interest rates. Interest income for the year ended December 31, 2002, was $378,000, compared to $580,000 earned in 2001. Other income included royalty payments from Color Me Beautiful of $105,000 in connection with the marketing of Frances Denney products, and a royalty fee of $43,750 for the temporary licensing of New Era products.

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

     Net income for the year ended December 31, 2002, was adversely impacted by the write-down of goodwill and other intangible assets; an aggregate of approximately $8.4 million was written-off, with a net after tax effect of reducing income by approximately $6.8 million. The net loss for the year ended December 31, 2002, after taking into consideration the goodwill and other intangible assets charge, was $6,259,000.

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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Working capital increased $1,173,000 from December 31, 2002, and was approximately $17,943,000 at December 31, 2003. Cash and cash equivalents increased to $13,302,000 as compared to $10,786,000 as of December 31, 2002. Total cash, including certificates of deposit ("CDs"), increased from $17,538,000 at December 31, 2002 to $18,945,000 at December 31, 2003.
The Company has continued to secure its outstanding long-term debt with Wachovia Bank with all of these CDs. While the CDs periodically mature, they are classified as non-current and not included in working capital or cash and cash equivalents. The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction. As announced in October 2003, the Company secured a $5,000,000 line of credit with Merrill Lynch Business Financial Services, Inc. This line of credit will be available for use in the "going-private" transaction, if necessary, and contains certain financial and other related covenants, all of which the Company is currently in compliance with.

     The Company does not have any off-balance sheet financing or similar arrangements.

Inventory levels continued to decline as management continued to engage its efforts to reduce the overall amount of inventory on hand, both through the use of more effective inventory control techniques, as well as a more thorough phasing out of old, obsolete or slow moving items.

          The Company has not experienced any material adverse impact from the effects of inflation in the last several years. Management maintains some flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Company's products, as well as the components used, are petroleum-based products, and as a result, the prices for raw materials are and will continue to be subject to oil prices which, in turn, are subject to various political or economic pressures. The Company does not presently foresee any material increase in the costs of raw materials or component costs, and our management believes it has the flexibility of calling upon multiple vendors and the ability to increase prices to offset any price changes.

     The following table sets forth certain information regarding future contractual obligations of the Company as of December 31, 2003:


                              Payments due by period (in thousands)

                                      Less than   1-3
       Contractual obligation      Total    1 year    years
       ______________________     _______  _________ _______

        Bank debt payable         $ 5,458   $ 1,110   $4,348

        Colgate debt payable        1,332     1,332     -

        Employment contracts        1,739       828      911

        Operating leases              314       209      105
                                  _______   _______   ______

          TOTAL OBLIGATIONS       $ 8,843   $ 3,479   $5,364
                                  =======   =======   ======

NEW FINANCIAL ACCOUNTING STANDARDS
__________________________________

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34)". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We adopted the disclosure requirements in 2002 and the initial recognition and measurement provisions in 2003. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosure in both annual and interim financial statements about the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, "Interim Financial Reporting", the interim periods beginning after December 15, 2002, although earlier application is encouraged. The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock-based compensation. Accordingly, no compensation expense has been recognized for options granted under the Company's compensation plan as no grants were made at less than market value.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB 51. FIN 46, as revised in December 2003, provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE's created after January 31, 2003. For variable interests in VIE's created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not require a change in accounting treatment of any VIE's. The Company did not become a party to any VIE's during 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and

Equity". This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of certain provisions of the guidance in SFAS No. 150. The FASB decided to defer the application of certain aspects of Statement 150 until it could consider some of the resulting implementation issues. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company's financial condition or results of operations. The Company does not believe the effect of the provisions of SFAS No. 150 that have been deferred to future periods will have a material impact on the Company's financial statements.

RECENT EVENTS
_____________

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management-led group to purchase all of the shares of common stock of the Company not already owned by such group. The acquisition group's initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. On March 22, 2004, the Company announced that the bid was further revised to an all cash price of $4.60 per share, to more appropriately reflect the updated fairness opinion received from SunTrust Robinson Humphrey. On September 19, 2003, at no cost to shareholders, the Company entered into a Working Capital Management Account ("WCMA") agreement with Merrill Lynch Business Financial Services Inc. providing for the creation of a WCMA line of credit not to exceed $5,000,000. Borrowings against the line of credit will be collateralized by the Company's accounts receivable and inventories and the debt will bear a variable interest rate using a 1-month LIBOR rate plus 2.25%. The provisions of the credit line include periodic accounting and reporting requirements, maintenance of certain business and financial ratios as well as restrictions on additional borrowings.

     In late 2001 and during 2002 the Special Committee received from Curtis Rudolph, a shareholder of the Company, an indication of his interest in acquiring the common stock of the Company; however, no offer was forthcoming. In November 2002, Mr. Rudolph initiated an action in Florida state court (Broward County, Florida) seeking to obtain a review of certain "books and records" of the Company to which he claimed he was entitled as a shareholder of the Company. The Company had previously denied him access to those books and records due to his unwillingness to sign a non-disclosure agreement relating to the Company's non-public information in the standard form required of other potential bidders for the Company. In January 2003, pursuant to a settlement agreement with the Company, Mr. Rudolph agreed to execute the non-disclosure agreement. By letter dated January 13, 2003, Mr. Rudolph reiterated his interest in making a proposal to acquire the Company. On or about February 14, 2003, Mr. Rudolph submitted an unexecuted proposal to acquire substantially all of the assets and assume certain liabilities of the Company. The Special Committee rejected this proposal as it was unexecuted, contained certain unacceptable terms, was subject to unacceptable conditions, and was structured as an asset purchase rather than a stock purchase. In particular, the asset purchase structure presented substantial negative tax consequences to the Company and its shareholders and was deemed impractical. Under the circumstances, the Special Committee determined Mr. Rudolph's proposal to not be in the best interests of the Company's shareholders. The Board of Directors, through its Special Committee, attempted to negotiate with Mr. Rudolph, but no further offer has been forthcoming.

     On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will be acquired by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom are current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of non-management and disinterested directors of the Company's Board of Directors. The Special Committee has received an opinion from SunTrust Robinson Humphrey that the merger consideration to be paid pursuant to the Merger Agreement is fair from a financial point of view to the stockholders other than the Acquisition Group. On October 24, 2003, the Company executed an Amended and Restated Merger Agreement extending certain dates and making minor changes to the original Merger Agreement and on November 4, 2003, in connection with the "going-private" transaction, the Company filed a Preliminary Proxy with the Securities and Exchange Commission. In March 2004, the Company executed a further amendment to the merger agreement which, among other things, incorporated the new consideration offered by the acquisition group of $4.60 per share in cash.

     If prior to the closing of the transactions contemplated by the Merger Agreement, as amended, the Special Committee concludes that its failure to provide information to, or engage in discussions with, third parties who are interested in acquiring the Company, would be inconsistent with its fiduciary duties to Stephan's stockholders, then the Special Committee may thereafter continue to provide information to, and engage in discussions and negotiations with, such interested parties. Under specified circum-stances, Stephan has the right to terminate the Agreement and to enter into an agreement with a party proposing a competing transaction which is deemed superior to the transaction proposed by the Acquisition Group.

     Completion of the merger is subject to customary closing conditions, including stockholder approval. The Special Committee has agreed to extend the closing date of the transaction to no later than July 31, 2004. As discussed above, the Company has secured a $5,000,000 line of credit with Merrill Lynch (unused at December 31, 2003), a portion of which may be used in the "going-private" transaction. Company stockholder approval will be solicited by means of a proxy statement, which will be mailed by the Company to stockholders upon completion of the required Securities and Exchange Commission filing and review process.

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. After incurring approximately $530,000 of expenses through December 31, 2003, it is estimated that the remaining costs associated with this process will be approximately $175,000.

     As previously reported, due to the length of time for the "going private" transaction to be consummated, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange (AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company expects to do this in its proxy materials to be filed in connection the proposed "going private" transaction. In addition, the Company will include annual meeting materials in its revised proxy statement. The Company believed it was in violation of certain AMEX rules with respect to the composition of the Board of Directors and the Audit Committee which could subject the Company to civil penalties and/or the delisting of the Company's stock. The Company, based upon on-going discussions with AMEX and the Company's legal counsel, now believes that none of the aforementioned issues are of a material nature and any penalties, if levied, would not be material to the Company's financial position or results of operations.

CURRENT TRENDS
______________

     While net sales were favorably impacted in 2003 from the sales of Quinsana Medicated Talc to the military, as previously indicated, sales levels of this product returned to normal after the initial phase of the Middle East conflict. The Company is optimistic that new supply and manufacturing agreements for amenities and retail products, executed in 2003 with several new customers, will help maintain a level of sales consistent with the prior year. These sales, however, will be at a lower gross margin and in all likelihood, will adversely impact the gross profit margin of the Company. Additionally, it is anticipated that the effect of these new customers will not be felt until the latter part of 2004, and as such, first and second quarter sales for 2004, when compared to 2003, may be significantly lower.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
__________________________________________

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire. We believe that the following are the most critical accounting policies that requires

                                     23
management to make difficult, subjective and/or complex judgments, often due to a need to make estimates about matters that are inherently uncertain:

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

     INVENTORIES: Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. We periodically evaluate inventory levels, giving consideration to factors such as the physical condition of the goods, the sales patterns of finished goods and the useful life of particular packaging, componentry and finished goods and estimate a reasonable amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the valuation allowances were established.

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

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite lived intangible assets are to be evaluated for impairment on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. The use of various acceptable and appropriate methods of valuation requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The Company does not own or maintain an interest in derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks. The Company has no interest rate risk on its fixed rate debt since the interest rate on the note payable to a bank resets annually upon the anniversary of the loan (August) at 50 basis points above the Certificate of Deposit interest rate that collateralizes the loan.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the consolidated financial statements and supplementary data contained elsewhere in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A:  Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this annual report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

 (b) Change in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               PART III


     The information required by Part III of this Form 10-K (Items 10-14) is incorporated herein by reference from the Company's proxy statement with respect to the Company's 2004 annual meeting of stockholders scheduled to be filed with the Securities and Exchange Commission no later than April 29, 2004.

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

          10.13    1990 Key Employee Stock Incentive Plan, as amended.

          10.14    1990 Non-Employee (Outside Directors) Plan, as amended.

          10.15 Merger Agreement, dated April 30, 2003, by and among The Stephan Co., Gunhill Enterprises and Eastchester Enterprises, including exhibits, included with Form 8-K filed May 8, 2003, is incorporated herein by reference.

          10.16 Working Capital Management Account agreement dated September 19, 2003 with Merrill Lynch Business Financial Services Inc., creating a line of credit not to exceed $5,000,000, included with Form 8-K filed October 3, 2003, and amended October 9, 2003, is incorporated herein by reference.

          10.17 Second Amended and Restated Agreement and Plan of Merger, dated March 24, 2004, by and among The Stephan Co., Gunhill Enterprises and Eastchester Enterprises, including exhibits, included with Form 8-K filed March 30, 2004, is incorporated herein by reference.

          31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
Officer.

          31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
Officer.

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)     Financial Statements and Financial Statement Schedules
          (i)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2003 and 2002.

          Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

          Consolidated Statements of Changes in Stockholders'
          Equity for the years ended December 31, 2003, 2002, and 2001.

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules
               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Stephan Co.:


We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.




DELOITTE & TOUCHE LLP
Certified Public Accountants




Fort Lauderdale, Florida
April 7, 2004

                    THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2003 AND 2002



                                ASSETS


                                              2003           2002
                                           ___________    ___________
 CURRENT ASSETS

  Cash and cash equivalents                $13,302,159    $10,785,995

  Accounts receivable, net                   1,444,508      1,451,299

  Inventories                                7,497,262      7,623,764

  Income taxes receivable                         -            65,378

  Prepaid expenses
   and other current assets                    784,601        357,829
                                           ___________    ___________

   TOTAL CURRENT ASSETS                     23,028,530     20,284,265


CERTIFICATES OF DEPOSIT                      5,642,500      6,752,500

PROPERTY, PLANT AND EQUIPMENT, net           1,702,330      2,004,465

GOODWILL, net                                5,857,980      5,857,980

TRADEMARKS, net                              8,664,809      8,664,809

OTHER INTANGIBLE ASSETS, net                   298,773        391,365

OTHER ASSETS                                 2,867,958      3,699,657
                                           ___________    ___________
     TOTAL ASSETS                          $48,062,880    $47,655,041
                                           ===========    ===========








             See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2003 AND 2002


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 2003             2002
                                             ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                           $ 2,614,731       $2,018,236

 Current portion of
  long-term debt                               2,442,273        1,496,147

 Income taxes payable                             28,270             -
                                             ___________      ___________
   TOTAL CURRENT LIABILITIES                   5,085,274        3,514,383

DEFERRED INCOME TAXES, net                     1,133,051          655,773

LONG-TERM DEBT, less current
 maturities                                    4,347,500        6,395,443
                                             ___________      ___________
   TOTAL LIABILITIES                          10,565,825       10,565,599
                                             ___________      ___________

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   1,000,000 shares authorized; none issued         -                -
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,410,577 shares issued at
   December 31, 2003 and 2002                     44,106           44,106
  Additional paid in capital                  18,417,080       18,417,080
  Retained earnings                           20,387,432       19,979,819
                                             ___________      ___________
                                              38,848,618       38,441,005
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                         (1,351,563)      (1,351,563)
                                             ___________      ___________
   TOTAL STOCKHOLDERS' EQUITY                 37,497,055       37,089,442
                                             ___________      ___________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $48,062,880      $47,655,041
                                             ===========      ===========


              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                 2003           2002            2001
                                 ___________    ___________    ___________
NET SALES                        $25,336,017    $25,066,950    $28,296,312

COST OF GOODS SOLD                14,157,918     15,206,352     16,243,428
                                 ___________    ___________    ___________
GROSS PROFIT                      11,178,099      9,860,598     12,052,884

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          9,752,137      8,509,114     11,363,190
                                 ___________    ___________    ___________
OPERATING INCOME                   1,425,962      1,351,484        689,694

OTHER INCOME(EXPENSE)
 Interest income                     227,399        378,441        579,866
 Interest expense                   (403,028)      (479,125)      (698,207)
 Royalty and other income            237,000        148,750        175,000
                                 ___________     __________    ___________
INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE    1,487,333      1,399,550        746,353

INCOME TAX EXPENSE                  (726,874)      (896,880)      (138,398)
                                 ___________     __________    ___________
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE               760,459        502,670        607,955

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  TAX BENEFIT OF $1,662,911             -        (6,761,576)          -
                                 ___________    ___________    ___________
NET INCOME/(LOSS)                $   760,459    $(6,258,906)   $   607,955
                                 ===========    ===========    ===========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE:

 INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE          $       .18     $      .12    $       .14

 CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE               -            (1.58)           -
                                 ___________     __________    ___________
 BASIC AND DILUTED EARNINGS/
   (LOSS) PER SHARE              $       .18     $    (1.46)   $       .14
                                 ===========     ==========    ===========
WEIGHTED AVERAGE NUMBER OF
  DILUTED SHARES OUTSTANDING       4,312,711      4,285,577      4,285,577
                                 ===========     ==========    ===========
              See notes to consolidated financial statements.

                             THE STEPHAN CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


              Common Stock      Additional             Contingently
          ____________________   Paid in    Retained    Returnable    Treasury
           Shares   Par Value   Capital     Earnings      Shares        Stock
          _________ _________ ___________  ___________  ____________ _________
Balances,
 Jan. 1,
 2001    4,426,897  $ 44,269  $18,477,341  $26,336,463  $(1,351,563) $(60,424)

Treasury
 stock
 retired   (16,320)     (163)    (60,261)       -            -         60,424

Dividends
 paid        -          -            -        (352,847)        -         -
Net income   -          -            -         607,955         -         -
          _________  _________ __________   __________   __________  _________

Balances,
 Dec. 31,
 2001     4,410,577    44,106  18,417,080   26,591,571   (1,351,563)-      -

Dividends
 paid          -          -            -      (352,846)        -           -

Net loss       -          -            -    (6,258,906)        -           -
          _________   ________  ___________ ___________  ___________ _________

Balances,
 Dec. 31,
 2002     4,410,577   44,106   18,417,080   19,979,819   (1,351,563)       -

Dividends
 paid         -          -            -       (352,846)        -           -

Net income   -          -            -         760,459         -            -
          _________  ________  ___________  ___________  ___________ _________

Balances,
 Dec. 31,
 2003     4,410,577  $ 44,106  $18,417,080  $20,387,432 $(1,351,563)  $     -
          =========  ========  ===========  ===========  ===========  ========

                             See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                        2003         2002         2001
                                    ___________  ___________   __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                   $   760,459  $(6,258,906)  $  607,955
                                    ___________  ___________   __________

Adjustments to reconcile net income/
 (loss) to net cash flows provided
 by/(used in) operating activities:

   Depreciation                         287,978      333,632      394,556
   Amortization of intangibles             -            -       1,353,568
   Amortization of deferred
    acquisition costs                    92,592       93,464      146,137
   Loss on disposal of property
    plant and equipment                  34,422         -            -
   Deferred income
    tax provision/(benefit)             477,278     (879,512)    (142,520)
   Provision for doubtful accounts       80,899       80,725      131,164
   Impairment loss on goodwill             -       8,424,487         -

   Changes in operating assets
   and liabilities:

     Accounts receivable                (74,108)     276,804    1,086,561
     Inventories                        126,502    1,662,531    1,091,556
     Income taxes receivable/payable     93,648      279,842      682,892
     Prepaid expenses
      and other current assets         (426,772)     (91,369)     (59,399)
     Other assets                       831,699      (78,554)    (551,392)
     Accounts payable
      and accrued expenses              596,495     (541,815)    (441,669)
                                     __________    _________    _________

     Total adjustments                2,120,633    9,560,235    3,691,454
                                     __________    _________    _________
Net cash flows provided
 by operating activities              2,881,092    3,301,329    4,299,409
                                     __________    _________    _________





              See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                         2003         2002        2001
                                      __________  __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant
   and equipment                        (20,265)     (30,094)     (85,038)

  Purchase of intangible assets            -            -         (49,070)
                                      _________    _________   __________
Net cash flows used in
 investing activities                   (20,265)     (30,094)    (134,108)
                                      _________    _________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (1,101,817)  (1,374,036)  (9,517,580)

  Proceeds from notes payable
   to bank                                 -            -       8,140,000

  Change in certificates
   of deposit                         1,110,000      832,500   (7,585,000)

  Dividends paid                       (352,846)    (352,846)    (352,847)

                                    ___________   __________   __________
Net cash flows used in
 financing activities                  (344,663)    (894,382)  (9,315,427)
                                    ___________   __________   __________

NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS           2,516,164    2,376,853   (5,150,126)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                10,785,995    8,409,142   13,559,268
                                    ___________  ___________  ___________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $13,302,159  $10,785,995  $ 8,409,142
                                    ===========  ===========  ===========




              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



Supplemental Disclosures of Cash Flow Information:


                                      2003          2002          2001
                                   __________    __________    __________

  Interest paid                    $  248,051    $  448,650    $  651,533
                                   ==========    ==========    ==========
  Income taxes paid                $  122,255    $  212,324    $  100,614
                                   ==========    ==========    ==========


Supplemental Disclosure of Non-Cash Investing and Financing Activities:


For the year ended December 31, 2001, 16,320 shares of treasury stock were retired.


























                See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

         NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair and personal care grooming products principally throughout the United States, and as more fully explained in
Note 9, the Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

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

         MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of net sales in 2003. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a large customer could have an adverse effect on the Company.

         GOODWILL and OTHER INTANGIBLE ASSETS: Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in transactions accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and trademarks having indefinite lives, which were being amortized over various periods, are no longer being amortized and in accordance with SFAS No. 142, are now subject to periodic testing for impairment. Deferred acquisition costs that have definite lives are continuing to be amortized over their estimated useful lives of 10 years. Goodwill and trademarks of a reporting unit (as defined in SFAS No. 142) are tested for impairment on an annual basis at a minimum, or as circumstances dictate. As a result of implementing SFAS No. 142, the Company incurred a $6,762,000 impairment charge (net of an income tax benefit of $1,663,000) upon adoption in 2002.

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

         STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. There were no stock based compensation charges to operations during 2003, 2002 or 2001.

     The following table illustrates the effect on net income/(loss) and net income/(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                            2003      2002       2001
                                          ________  ________   ________

  Net income/(loss), as reported          $    760   $(6,259)     $ 608

  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects          165       311        384
                                          ________   _______    _______

  Pro forma net income/(loss)             $    595   $(6,570)   $   224
                                          ========   =======    =======
  Net income/(loss) per share:

        As reported                        $  .18   $ (1.46)   $   .14

        Pro forma                          $  .14   $ (1.53)   $   .05

     In connection with the pro-forma information above, the pro forma effect takes into consideration only options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of stock options granted during 2003, 2002 and 2001 was $ 1.58, $1.30, and $1.37, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and included the following assumptions for the years ended December 31, 2003, 2002 and 2001:

                                    2003        2002        2001
                                 __________  __________  __________

      Life expectancy              5 years    5 years      5 years
      Risk-free interest rate        3%          3%           5%
      Expected volatility           59%         55%          59%
      Dividends per share           $.08        $.08        $.08


         FAIR VALUE OF FINANCIAL INSTRUMENTS: The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and recognized valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market sale of such instruments.

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

     As of December 31, 2003 and 2002 there were no significant differences in the carrying values and fair market values of financial instruments.

         REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involves the delivery of manufactured goods and reasonable assurance as to the collectability of the resulting account receivable.

         PROMOTIONAL AND SALES RETURNS ALLOWANCES: The Company partici-pates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. All such costs are netted against sales and amounted to approximately $345,000, $335,000 and $310,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company's best estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. While the Company believes that promotional allowances are adequate and that the judgment applied is appropriate, amounts estimated to be due and payable could differ materially from actual costs incurred in the future.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2003 and 2002 were approximately $12,698,000 and $10,121,000, respectively. At December 31, 2003 and 2002, the Company excluded certificates of deposit in the amount of $5,642,500 and $6,752,500, respectively, from the above as they are pledged as collateral for a bank loan.

         INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2003 and 2002 were approximately $2,940,000 and $2,614,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2003 and 2002 were approximately $979,000 and $1,257,000, respectively.

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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2003, 2002 and 2001, the Company had 547,570, 672,120 and
743,648 outstanding stock options, respectively. At December 31, 2003, 27,134 options were included in the calculation of diluted earnings per share. For the years ended December 31, 2002 and 2001, none of the options were included in the calculation of earnings per share because their inclusion would be anti-dilutive, and as such, 4,285,577 shares were used for the calculation of basic earnings per share.
         NEW FINANCIAL ACCOUNTING STANDARDS: In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB

Interpretation No. 34)". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company adopted the disclosure requirements in 2002 and the initial recognition and measurement provisions in 2003. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosure in both annual and interim financial statements about the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, "Interim Financial Reporting", the interim periods beginning after December 15, 2002, although earlier application is encouraged. The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in measuring stock-based compensation. Accordingly, no compensation expense has been recognized for options granted under the Company's compensation plan as no grants were made at less than market value.

      In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB 51. FIN 46, as revised in December 2003, provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE's created after January 31, 2003. For variable interests in VIE's created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not require a change in accounting treatment of any VIE's. The Company has not become a party to any VIE's during 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of certain provisions of the guidance in SFAS No. 150. The FASB decided to defer the application of certain aspects of Statement 150 until it could consider some of the resulting implementation issues. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company's financial condition or results of operations. The Company does not believe the effect of the provisions of SFAS No. 150 that have been deferred to future periods will have a material impact on the Company's financial statements.

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2003 and 2002 consisted of the following:

                                        2003             2002
                                     __________       __________
Trade accounts receivable            $1,557,432      $1,614,580
Less: Allowance for
 doubtful accounts                     (112,924)        (163,281)
                                     __________       __________
Accounts receivable, net             $1,444,508       $1,451,299
                                     ==========       ==========

     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                      2003           2002          2001
                                   _________      _________     _________
Balance, beginning of year         $ 163,281      $ 152,225     $ 105,002
Provision for doubtful
 accounts                             80,899         80,725       131,164
Uncollectible accounts
 written off, net of recoveries     (131,256)       (69,669)      (83,941)
                                   _________      _________     _________
Balance, end of year               $ 112,924      $ 163,281     $ 152,225
                                   =========      =========     =========

NOTE 3.  INVENTORIES

     Inventories at December 31, 2003 and 2002 consisted of the following:

                                     2003               2002
                                 ____________       ____________
  Raw materials                  $  2,007,174       $  2,162,273
  Packaging and components          2,612,798          3,100,917
  Work in progress                    257,476            328,976
  Finished goods                    5,338,369          5,579,290
                                 ____________       ____________
                                   10,215,817         11,171,456
  Less: Amount included
        in other assets            (2,718,555)        (3,547,692)
                                 ____________       ____________
  Balance, end of year           $  7,497,262       $  7,623,764
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

     Included in other assets is inventory not anticipated to be utilized within one year and is comprised primarily of packaging, components and finished goods. The Company provides an allowance for these slow moving goods that includes the estimated costs of disposal of inventory that may ultimately become unusable or obsolete.

NOTE 4.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at December 31, 2003 and 2002 consisted of the following:
                                        2003                2002
                                     __________         ___________
  Land                               $  379,627         $   379,627
  Buildings and improvements          2,129,570           2,129,570
  Machinery and equipment             1,854,287           1,934,774
  Furniture and office equipment        547,024             526,762
                                     __________          __________
                                      4,910,508           4,970,733
  Less: accumulated depreciation     (3,208,178)         (2,966,268)
                                     __________          __________
  Balance, end of year               $1,702,330          $2,004,465
                                     ==========          ==========

NOTE 5.  GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

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

     As a result of the impairment review mandated by SFAS No. 142, the Company determined that the carrying value of certain goodwill and trademarks with indefinite lives was impaired, decreasing the carrying value of goodwill and other such intangible assets, upon adoption, by approximately $8,424,000 ($6,762,000, net of taxes).

     The above impairment charge, recorded as a cumulative effect of change in accounting principle, as prescribed by SFAS No. 142, impacted several different subsidiaries and divisions. Based upon information available to the Company, in general, goodwill and trademark valuations were performed using present value techniques involving estimates of future cash flows. The change in the carrying amount of goodwill and trademarks, by segment impacted, for the year ended December 31, 2002 can be summarized as follows (in thousands):

                                      Total   Professional   Retail
                                    _________ ____________  ________

     Balance, December 31, 2001     $ 22,947    $  9,905    $ 13,042
     Goodwill and trademark
      impairment upon adoption
      of SFAS No. 142                 (8,424)     (3,440)     (4,984)
                                    ________    ________    ________

     Balance, December 31, 2002     $ 14,523    $  6,465    $  8,058
                                    ========    ========    ========

     The Company performed its annual impairment test as of December 31, 2003 and 2002 and determined that no change in the carrying value of goodwill and trademarks was required.

     Amortization of goodwill and other intangible assets with indefinite lives ceased upon adoption of SFAS No. 142 on January 1, 2002. The table below reflects the impact of the implementation of SFAS No. 142 for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

                                                    2003    2002    2001
                                                  _______  ______  ______
 Income before cumulative effect of change
     in accounting principle (as reported)        $   760  $  503  $  608
    After tax goodwill amortization                   -       -     1,026
                                                  _______  ______  ______
 Pro forma income before cumulative effect
     of change in accounting principle            $   760  $  503  $1,634
                                                  =======  ======  ======
Income per share before cumulative effect
     of change in accounting principle
     (as reported) (basic and diluted)            $   .18  $  .12  $  .14
                                                  =======  ======  ======
 Pro forma basic and diluted earnings
     per share before cumulative effect of
     change in accounting principle               $   .18  $  .12  $  .38
                                                  =======  ======  ======

Other intangible assets can be summarized as follows:

                                               2003       2002
                                            _________  _________

      Deferred acquisition costs            $ 934,544  $ 934,544
      Less: Accumulated amortization         (635,771)  (543,179)
                                            _________  _________

      Balance, end of year                  $ 298,773  $ 391,365
                                            =========  =========

     Amortization expense of other intangible assets for 2003, 2002 and 2001 was $93,000, $93,000 and $146,000, respectively. Amortization expense of other intangible assets, recorded as of December 31, 2003, for the years ended December 31, 2004 through 2007 is anticipated to be as follows: 2004:
$84,000; 2005: $82,000; 2006: $66,000; 2007: $66,000.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2003 and 2002 consisted of the following:

                                               2003            2002
                                           ___________     ___________

Accounts payable                           $   539,311     $   486,262
Accrued marketing expenses                     735,091         673,125
Accrued payroll, bonuses
 and related costs                           1,046,311         272,254
Accrued legal and professional fees            223,490         285,401
Other accrued expenses                          70,528         301,194
                                           ___________     ___________
Balance, end of year                       $ 2,614,731     $ 2,018,236
                                           ===========     ===========

NOTE 7.  LONG-TERM DEBT

     Long-term debt at December 31, 2003 and 2002 consisted of the following:
                                               2003             2002
                                           ____________     ____________

1.89% note payable to bank, principal
 of $92,500 plus interest due monthly
 through August 2, 2006; collateralized
 by a security interest in a certificate
 of deposit of like amount, which bears
 interest at 50 basis points below the
 interest charged on the note.             $ 5,457,500       $ 6,567,500

                                               2003             2002
                                           ____________     ____________

Guaranteed minimum payments of $250,000
 due semi-annually to Colgate-Palmolive
 through January 31, 2004, discounted
 at an 8% rate; collateralized by a
 security interest in the brand trade-
 marks acquired from Colgate-Palmolive,
 with a net carrying value of
 approximately $5,198,000.                   1,332,273         1,324,090
                                           ___________       ___________

                                             6,789,773         7,891,590

Less: current portion                       (2,442,273)       (1,496,147)
                                           ___________       ___________
Long-term debt                             $ 4,347,500       $ 6,395,443
                                           ===========       ===========

     At December 31, 2003, approximate maturities of long-term debt are $2,442,000 in 2004, $1,110,000 in 2005, $1,110,000 in 2006 and
$2,127,500 in 2007.

     On April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the above obligation by approximately $418,000. This amount will be reflected as a gain in 2004.

NOTE 8.  INCOME TAXES

     The provision/(benefit) for income taxes is comprised of the following for the years ended December 31:

                           2003              2002             2001
                       ___________       ___________      ___________
Current tax:
 Federal                 $ 117,021       $      -         $   213,843
 State                     132,575           113,482           67,075
                       ___________       ___________      ___________
  Total current
   provision               249,596           113,482          280,918
                       ___________       ___________      ___________
Deferred tax:
 Federal                   433,266           703,396          (83,715)
 State                      44,012            80,002          (58,805)
                       ___________       ___________      ___________
  Total deferred
   provision/(benefit)     477,278           783,398         (142,520)
                       ___________       ___________      ___________
Total provision
 for income taxes      $   726,874       $   896,880      $   138,398
                       ===========       ===========      ===========

     In 2002, the Company recorded a deferred tax benefit of $1,663,000 from the cumulative effect of a change in accounting principle resulting in a net tax benefit for the year ended December 31, 2002 of $766,000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred income tax liability in the accompanying consolidated balance sheets includes deferred tax assets and liabilities attributable to the following items:
                                            2003              2002
                                         __________       ___________
   Net operating losses                  $     -          $  (105,900)
   Accounts receivable allowances           (44,604)          (64,496)
   Inventory allowance                     (101,845)             -
   Property, plant and equipment             95,208            68,758
   Amortization of intangibles            1,601,809           984,776
   Charitable contribution
    carryforward                           (121,747)         (268,359)
   State income taxes                       (57,407)          (34,912)
   Accrued liabilities and other           (360,110)         (192,453)
                                         __________       ___________
                                          1,011,304           387,414
   Less: Valuation allowance                121,747           268,359
                                         __________       ___________
   Deferred income tax liability, net    $1,133,051       $   655,773
                                         ==========       ===========
     The provision for Federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:
                                           2003        2002        2001
                                          ______      ______      ______
Amount computed on pretax income           35.0%       35.0%       35.0%
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                       7.8         9.1          .7
 Change in valuation allowance               -         19.2          -
 Goodwill                                    .2          .2        16.8
 Benefit of graduated rates                (1.0)       (1.0)       (1.0)
 Privatization transaction costs            6.7          -           -
 Tax exempt interest                       (1.6)       (1.8)       (3.3)
 Other                                      1.8         3.3       (29.7)
                                          _____       _____       _____
 Total income tax                          48.9%       64.0%       18.5%
                                          =====       =====       =====
     For the year ended December 31, 2002, the tax provision was increased by recording an income tax valuation allowance of approximately $268,000 in order to provide for the likelihood that the Company's charitable contribution carryforward will expire unused.

     For the year ended December 31, 2001, the tax provision was reduced by approximately $210,000 due to a reduction for tax liabilities which are no longer required.
                                     F-19

NOTE 9.  SEGMENT INFORMATION

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

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:

                                             INCOME BEFORE INCOME TAXES
                                           AND CUMULATIVE EFFECT OF CHANGE
                        NET SALES              IN ACCOUNTING PRINCIPLE
                 ________________________   ______________________________
                  2003     2002    2001        2003      2002     2001
                 _______________________    ______________________________
Professional     $17,573 $17,891 $19,752     $ 1,449   $ 1,081  $   379
Retail             7,373   6,728   6,496         873       885      596
Manufacturing      6,713   7,144   9,358        (112)      (29)     325
                 _______ _______ _______     _______   _______  _______
   Total          31,659  31,763  35,606       2,210     1,937    1,300

Intercompany
  Manufacturing   (6,323) (6,696) (7,310)       (723)     (537)    (554)
                 _______ _______ _______     _______   _______  _______
   Consolidated  $25,336 $25,067 $28,296     $ 1,487   $ 1,400  $   746
                 ======= ======= =======     =======   =======  =======


                    INTEREST INCOME              INTEREST EXPENSE
                 _______________________     __________________________
                   2003    2002    2001        2003     2002      2001
                 _______________________     __________________________
Professional     $  174  $  233  $  316      $   90    $ 270    $  388
Retail               47      95     150         304      201       292
Manufacturing         6      50     114           9        8        18
                 ______  ______  ______      ______    ______   ______
   Total         $  227  $  378  $  580      $  403    $ 479    $  698
                 ======  ======  ======      ======    ======   ======

                     DEPRECIATION AND
                       AMORTIZATION                 TOTAL ASSETS
                 ______________________           _________________
                    2003   2002    2001              2003     2002
                 ______________________           _________________
Professional      $   89 $  135  $  941           $17,116   $15,284
Retail                43     43     799            20,866    20,280
Manufacturing        249    249     154            10,081    12,091
                 _______ _______ ______           _______   _______
   Total          $  381 $  427  $1,894           $48,063   $47,655
                 ======= ======= ======           =======   =======

     The accounting policies used for each of the segments are the same as those used for the Company and are described in the summary of significant accounting policies in Note 1. Included in Manufacturing net sales are intercompany sales to related segments, which are generally recorded at cost plus 10%. Management of the Company evaluates the performance of each segment based upon results of operations before income taxes, intercompany allocations, interest and amortization.

NOTE 10. COMMITMENTS AND CONTINGENCIES

          The Company has entered into employment agreements with certain officers. These agreements, which expire on various dates through January 2006, provide for incentive bonuses based on consolidated earnings per share in excess of the applicable base year, as defined in the employment agreement. For the year ended December 31, 2003, management bonuses included in selling, general and administrative expenses were $755,000. No bonuses were payable for the year ended December 31, 2002 due to the results achieved in 2002.

     Annual rent payments due under non-cancelable operating leases at December 31, 2003 are:

                     2004               $ 209,600
                     2005                 104,800
                                        _________
                                        $ 314,400
                                        =========

      Annual rent expense for each of the last three years is as follows:

                     2003                $620,800
                     2002                 600,800
                     2001                 624,400

     Included in rent expense above for the years ended December 31, 2003, 2002 and 2001 is $ 213,000, $179,000 and $191,000, respectively, paid to
Shaheen & Co., Inc., the former owner of Morris Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., who owns the building the Company leases in Danville, Illinois, is currently a member of the Board of Directors and a significant shareholder of the Company.

     In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2003, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     On November 1, 2001, a private label customer filed a lawsuit against the Company alleging causes of action for breach of contract, declaratory judgment, and trademark infringement. The Company denied the allegations and counter claimed against the customer. In January 2004, the parties reached an amicable resolution of the litigation which will have no material effect on the financial statements.

     In November 2001, the Company filed a claim with the U.S. Department of Transportation ("DOT") in the 13th Judicial Circuit Court of Hillsborough County, Florida, in connection with the DOT's widening of Interstate Highway 4, which the Company alleged would result in the loss of an adjacent rental facility utilized by one of the Company's subsidiaries. In the third quarter of 2003, the case was settled and the Company received a net award of $187,000, reflected in "Royalty and other income".

     In November 2002, a stockholder filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Joan Rosoff ("Plaintiff") v. Frank F. Ferola, Shouky Shaheen, Leonard A. Genovese, Curtis Carlson, John DePinto, Thomas M. D'Ambrosio and The Stephan Co., Case Number 0222253, against the Company alleging certain breaches of fiduciary duties and responsibilities. The Company defended the claim and on July 15, 2003, the Plaintiff filed a notice of voluntary dismissal without prejudice.

     In September 2003, in accordance with the Amended and Restated Sorbie Products Agreement, a Demand for Arbitration was submitted by Sorbie

Acquisition Co. (Trevor Sorbie of America, Inc. "TSA") against Trevor Sorbie International, PLC ("PLC"). PLC also filed a Demand for Arbitration and both claims have been consolidated and will be heard together in Pittsburgh, Pennsylvania. TSA has denied the allegations raised by PLC and it has claimed that PLC's assertion of a right to royalty payments is premised upon an incorrect reading of the underlying agreement, and that damages should be awarded in favor of TSA based upon PLC's diversion of Sorbie product and failure to support the brand in violation of the agreement. The Company intends to defend itself against the allegations and does not believe this action will have any material adverse effect on our financial position or results of operations. However, it is early in the process and the Company is unable to predict the outcome of this matter.

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management-led group to purchase all of the shares of common stock of the Company not already owned by such group. The acquisition group's initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. On March 22, 2004, the Company announced that the bid was further revised to an all cash price of $4.60 per share, to more appropriately reflect the updated fairness opinion received from SunTrust Robinson Humphrey. On September 19, 2003, at no cost to shareholders, the Company entered into a Working Capital Management Account ("WCMA") agreement with Merrill Lynch Business Financial Services Inc. providing for the creation of a WCMA line of credit not to exceed $5,000,000. Borrowings against the line of credit will be collateralized by the Company's accounts receivable and inventories and the debt will bear a variable interest rate using a 1-month LIBOR rate plus 2.25%. The provisions of the credit line include periodic accounting and reporting requirements, maintenance of certain business and financial ratios as well as restrictions on additional borrowings.

     In late 2001 and during 2002 the Special Committee received from Curtis Rudolph, a shareholder of the Company, an indication of his interest in acquiring the common stock of the Company; however, no offer was forthcoming. In November 2002, Mr. Rudolph initiated an action in Florida state court (Broward County, Florida) seeking to obtain a review of certain "books and records" of the Company to which he claimed he was entitled as a shareholder of the Company. The Company had previously denied him access to those books and records due to his unwillingness to sign a non-disclosure agreement relating to the Company's non-public information in the standard form required of other potential bidders for the Company. In January 2003, pursuant to a settlement agreement with the Company, Mr. Rudolph agreed to execute the non-disclosure agreement. By letter dated January 13, 2003, Mr. Rudolph reiterated his interest in making a proposal to acquire the Company. On or about February 14, 2003, Mr. Rudolph submitted an unexecuted proposal to acquire substantially all of the assets and assume certain liabilities of the Company. The Special Committee rejected this proposal as it was unexecuted, contained certain unacceptable terms, was subject to unacceptable conditions, and was structured as an asset purchase rather than a stock purchase. In particular, the asset purchase structure presented substantial negative tax consequences to the Company and its shareholders and was deemed impractical. Under the circumstances, the Special Committee determined Mr. Rudolph's proposal to not be in the best interests of the Company's shareholders. The Board of Directors, through its Special Committee, attempted to negotiate with Mr. Rudolph, but no further offer has been forthcoming.

     On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will be acquired by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom are current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of non-management and disinterested directors of the Company's Board of Directors. The Special Committee has received an opinion from SunTrust Robinson Humphrey that the merger consideration to be paid pursuant to the Merger Agreement is fair from a financial point of view to the stockholders other than the Acquisition Group. On October 24, 2003, the Company executed an Amended and Restated Merger Agreement extending certain dates and making minor changes to the original Merger Agreement and on November 4, 2003, in connection with the "going-private" transaction, the Company filed a Preliminary Proxy with the Securities and Exchange Commission. In March 2004, the Company executed a further amendment to the merger agreement which, among other things, incorporated the new consideration offered by the acquisition group of $4.60 per share in cash.

     If prior to the closing of the transactions contemplated by the Merger Agreement, as amended, the Special Committee concludes that its failure to provide information to, or engage in discussions with, third parties who are interested in acquiring the Company, would be inconsistent with its fiduciary duties to Stephan's stockholders, then the Special Committee may thereafter continue to provide information to, and engage in discussions and negotiations with, such interested parties. Under specified circum-stances, the Company has the right to terminate the Agreement and to enter into an agreement with a party proposing a competing transaction which is deemed superior to the transaction proposed by the Acquisition Group.

     Completion of the merger is subject to customary closing conditions, including stockholder approval. The Special Committee has agreed to extend the closing date of the transaction to no later than June 15, 2004. As discussed above, the Company has secured a $5,000,000 line of credit with Merrill Lynch, a portion of which may be used in the "going-private" transaction. Company stockholder approval will be solicited by means of a proxy statement, which will be mailed by the Company to stockholders upon completion of the required Securities and Exchange Commission filing and review process.
                                     F-24

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. After incurring approximately $530,000 of expenses through December 31, 2003, it is estimated that the remaining costs associated with this process will be approximately $175,000.

     As previously reported, due to the length of time for the "going private" transaction to be consummated, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange (AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company expects to do this in its proxy materials to be filed in connection the proposed "going private" transaction. In addition, the Company will include annual meeting materials in its revised proxy statement. The Company believed it was in violation of certain AMEX rules with respect to the composition of the Board of Directors and the Audit Committee which could subject the Company to civil penalties and/or the delisting of the Company's stock. The Company, based upon on-going discussions with AMEX and the Company's legal counsel, now believes that none of the aforementioned issues are of a material nature and any penalties, if levied, would not be material to the Company's financial position or results of operations.

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

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 10 years from the date of grant. Stock option activity for 2003, 2002, and 2001 is set forth below:

                                    F-25
NOTE 11. CAPITAL STOCK AND STOCK OPTIONS (Continued)

                                  Key Employee           Outside
                                   Incentive     Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________
Outstanding at December 31, 2000..   653,470   $ 9.69     86,054   $ 8.98
Granted...........................    70,000     3.00     20,248     3.05
Canceled..........................   (76,000)   14.78    (10,124)   15.75
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 2001..   647,470     8.36     96,178     7.02

Granted...........................    70,000     3.00     20,248     3.67
Canceled..........................  (146,590)    8.47    (15,186)   11.23
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 2002..   570,880     7.68    101,240     5.72

Granted...........................    60,000     3.44     20,248     3.71
Canceled..........................  (184,550)    9.38    (20,248)   13.21
Exercised.........................      -                   -
                                   __________          __________
Outstanding at December 31, 2003..   446,330   $ 6.41    101,240   $ 3.82
                                   ==========          ==========

     The number of shares and average exercise price of options exercisable at December 31, 2003, 2002 and 2001 were 396,330 shares at $6.79, 510,880 shares at $8.23, and 568,275 shares at $8.36, respectively, for the 1990 Key Employee Stock Incentive Plan and 80,992 at $3.85, 80,992 at $6.23, and 75,930 at $7.02, respectively, for the Outside Directors Plan. At December 31, 2003 and 2002, 423,670 and 299,120 respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 101,260 shares and 101,260 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

       The exercise price range of options outstanding and exercisable as of December 31, 2003 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $ 3.00 - $ 4.50    397,570    4.83    $ 3.59     327,322     $ 3.60
  $10.00 - $13.50    150,000    4.00    $12.15     150,000     $12.15
                   _________                     _________
                     547,570                       477,322
                   =========                     =========

                                     F-26


                               SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 13, 2004


By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 13, 2004




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By:   /s/ Thomas M. D'Ambrosio
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Thomas M. D'Ambrosio
   Executive Officer and Director         Vice President and Director
   Date: April 13, 2004                    Date: April 13, 2004


By: /s/ John DePinto                 By:   /s/ Curtis Carlson
   ______________________________         ____________________________
   John DePinto, Director                 Curtis Carlson, Director
   Date: April 13, 2004                    Date: April 13, 2004



By: /s/ Leonard Genovese             By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Leonard Genovese, Director             Shouky Shaheen, Director
   Date: April 13, 2004                    Date: April 13, 2004


                                     30