Form 10-Q
period 2004-03-31
STEPHAN CO
filed 2004-05-14
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



              For the Quarterly Period Ended: March 31, 2004


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


         Approximate number of shares of Common Stock outstanding
                            as of May 10, 2004:


                                 4,410,577



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2004


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2004 and December 31, 2003            4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2004 and 2003                                6

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2004 and 2003                               7-8

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                  9-16

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     16-19

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                19

           ITEM 4.    Controls and Procedures                     19


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             20

           ITEM 6.  Exhibits and Reports on Form 8-K              20


SIGNATURES                                                        21

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2004



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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; relative success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; Stephan's ability to come into compliance with AMEX's continued listing requirements; regulatory approvals of the going-private transaction; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                               March 31,     December 31,
                                                 2004            2003
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $14,429,042    $ 13,302,159

 Accounts receivable, net                       1,795,584       1,444,508

 Inventories                                    7,280,940       7,497,262

 Prepaid expenses and
  other current assets                            196,110         784,601
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        23,701,676      23,028,530

CERTIFICATES OF DEPOSIT                         5,365,000       5,642,500

PROPERTY, PLANT AND EQUIPMENT, net              1,662,078       1,702,330

GOODWILL, net                                   5,857,980       5,857,980

TRADEMARKS, net                                 8,664,809       8,664,809

DEFERRED ACQUISITION COSTS, net                   277,893         298,773

OTHER ASSETS, net                               2,848,539       2,867,958
                                             ____________    ____________

   TOTAL ASSETS                              $ 48,377,975    $ 48,062,880
                                             ============    ============




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,      December 31,
                                                2004             2003
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  3,164,805      $  2,614,731

 Current portion of
  long-term debt                              2,442,273         2,442,273

 Income taxes payable                            46,222            28,270
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  5,653,300         5,085,274

DEFERRED INCOME TAXES, net                    1,168,051         1,133,051

LONG-TERM DEBT                                4,070,000         4,347,500
                                           ____________      ____________

   TOTAL LIABILITIES                         10,891,351        10,565,825
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          20,377,001        20,387,432
                                           ____________      ____________
                                             38,838,187        38,848,618
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 37,486,624        37,497,055
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 48,377,975      $ 48,062,880
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                            ______________________________

                                                 2004             2003
                                            _____________      ___________
NET SALES                                     $ 5,958,985      $ 6,949,058

COST OF GOODS SOLD                              3,455,362        3,924,193
                                              ___________      ___________
GROSS PROFIT                                    2,503,623        3,024,865

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       2,410,694        2,220,351
                                              ___________      ___________
OPERATING INCOME                                   92,929          804,514

OTHER INCOME(EXPENSE)
  Interest income                                  51,091           65,218
  Interest expense                                (25,631)        (102,050)
  Royalty income                                   12,500           12,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        130,889          780,182

INCOME TAX EXPENSE                                 53,108          299,701
                                              ___________      ___________
NET INCOME                                    $    77,781      $   480,481
                                              ===========      ===========


BASIC AND DILUTED
  EARNINGS PER SHARE:                         $       .02      $       .11
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,344,220        4,301,140
                                              ===========      ===========









    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended March 31,
                                           _______________________________

                                                 2004            2003
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $    77,781     $   480,481
                                             ___________     ___________


 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                   42,662          82,010
   Amortization of intangible assets              20,880          23,358
   Deferred income tax expense                    35,000         246,407
   Provision for doubtful accounts                33,192          14,602

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (384,268)       (864,348)
     Inventories                                 216,322        (402,516)
     Income taxes payable/receivable              17,952          19,416
     Prepaid expenses
      and other current assets                   588,491         162,470
     Other assets                                 19,419         725,946
     Accounts payable and accrued expenses       550,074         436,038
                                             ___________     ___________

     Total adjustments                         1,139,724         443,383
                                             ___________     ___________
Net cash flows provided by
 operating activities                          1,217,505         923,864
                                             ___________     ___________







     See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31,
                                            ______________________________

                                                 2004             2003
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                   (2,410)          (2,335)
                                             ___________      ___________
Net cash flows used in
 investing activities                             (2,410)          (2,335)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (277,500)        (468,508)

 Dividends paid                                  (88,212)         (88,212)

 Change in certificates
  of deposit                                     277,500          277,500
                                             ___________      ___________
Net cash flows used in
 financing activities                            (88,212)        (279,220)
                                             ___________      ___________

INCREASE IN CASH AND CASH EQUIVALENTS          1,126,883          642,309

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          13,302,159       10,785,995
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $14,429,042      $11,428,304
                                             ===========      ===========


Supplemental Disclosures of Cash Flow Information:


          Interest paid                      $    25,631      $   145,803
                                             ===========      ===========

          Income taxes paid                  $      -         $    21,379
                                             ===========      ===========


    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of The Stephan Company's (the "Company") financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three-month period ended March 31, 2004 is not necessarily indicative of the results to be achieved for the year ending December 31, 2004. The December 31, 2003 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of March 31, 2004 and December 31, 2003 were approximately $12,802,000 and $12,698,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                        March 31,          December 31,
                                          2004                 2003
                                      ____________         ____________
Raw materials                         $  1,968,928         $  2,007,174
Packaging and components                 2,620,024            2,612,798
Work in progress                           275,962              257,476
Finished goods                           5,114,641            5,338,369
                                      ____________         ____________
                                         9,979,555           10,215,817
Less: Amount included in
      other assets                      (2,698,615)          (2,718,555)
                                      ____________         ____________

                                      $  7,280,940         $  7,497,262
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

     Included in other assets is inventory not anticipated to be utilized within one year and is comprised primarily of packaging, components and finished goods. The Company adjusts the carrying value of slow moving inventory, including the estimated costs of disposal, that may ultimately become unusable or obsolete.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,344,220 for the three months ended March 31, 2004 and 4,301,140 for the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, the Company had 597,570 and 732,120 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three months ended March 31, 2004 and 2003.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION: The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No's. 148 and 123, the Company continues to apply the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's existing plans. No stock-based compensation cost is reflected in net income as all options granted under the plans had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations (in thousands, except per share amounts):

                                                Three Months Ended
                                                     March 31,
                                               ____________________

                                                  2004       2003
                                                 _______    _______

  Net income, as reported                        $    78    $  480

  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                 30        25
                                                 _______    ______

  Pro forma net income                           $    48    $  455
                                                 =======    ======
  Net income per share:

        As reported                              $  .02   $   .11

        Pro forma                                $  .01   $   .11

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         NEW FINANCIAL ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB 51. FIN 46, as revised in December 2003, provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE's created after January 31, 2003. For variable interests in VIE's created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not require a change in accounting treatment since the Company has no investments in any VIE's.

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

NOTE 2: SEGMENT INFORMATION

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2004 AND 2003


NOTE 2: SEGMENT INFORMATION (continued)

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses (based upon sales) incurred by the Manu-facturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:


                                                  INCOME BEFORE
                                 NET SALES         INCOME TAXES
                              _______________    _______________

                               Three Months       Three Months
                              Ended March 31,    Ended March 31,
                               2004    2003       2004    2003
                              _______________    _______________
Professional                  $ 4,386 $ 4,565    $  300    $ 369
Retail                          1,446   2,251        34      580
Manufacturing                   1,246   1,781      (111)     (41)
                              _______ _______    ______  _______
   Total                        7,078   8,597       223      908

Intercompany
  Manufacturing                (1,119) (1,648)      (92)    (128)
                              _______ _______    ______  _______
   Consolidated               $ 5,959 $ 6,949    $  131  $   780
                              ======= =======    ======  =======


NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at March 31, 2004, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2003.

     The United States Court of Appeals for the Ninth Circuit entered an order on April 29, 2002 that, among other things, reversed the judgment of the United States District Court granting summary judgment in favor of New Image Laboratories, Inc. ("New Image") against the Company on New Image's

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED MARCH 31, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

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

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management-led group to purchase all of the shares of common stock of the Company not already owned by such group. The acquisition group's initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. On March 22, 2004, the Company announced that the bid was further revised to an all cash price of $4.60 per share, to more appropriately reflect the updated fairness opinion received from SunTrust Robinson Humphrey. On September 19, 2003, at no cost to shareholders, the Company entered into a Working Capital Management Account ("WCMA")

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2004 AND 2003

NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

agreement with Merrill Lynch Business Financial Services Inc. providing for the creation of a WCMA line of credit not to exceed $5,000,000. Borrowings against the line of credit will be collateralized by the Company's accounts receivable and inventories and the debt will bear a variable interest rate using a 1-month LIBOR rate plus 2.25%. The provisions of the credit line include periodic accounting and reporting requirements, maintenance of certain business and financial ratios as well as restrictions on additional borrowings. As of March 31, 2004, the credit line remains unused.

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

     Completion of the merger is subject to customary closing conditions, including stockholder approval. The Special Committee has agreed to extend the closing date of the transaction to no later than August 2, 2004. As

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       MARCH 31, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

discussed above, the Company has secured a $5,000,000 line of credit with Merrill Lynch, a portion of which may be used in the "going-private" transaction. Company stockholder approval will be solicited by means of a proxy statement, which will be mailed by the Company to stockholders upon completion of the required Securities and Exchange Commission filing and review process.

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. The Company incurred approximately $600,000 of expenses through March 31, 2004, and it is estimated that the remaining costs associated with this process will be in excess of $100,000.

     As previously reported, due to the length of time for the "going private" transaction to be consummated, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange (AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company included annual meeting materials in its revised proxy statement, filed with the Securities and Exchange Commission on April 13, 2004. In addition, the Company believed it was in violation of certain AMEX rules with respect to the composition of the Board of Directors and the Audit Committee which could subject the Company to civil penalties and/or the delisting of the Company's stock. The Company, based upon on-going discussions with AMEX and the Company's legal counsel, now believes that none of the aforementioned issues are of a material nature and any penalties, if levied, would not be material to the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 2004, net sales were $5,959,000, compared to $6,949,000 for the three months ended March 31, 2003, a decline of $990,000. Gross profit for the three months ended March 31, 2004 was $2,504,000, compared to gross profit of $3,025,000 achieved for the corresponding three-month period in 2003. The decline in net sales and gross profit is substantially a result of the return to a normal level of

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

military orders for Quinsana Medicated Talc. As indicated in previous filings, the first and second quarters of 2003 were favorably impacted by military orders as troops were deployed to the Middle East conflict. In addition, and for largely the same reason as above, the gross margin for the three months ended March 31, 2004 declined to 42% as compared to 43.5% for the three months ended March 31, 2003.

     Net income was $78,000 for the three months ended March 31, 2004 compared to net income of $480,000 for the comparable three months ended March 31, 2003. Basic and diluted earnings per share were $.02 for the three months ended March 31, 2004, compared to $.11 for the three months ended March 31, 2003.

     As a result of the decline in net sales noted above, significantly all of the sales decline for the quarter ended March 31, 2004 can be attributed to the Retail segment of the business. Professional hard goods experienced a small increase; however, this was offset by a decline in Professional wet goods sales.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2004 increased $190,000 when compared to the corresponding three-month period of 2003. The Company experienced across the board increases in SG&A, with advertising and catalog costs, business insurance and expenses in connection with the "going-private" transaction accounting for a substantial portion of these increases.

     Interest expense for the three months ended March 31, 2004 decreased approximately $76,000 when compared to the corresponding three-month period of 2003 as interest on the outstanding obligation to Colgate-Palmolive ceased to accrue as of December 31, 2003. On April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the outstanding obligation by approximately $418,000. This amount will be reflected as a gain in the second quarter of 2004. Interest income for the three months ended March 31, 2004 decreased approximately $14,000 when compared to the corresponding three-month period of 2003, as a result of lower interest rates. Although the Company had more cash invested in 2004, it received lower interest rates on its investments as overall interest rates continue to decline.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $1,127,000 to $14,429,000 as of

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

March 31, 2004 from $13,302,000 as of December 31, 2003. Total cash of $19,794,000 includes $5,365,000 of cash invested in certificates of deposit pledged as collateral for a bank loan. Total current assets at March 31, 2004 were $23,702,000 compared to $23,029,000 at December 31, 2003.

     As a result of continuing efforts to increase sales, the Company has tried to enhance product exposure by increasing the frequency of catalog distribution for Professional hard goods as well as taking on new product lines. In 2004, the Morris-Flamingo Stephan subsidiary was successful in becoming a distributor for a well-known and frequently used text book series for beauty schools. While this commitment required a substantial opening order, the addition of this line is already having a positive impact on sales and the Company is optimistic that this line will aid in increasing overall sales in 2004. This commitment represents a significant portion of the increase in accounts payable as of March 31, 2004.

     Other than the amounts required to pay the officers bonuses and to retire the Colgate-Palmolive debt (representing an aggregate amount of approximately $1,681,000), the Company does not anticipate any other significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements, including any funds that may be needed in connection with the going-private transaction.

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

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        MARCH 31, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.


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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Based upon an evaluation of the Company's disclosure controls and procedures, which was completed as of March 31, 2004 (the "Evaluation Date"), the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures in place were effective as of the Evaluation Date.

     (b) CHANGES IN INTERNAL CONTROLS: To the best of the Company's knowledge and belief, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2004 AND 2003


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


     (b) Reports on Form 8-K during the quarter ended March 31, 2004

         Current report on Form 8-K filed on March 30, 2004, in connection with a Second Amended and Restated Agreement and Plan of Merger signed on March 24, 2004, between The Stephan Co., Eastchester Enterprises, Inc. and Gunhill Enterprises, Inc.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 14, 2004




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
May 14, 2004