Form 10-Q
period 2004-06-30
STEPHAN CO
filed 2004-08-31
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended: June 30, 2004


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



         Approximate number of shares of Common Stock outstanding
                         as of August 31, 2004


                               4,369,557



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 2004


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2004 and December 31, 2003             4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the six months ended
           June 30, 2004 and 2003                                 6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           June 30, 2004 and 2003                                 7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the six months ended
           June 30, 2004 and 2003                                8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-18

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     19-22

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                22

           ITEM 4.    Controls and Procedures                     22


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             23

           ITEM 6.  Exhibits and Reports on Form 8-K              23


SIGNATURES                                                        24

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               JUNE 30, 2004


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

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS



                                                June 30,     December 31,
                                                 2004            2003
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $12,701,724    $ 13,302,159

 Accounts receivable, net                       1,710,995       1,444,508

 Inventories                                    7,377,961       7,497,262

 Prepaid expenses and
  other current assets                            130,355         784,601
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        21,921,035      23,028,530

CERTIFICATES OF DEPOSIT                         5,087,500       5,642,500

PROPERTY, PLANT AND EQUIPMENT, net              1,658,549       1,702,330

GOODWILL, net                                   5,857,980       5,857,980

TRADEMARKS, net                                 8,664,809       8,664,809

DEFERRED ACQUISITION COSTS, net                   257,013         298,773

OTHER ASSETS, net                               3,044,339       2,867,958
                                             ____________    ____________

   TOTAL ASSETS                              $ 46,491,225    $ 48,062,880
                                             ============    ============




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             June 30,        December 31,
                                               2004              2003
                                            ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,450,390      $  2,614,731

 Current portion of
  long-term debt                              1,110,000         2,442,273

 Income taxes payable                            28,576            28,270
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,588,966         5,085,274

DEFERRED INCOME TAXES, net                    1,399,652         1,133,051

LONG-TERM DEBT                                3,792,500         4,347,500
                                           ____________      ____________

   TOTAL LIABILITIES                          8,781,118        10,565,825
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   44,106            44,106
  Additional paid in capital                 18,417,080        18,417,080
  Retained earnings                          20,600,484        20,387,432
                                           ____________      ____________
                                             39,061,670        38,848,618
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                        (1,351,563)       (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 37,710,107        37,497,055
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 46,491,225      $ 48,062,880
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months Ended June 30,
                                            ______________________________

                                                 2004             2003
                                             ____________     ____________

NET SALES                                    $ 11,514,539     $ 13,350,355

COST OF GOODS SOLD                              6,668,422        7,331,263
                                              ___________      ___________
GROSS PROFIT                                    4,846,117        6,019,092

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       4,586,692        4,965,568
                                              ___________     ____________
OPERATING INCOME                                  259,425        1,053,524

OTHER INCOME(EXPENSE)
  Interest income                                  98,811          127,330
  Interest expense                                (49,933)        (213,927)
  Other income, net                               318,145           25,000
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        626,448          991,927

INCOME TAX EXPENSE                                236,973          377,870
                                              ___________      ___________

NET INCOME                                    $   389,475      $   614,057
                                              ===========      ===========


BASIC AND DILUTED
  EARNINGS PER SHARE                          $       .09      $       .14

                                              ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,360,043        4,302,076
                                              ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended June 30,
                                            _____________________________

                                                 2004            2003
                                            ____________     ____________

NET SALES                                    $ 5,555,554      $ 6,401,297

COST OF GOODS SOLD                             3,213,060        3,407,071
                                             ___________      ___________

GROSS PROFIT                                   2,342,494        2,994,226

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,175,998        2,745,217
                                             ___________     ____________

OPERATING INCOME                                 166,496          249,009

OTHER INCOME(EXPENSE)
  Interest income                                 47,720           62,112
  Interest expense                               (24,302)        (111,877)
  Other income, net                              305,645           12,500
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       495,559          211,744

INCOME TAX EXPENSE                               183,865           78,168
                                             ___________      ___________


NET INCOME                                   $   311,694      $   133,576
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                         $       .07      $       .03
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,365,376        4,303,254
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ___________________________

                                                 2004            2003
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   389,475     $   614,057
                                             ___________     ____________


 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                   81,007         163,920
   Amortization of intangible assets              41,760          46,728
   Deferred income tax provision                 266,601         285,510
   Provision for
    doubtful accounts                             39,932          33,389

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (306,419)       (266,521)
     Inventories                                 119,301        (718,791)
     Income taxes payable                            306           4,684
     Prepaid expenses
      and other current assets                   654,246         149,981
     Other assets                               (176,381)        694,247
     Accounts payable and accrued expenses      (164,341)        513,019
                                             ___________     ___________

     Total adjustments                           556,012         906,166
                                             ___________     ___________
Net cash flows provided
 by operating activities                         945,487       1,520,223
                                             ___________     ___________




See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended June 30,
                                             ____________________________

                                                 2004             2003
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (37,226)          (7,782)
                                             ___________      ___________
Net cash flows used in
 investing activities                            (37,226)          (7,782)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (1,887,273)        (675,908)
 Dividends paid                                 (176,423)        (176,423)
 Change in certificates
  of deposit                                     555,000          555,000
                                             ___________      ___________
Net cash flows used in
 financing activities                         (1,508,696)        (297,331)
                                             ___________      ___________
(DECREASE)/INCREASE IN CASH
 AND CASH EQUIVALENTS                           (600,435)       1,215,110

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          13,302,159       10,785,995
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $12,701,724      $12,001,105
                                             ===========      ===========

Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $   152,681      $   187,475
                                             ===========      ===========
          Income taxes paid                  $    46,595      $    55,004
                                             ===========      ===========

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:

     In connection with the retirement of the outstanding Colgate-Palmolive debt in April 2004, the $1,332,000 obligation was settled by a payment of $914,000.

    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations of The Stephan Co. and Subsidiaries (the "Company") are reflected in these unaudited interim financial statements.

     The results of operations for the six-month period ended June 30, 2004 is not necessarily indicative of the results to be achieved for the year ending December 31, 2004. The December 31, 2003 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest bearing accounts as of June 30, 2004 and December 31, 2003 were approximately $11,639,000 and $12,698,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                         June 30,          December 31,
                                          2004                 2003
                                      ____________         ____________
Raw materials                         $  1,990,364         $  2,007,174
Packaging and components                 2,658,298            2,612,798
Work in progress                           256,000              257,476
Finished goods                           5,370,223            5,338,369
                                      ____________         ____________
                                        10,274,885           10,215,817
Less: Amount included in
      other assets                      (2,896,924)          (2,718,555)
                                      ____________         ____________

                                      $  7,377,961         $  7,497,262
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

     Included in other assets is inventory not anticipated to be utilized within one year and is comprised primarily of packaging, components and finished goods. The Company reduces the carrying value of slow moving inventory, including the estimated costs of disposal, that may ultimately become unusable or obsolete. For the six months ended June 30, 2004, no additional write-down of this inventory was deemed necessary.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the six months ended June 30, 2004 and 2003, the Company had 597,570 and 669,682 outstanding stock options, respectively, a significant portion of which were not materially dilutive. The inclusion of these dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share amounts for the six and three months ended June 30, 2004 and 2003.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003


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


                                     Six Months          Three Months
                                   Ended June 30,       Ended June 30,
                                  _________________     _______________

                                    2004      2003        2004    2003
                                  _______   _______     _______ _______

  Net income, as reported         $   389   $   614     $   312 $  134

  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects          63        83          33     41
                                  _______   _______     _______ _______
  Pro forma net income            $   326   $   531     $   279 $   93
                                  =======   =======     ======= =======
  Net income per share:

        As reported               $  .09    $   .14     $  .07   $  .03
        Pro forma                 $  .07    $   .12     $  .06   $  .02

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003


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

NOTE 2: SEGMENT INFORMATION

     In accordance with the guidelines established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments based upon how its management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and "Manufacturing". The Professional segment has a customer base consisting generally of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment consists of mass merchandisers, chain drug stores and supermarkets that sell products to end-users. The Manufacturing segment manufactures products for different

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003


NOTE 2: SEGMENT INFORMATION (continued)

subsidiaries of the Company and manufactures private label brands for customers.

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes:


                                 NET SALES           NET SALES
                              _______________     _______________
                                 Six Months        Three Months
                               Ended June 30,      Ended June 30,
                                2004    2003        2004    2003
                              _______________     _______________
Professional                  $ 8,604 $ 8,632     $ 4,218 $ 4,067
Retail                          2,624   4,510       1,177   2,259
Manufacturing                   2,763   3,660       1,519   1,879
                              _______ _______     _______ _______
   Total                       13,991  16,802       6,914   8,205

Intercompany
  Manufacturing                (2,476) (3,452)     (1,358) (1,804)
                              _______ _______     _______ _______
   Consolidated               $11,515 $13,350     $ 5,556 $ 6,401
                              ======= =======     ======= =======


                               INCOME BEFORE       INCOME BEFORE
                               INCOME TAXES        INCOME TAXES
                             _______________      _______________
                                Six Months          Three Months
                              Ended June 30,        Ended June 30,
                               2004    2003          2004    2003
                             _______________      _______________

Professional                 $  630 $   624       $  330   $  255
Retail                          378     551          344       99
Manufacturing                  (382)   (183)        (178)    (142)
                             _______ _______      ______   ______

 Consolidated                $  626  $  992       $  496   $  212
                             ======= =======      ======   ======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003

NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of such matters, at June 30, 2004, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2003.

     As indicated in the Company's Form 10-K for the year ended December 31, 2003, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the liability to Colgate-Palmolive for the acquisition of certain brands by approximately $418,000, and this amount is included in other income.

     In June 2004, the Company settled litigation with a customer in connection with that customer's failure to perform on a purchase order issued by them to the Company in 2002. The Company received a lump sum payment of $150,000 (included in other income). In addition, the customer agreed to purchase merchandise at a sales price of approximately $124,000, to be delivered in the third quarter of 2004.

     On July 15, 2004, with respect to the action commenced by New Image Laboratories, Inc. against the Company in the United States District Court for the Central District of California, the parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image will relinquish title to 65,000 of the 125,000 shares held in escrow and New Image will receive from the Company approximately $275,000, net of offsets below, in exchange for the remaining 60,000 shares, (ii) Stephan shall receive $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (which is currently estimated to be approximately $70,000) will be distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, and (iv) New Image's claim for diminution of the value of the shares held in escrow shall be heard before a special master in October 2004. As a result of this settlement, the Company has recorded an expense of approximately $275,000 in the second quarter. In the third quarter of 2004, the amount of the contingently returnable shares carried on the books of the Company will be reflected as treasury stock when the shares are received by the Company and then offset against additional paid in capital when the shares are retired. In connection with the diminution claim, the parties have agreed that any recovery recommended by the special master shall be limited to the diminution in the value of 60,000 shares of the Company's stock. The parties have reserved the right to challenge and appeal the recommendation

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

of the special master in the federal court. The Company intends to vigorously defend the diminution claim and believes the claim lacks merit.

     In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings against each other before the American Arbitration Association in Pittsburgh, Pennsylvania. In TSI's statement of claim, TSI alleges claims for breach of contract, trademark infringement and breach of certain implied covenants. Specifically, TSI alleges that SAC owes past due royalty payments and interest. TSI also alleges that SAC breached the contract between the parties by various acts and omissions which have diminished sales of Sorbie products and the value of the Sorbie trademarks. TSI further alleges that SAC has diverted product outside of SAC's territory. TSI seeks damages in the amount of the royalties allegedly due, termination of the agreement between the parties and cancellation and forfeiture of SAC's rights in the Sorbie Trademarks. SAC denies the allegations raised in the TSI statement of claim. In SAC's statement of claim against TSI, SAC alleges causes of action for declaratory relief, diversion, breach of contract for failure to support the brand, trademark infringement and injunctive relief. SAC alleges that TSI has been engaged in diversion of TSI product into SAC's territory and that TSI and Trevor Sorbie have failed to render assistance to SAC in violation of the parties' agreement. SAC further alleges that TSI and Trevor Sorbie have engaged in intentional and detrimental infringement of SAC's exclusive rights in the Sorbie Trademarks and rights to publicity to the name, likeness and image of Trevor Sorbie in SAC's territory. Among other things, SAC alleges that Trevor Sorbie and TSI infringed SAC's rights by appearing at shows in North and South America that promote Trevor Sorbie and non-SAC products. SAC seeks damages for the diversion, infringement and permanent injunctive relief. In addition, SAC further alleges that TSI's claim for royalties is premised upon an incorrect reading of the agreement and is at odds with the method by which the parties have calculated royalties since the inception of the agreement. SAC has also filed a claim against Trevor Sorbie individually, premised upon his involvement in certain of the acts alleged above. The Company intends to actively pursue its claims and aggressively defend itself against the claims asserted by TSI. The Company believes that this action will not have a material effect on its financial position and/or results of operations. Due to the complexities of the issues involved, however, discovery is ongoing and the Company is currently unable to predict the outcome of this proceeding.

     As previously reported, on April 16, 2002, the Company announced that the previously-formed Special Committee (consisting of two outside directors) had accepted a bid by a management-led group to purchase all of

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

the shares of common stock of the Company not already owned by such group. The acquisition group's initial bid was to purchase all of the Company's common stock at $4 per share in cash, which offer was later revised to $4.50 per share with $3.25 to be paid in cash, and $1.25 to be paid by a 42-month, unsecured debt instrument providing for interest at an annual rate of 4 1/2%. On March 22, 2004, the Company announced that the bid was further revised to an all cash price of $4.60 per share, to reflect the updated fairness opinion received from SunTrust Robinson Humphrey. On September 19, 2003, at no cost to shareholders, the Company entered into a Working Capital Management Account ("WCMA") agreement with Merrill Lynch Business Financial Services Inc. providing for the creation of a WCMA line of credit not to exceed $5,000,000. Borrowings against the line of credit will be collateralized by the Company's accounts receivable and inventories and the debt will bear a variable interest rate using a 1-month LIBOR rate plus 2.25%. The provisions of the credit line include periodic accounting and reporting requirements, maintenance of certain business and financial ratios as well as restrictions on additional borrowings. As of June 30, 2004, the credit line remains unused.

     On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company would be acquired by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom are current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Merger Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of two non-management and disinterested directors of the Company's Board of Directors. The Special Committee had received an opinion from SunTrust Robinson Humphrey that the consideration to be paid pursuant to the Merger Agreement was fair from a financial point of view to the stockholders other than the Acquisition Group. On October 24, 2003, the Company executed an Amended and Restated Merger Agreement extending certain dates and making minor changes to the original Merger Agreement and on November 4, 2003, in connection with the "going-private" transaction, the Company filed a Preliminary Proxy with the Securities and Exchange Commission. In March 2004, the Company executed a further amendment to the Merger Agreement which, among other things, incorporated the new consideration offered by the acquisition group of $4.60 per share in cash.

     On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of Stephan common stock not owned by it and informed Stephan that it has decided not to pursue such an acquisition at this time.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     Independent legal counsel and investment banking advisors have been retained to advise the Special Committee in connection with the transaction. The Company has incurred over $650,000 of expenses through June 30, 2004. The Company is unable, at this time, to continue to estimate the future remaining costs associated with the "going-private" process due to anticipated legal costs exceeding original estimates. As discussed above, the Company has secured a $5,000,000 line of credit with Merrill Lynch, a portion of which may be used in the "going-private" transaction.

     As previously reported, due to the length of time for the "going private" transaction to be consummated, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange (AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company included annual meeting materials in its revised proxy statement, filed with the Securities and Exchange Commission on April 13, 2004. In a press release issued by the Company on August 25, 2004, the Company indicated that it tentatively set November 10, 2004 as the date of its next annual meeting of shareholders, and it expects to formally notify all shareholders of the definitive date and location of such meeting in the near future. In addition, the Company believed it was in violation of certain AMEX rules with respect to the composition of the Board of Directors and the Audit Committee which could subject the Company to civil penalties and/or the delisting of the Company's stock. The Company, based upon on-going discussions with AMEX and the Company's legal counsel, now believes that none of the aforementioned issues are of a material nature and any penalties, if levied, would not be material to the Company's financial position or results of operations.

     NOTE 4: SPECIAL DIVIDEND

     On August 25, 2004, the Company announced that its Board of Directors approved the payment of a special dividend of $2.00 per share to all shareholders of record as of September 8, 2004, to be paid on September 15, 2004.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the six months ended June 30, 2004, net sales were $11,515,000, compared to $13,350,000 achieved in the corresponding six months of 2003. The overall decrease in sales was principally due to the return to a normal level of military orders for Quinsana Medicated Talc. As indicated in previous filings, the first and second quarters of 2003 were favorably impacted by military orders as troops were deployed to the Middle East conflict. In addition, and for largely the same reason as above, the gross margin for the six months ended June 30, 2004 declined to 42.1% as compared to 45.1% for the six months ended June 30, 2003. Sales of other Retail products, as well as sales of the Professional segment, declined for the six-month period ended June 30, 2004, when compared to the sales achieved for the corresponding six-month period ended June 30, 2003.

     Gross profit for the six months ended June 30, 2004, was $4,846,000 compared to gross profit of $6,019,000 achieved for the corresponding six-month period in 2003. Cost of sales for the six months ended June 30, 2004 was $6,668,000, when compared to the cost of sales of $7,331,000 for the six months ended June 30, 2003. Gross profit decreased overall as discussed above.

     Selling, general and administrative expenses for the six months ended June 30, 2004 decreased by $379,000, to $4,587,000, when compared to the corresponding 2003 six-month period total of $4,966,000. This decrease was due, in large part, to a decline in expenses incurred in connection with the "going-private" transaction. The Company continues its efforts to control selling, general and administrative expenses even with the on-going costs associated with the Company's decision to evaluate strategic alternatives to enhance shareholder value, as discussed in Note 3 of the unaudited condensed consolidated financial statements. No assurance can be given that it can continue reducing these expenses.

     Interest expense for the six months ended June 30, 2004 was $50,000, a decrease of approximately $164,000 from the $214,000 incurred in the corresponding period of 2003, primarily because the obligation to Colgate-Palmolive was paid in full on April 2, 2004. As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the outstanding obligation by approximately $418,000. This amount is reflected in other income in the second quarter of 2004. Interest income of $99,000 for the six months ended June 30, 2004 was lower than the $127,000 earned in the corresponding

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

six months of 2003. Although the Company had more cash invested in 2004, it received lower interest rates on its investments as overall interest rates remained low. In addition to the Colgate-Palmolive settlement above, other income was impacted by the settlement of two lawsuits. In one case, the Company received payment of $150,000 in connection with a customer's failure to perform on a purchase order issued by them to the Company. In July 2004, the Company also settled a portion of the New Image litigation by agreeing to pay New Image approximately $275,000, net of offsets, for 60,000 of the 125,000 shares of stock held in escrow. The Company will retain the balance of the shares and anticipates retiring all 125,000 shares in the third quarter of 2004. Other income also includes royalty fees received from the licensing of Frances Denney products.

     As a result of reduced income for the six-month period ended June 30, 2004, the provision for income taxes decreased $141,000, to $237,000 from the $378,000 incurred for the corresponding period in 2003. Net income for the six-month period ended June 30, 2004 was $389,000, compared to $614,000 for the six months ended June 30, 2003. Basic and diluted earnings per share were $0.09 for the six months ended June 30, 2004, compared to $0.14 for the six months ended June 30, 2003, based on a weighted average number of shares of 4,360,043 and 4,302,076 for the six months ended June 30, 2004 and 2003, respectively.

     For the three months ended June 30, 2004, net sales were $5,556,000, compared to $6,401,000 for the three months ended June 30, 2003, a decline of $846,000. Sales of the Professional segment increased slightly, but the Retail segment declined significantly due to the reduced sales of Quinsana Medicated Talc to the military. Gross profit for the three months ended June 30, 2004 was $2,342,000, compared to gross profit of $2,994,000 achieved for the corresponding three-month period in 2003. The gross profit margin decreased to 42.2% for the three months ended June 30, 2004, from 46.8% for the corresponding period in 2003 as discussed above.

     Selling, general and administrative expenses for the three months ended June 30, 2004 decreased by $569,000, from $2,745,000 to $2,176,000, when compared to the corresponding three-month period of 2003, largely as a result of the "going-private" expenses discussed previously.

     Interest income for the three-month period ended June 30, 2004 was $48,000, a decrease of approximately $14,000 when compared to $62,000 earned in the corresponding three-month period of 2003, as a result of lower interest rates. Due in large part to the retirement of the Colgate debt, interest expense for the three-month period ended June 30, 2004 was

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$24,000, a decrease of $88,000 from the $112,000 in the corresponding three-month period of 2003.

     Income taxes for the three months ended June 30, 2004 was $184,000 compared to $78,000, an increase of $106,000 over the corresponding period in 2003. Net income of $312,000 for the three months ended June 30, 2004, increased from $134,000 achieved in the three months ended June 30, 2003. Income taxes and net income increased as a direct result of the settlements reached in the second and third quarters, as discussed above. Basic and diluted earnings per share were $0.07 for the three months ended June 30, 2004 and $0.03 for the three months ended June 30, 2003, based on a weighted average number of shares of 4,365,376 and 4,303,254 for the three months ended June 30, 2004 and 2003, respectively.


LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents decreased $600,000 from December 31, 2003, to $12,701,000 at June 30, 2004. Total cash of $17,789,000 at June 30,
2004 includes $5,088,000 of cash invested in a certificate of deposit pledged as collateral for a bank loan. As indicated in the Company's Form 10-Q filed for the first quarter ended March 31, 2004, the decline in cash was due to payments made in the second quarter of 2004 for officers bonuses and the retirement of the Colgate-Palmolive debt, which totaled $1,681,000. Accounts receivable were $1,711,000 at June 30, 2004, an increase of $266,000 from the $1,445,000 at December 31, 2003; inventories decreased approximately $119,000 from $7,497,000 at December 31, 2003 to $7,378,000 at June 30, 2004.

     Total current assets at June 30, 2004 were $21,921,000 compared to $23,029,000 at December 31, 2003. Working capital increased $389,000 when compared to December 31, 2003, due to a decrease in the current portion of long-term debt as a result of the settlement with Colgate-Palmolive referred to above. In addition to renewal premiums due in July 2004 on the Company's insurance policies and the New Image settlement discussed above, (both totaling approximately $600,000), the Company will also utilize approximately $8,750,000 of cash to pay a special dividend of $2.00 per share to all shareholders of record as of September 8, 2004, to be paid on September 15, 2004.

     The Company does not have any off-balance sheet financing or similar arrangements.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NEW FINANCIAL ACCOUNTING STANDARDS

     See Note 1 to the Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Based upon an evaluation of the Company's disclosure controls and procedures, which was completed as of June 30, 2004 (the "Evaluation Date"), the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures in place were effective as of the Evaluation Date.

     (b) CHANGES IN INTERNAL CONTROLS: To the best of the Company's knowledge and belief, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                          JUNE 30, 2004 AND 2003


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings.

     Other than the above, there has been no material change in the status of any other pending litigation since our last periodic report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

          10.18 Employment Agreement between David Spiegel and The Stephan Co. dated April 29, 2004.

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


     (b) Reports on Form 8-K during the quarter ended June 30, 2004:

         Current report on Form 8-K filed on April 15, 2004, in connection with the receipt of a warning letter from the American Stock Exchange regarding the previously disclosed failure to hold an annual meeting of stockholders.

         Current report on Form 8-K filed on June 10, 2004, in connection with the response, by Counsel to the Special Committee, to a stock acquisition proposal by Richard L. Scott Investments, LLC.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 31, 2004




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Chief Financial Officer
August 31, 2004