Form 10-Q
period 2004-09-30
STEPHAN CO
filed 2004-11-22
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended: September 30, 2004


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



         Approximate number of shares of Common Stock outstanding
                         as of November 8, 2004:


                               4,389,805



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 2004

                                    INDEX
                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2004 and December 31, 2003        4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2004 and 2003                            6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2004 and 2003                            7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2004 and 2003                           8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-19

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     19-23

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                24

           ITEM 4.    Controls and Procedures                     24


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             25

           ITEM 2.  Unregistered Sales of Equity Securities
                    And Use of Proceeds                           25

           ITEM 5.  Other Information                             25

           ITEM 6.  Exhibits                                      25


SIGNATURES                                                        26

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             SEPTEMBER 30, 2004


         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


          This quarterly report contains certain "forward-looking" statements. The Stephan Co. ("Stephan" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any results, condition, performance, trends or achievements projected, anticipated or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; relative success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; Stephan's ability to come into compliance with AMEX's continued listing requirements; regulatory approvals of the pending preliminary proxy filings in connection with the going-private transaction discussed in this report; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

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

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                             September 30,   December 31,
                                                 2004            2003
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 3,998,495    $ 13,302,159

 Accounts receivable, net                       2,337,739       1,444,508

 Inventories                                    7,330,434       7,497,262

 Prepaid expenses and
  other current assets                            532,415         784,601
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        14,199,083      23,028,530

RESTRICTED CASH                                 4,817,661       5,642,500

PROPERTY, PLANT AND EQUIPMENT, net              1,626,240       1,702,330

GOODWILL, net                                   5,857,980       5,857,980

TRADEMARKS, net                                 8,664,809       8,664,809

DEFERRED ACQUISITION COSTS, net                   236,133         298,773

OTHER ASSETS, net                               2,430,638       2,867,958
                                             ____________    ____________

   TOTAL ASSETS                              $ 37,832,544    $ 48,062,880
                                             ============    ============





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,     December 31,
                                               2004              2003
                                           _____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,382,019      $  2,614,731

 Current portion of
  long-term debt                              1,110,000         2,442,273

 Income taxes payable                            15,148            28,270
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,507,167         5,085,274

DEFERRED INCOME TAXES, net                    1,402,238         1,133,051

LONG-TERM DEBT                                3,515,000         4,347,500
                                           ____________      ____________

   TOTAL LIABILITIES                          8,424,405        10,565,825
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            44,106
  Additional paid in capital                 17,556,731        18,417,080
  Retained earnings                          11,807,510        20,387,432
                                           ____________      ____________
                                             29,408,139        38,848,618
  LESS:
   125,000 CONTINGENTLY
    RETURNABLE SHARES                              -           (1,351,563)
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 29,408,139        37,497,055
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 37,832,544      $ 48,062,880
                                           ============      ============


    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Nine Months Ended September 30,
                                            ______________________________
                                                 2004             2003
                                            _____________     ____________

NET SALES                                     $18,819,564      $20,048,643

COST OF GOODS SOLD                             10,977,964       11,248,070
                                              ___________      ___________
GROSS PROFIT                                    7,841,600        8,800,573

LESS OPERATING EXPENSES:

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       7,150,841        7,285,559
COMPENSATION EXPENSE RESULTING
  FROM EXERCISE OF STOCK OPTIONS                  415,430             -
                                              ___________     ____________

OPERATING INCOME                                  275,329        1,515,014

OTHER INCOME(EXPENSE)
  Interest income                                 145,616          178,311
  Interest expense                                (73,176)        (287,374)
  Royalty and other income, net                   320,245          224,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        668,014        1,630,451

INCOME TAX EXPENSE                                249,195          614,027
                                              ___________      ___________
NET INCOME                                    $   418,819      $ 1,016,424
                                              ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                          $      .10       $      .24
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,335,336        4,308,832
                                              ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months ended September 30,
                                          ________________________________

                                                2004            2003
                                           ____________     ____________

NET SALES                                   $ 7,305,025      $ 6,698,288

COST OF GOODS SOLD                            4,309,542        3,916,807
                                            ___________      ___________

GROSS PROFIT                                  2,995,483        2,781,481

LESS OPERATING EXPENSES:

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     2,564,149        2,319,991
COMPENSATION EXPENSE RESULTING
  FROM EXERCISE OF STOCK OPTIONS                415,430             -
                                            ___________     ____________

OPERATING INCOME                                 15,904          461,490

OTHER INCOME(EXPENSE)
  Interest income                                46,805           50,981
  Interest expense                              (23,243)         (73,447)
  Royalty and other income, net                   2,100          199,500
                                            ___________      ___________

INCOME BEFORE INCOME TAXES                       41,566          638,524

INCOME TAX EXPENSE                               12,222          236,157
                                            ___________      ___________

NET INCOME                                  $    29,344      $   402,367
                                            ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                        $      .01       $      .09
                                            ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       4,394,385        4,308,832
                                            ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended
                                                    September 30,
                                             ___________________________

                                                 2004            2003
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   418,819     $ 1,016,424
                                             ___________     ____________

 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                  118,631         245,930
   Amortization of intangible assets              62,640          70,092
   Writedown of inventories                      100,000          20,660
   Compensation expense resulting from
     exercise of stock options                   415,430            -
   Deferred income tax provision                 269,187         483,109
   Provision for doubtful accounts                61,323          75,249

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (954,554)       (764,873)
     Inventories                                  66,828        (602,480)
     Income taxes payable/receivable             (13,122)         11,604
     Prepaid expenses
      and other current assets                   252,186        (213,041)
     Other assets                                437,320         826,688
     Accounts payable and accrued expenses      (232,712)        588,207
                                             ___________     ___________

     Total adjustments                           583,157         741,145
                                             ___________     ___________
Net cash flows provided
 by operating activities                       1,001,976       1,757,569
                                             ___________     ___________




    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                     September 30,
                                             ____________________________
                                                  2004             2003
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property, plant
  and equipment                                  (42,541)         (10,213)
                                             ___________      ___________
Net cash flows used in
 investing activities                            (42,541)         (10,213)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                 (2,164,773)        (912,683)
 Dividends paid                               (8,998,741)        (264,635)
 Changes in certificates of deposit              824,839          832,500
 Proceeds from exercise of stock options          75,576             -
                                             ___________      ___________
Net cash flows used in
 financing activities                        (10,263,099)        (344,818)
                                             ___________      ___________
(DECREASE)/INCREASE IN CASH
 AND CASH EQUIVALENTS                         (9,303,664)       1,402,538

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          13,302,159       10,785,995
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 3,998,495      $12,188,533
                                             ===========      ===========
Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $   175,918      $   220,693
                                             ===========      ===========
          Income taxes paid                  $    69,659      $    88,629
                                             ===========      ===========

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:

     On August 20, 2004, 125,000 contingently returnable shares, carried at $1,351,563, were retired and Common Stock and Additional Paid in Capital was reduced by the same amount in the aggregate.

    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations of The Stephan Co. and Subsidiaries (the "Company") are reflected in these unaudited interim condensed consolidated financial statements.

          The results of operations for the nine-month period ended September 30, 2004 is not necessarily indicative of the results to be achieved for the year ending December 31, 2004. The December 31, 2003 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

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

         USE OF ESTIMATES: The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents (including restricted cash) held in interest bearing accounts as of September 30, 2004 and December 31, 2003 were approximately $7,678,000 and $12,698,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and are as follows:

                                      September 30,        December 31,
                                          2004                 2003
                                      ____________         ____________
Raw materials                         $  1,971,670         $  2,007,174
Packaging and components                 2,492,354            2,612,798
Work in progress                           292,438              257,476
Finished goods                           4,872,608            5,338,369
                                      ____________         ____________
                                         9,629,070           10,215,817
Less: Amount included in
      other assets, net                 (2,298,636)          (2,718,555)
                                      ____________         ____________

                                      $  7,330,434         $  7,497,262
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

     Included in other assets is inventory not anticipated to be utilized within one year and is comprised primarily of packaging, components and finished goods. The Company reduces the carrying value of slow moving inventory that may ultimately become unusable or obsolete, taking into consideration anticipated carrying costs and estimated costs of disposal. For the nine months ended September 30, 2004, the Company recorded an additional write-down of $100,000 for slow-moving and obsolete inventory.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the nine months ended September 30, 2004 and 2003, the Company had 291,822 and 664,620 outstanding stock options, respectively, a significant portion of which were non-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any significant impact on the earnings per share amounts for the nine and three months ended September 30, 2004 and 2003, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION: The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and 123, the Company continues to apply the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's existing plans. No stock-based compensation cost, other than as discussed below, is reflected in net income/(loss) as all options granted under the plans had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations (in thousands, except per share amounts):

                                    Nine Months Ended      Three Months
                                      September 30,       Ended Sept. 30,
                                   __________________     _______________
                                       2004      2003        2004    2003
                                    _______   _______     _______ _______

  Net income, as reported           $   419   $ 1,016     $   29   $  402

  Add: Stock-based compensation
   included in reported net income,
   net of related tax effects           272                  272

  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects          (371)     (124)      (308)     (41)
                                    ________  ________    _______ _______
  Pro forma net income/(loss)       $   320   $   892     $   (7)  $  361
                                    ========  ========    ======= =======
  Net income/(loss) per share:

        As reported                 $  .10    $   .24     $  .01   $  .09
        Pro forma                   $  .07    $   .21     $ (.00)  $  .08

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In the third quarter of 2004, officers of the Company exercised stock options utilizing the "cashless method" of exercise. As such, the Company recorded compensation expense in the amount of $415,430. The following table summarizes the pro forma results of operations had the officers exercised their options utilizing cash.

For the nine months ended September 30, 2004:

                                      Pro Forma   As Reported
                                     ___________  ___________

          Operating income            $  690,759    $275,329
          Income before taxes          1,083,444     668,014
          Income tax expense             392,978     249,195
          Net Income                     690,466     418,819
          Diluted earnings per share         .16         .10


For the three months ended September 30, 2004:

                                      Pro Forma   As Reported
                                     ___________  ___________

          Operating income            $  431,334    $ 15,904
          Income before taxes            456,996      41,566
          Income tax expense             156,005      12,222
          Net Income                     300,991      29,344
          Diluted earnings per share         .07         .01


         NEW FINANCIAL ACCOUNTING STANDARDS: In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB 51. FIN 46, as revised in December 2003, provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE's created after January 31, 2003. For variable interests in VIE's created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not require a change in accounting treatment since the Company has no investments in any VIE's.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes (in thousands):

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 2: SEGMENT INFORMATION (continued)

                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months         Three Months
                               Ended Sept. 30,     Ended Sept 30,
                                2004    2003        2004    2003
                              _______________     _______________
Professional                  $13,897 $13,806     $ 5,293 $ 5,174
Retail                          4,435   5,971       1,811   1,461
Manufacturing                   4,194   5,198       1,431   1,538
                              _______ _______     _______ _______
   Total                       22,526  24,975       8,535   8,173

Intercompany
  Manufacturing                (3,706) (4,926)     (1,230) (1,475)
                              _______ _______     _______ _______
   Consolidated               $18,820 $20,049     $ 7,305 $ 6,698
                              ======= =======     ======= =======

                               INCOME BEFORE       INCOME BEFORE
                                INCOME TAXES        INCOME TAXES
                              _______________     _______________
                                Nine Months         Three Months
                              Ended Sept. 30,      Ended Sept. 30,
                               2004    2003         2004    2003
                              _______________     _______________

Professional                  $   485 $ 1,162     $   18   $  412
Retail                            366     604         20      179
Manufacturing                    (183)   (136)         4       48
                              _______ _______     ______   ______

 Consolidated                 $   668 $ 1,630     $   42   $  639
                              ======= =======     ======   ======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of these other matters, at September 30, 2004, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, other than as indicated below, there has been no material change in the status of any other pending litigation since the Company's filing of its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2003.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     In the action commenced by New Image Laboratories, Inc. against the Company in the United States District Court for the Central District of California, the parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares. Subsequently, New Image elected to sell the Company its 60,000 shares for $285,000, (ii) Stephan will receive $44,000 in damages from New Image,
(iii) dividends, and interest accrued thereon, held in the escrow account (which is currently estimated to be in excess of $70,000) will be distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds. As a result of this settlement, the Company recorded an expense of approximately $275,000 for the quarter ended June 30, 2004. In the third quarter of 2004, the amount of the contingently returnable shares carried on the books of the Company was reflected as treasury stock when the shares were received by the Company and then offset against additional paid in capital when the shares were retired. New Image's claim for diminution of the value of the shares held in escrow, in the amount of $547,800, plus interest, was heard before a special master in late October 2004 and the parties are awaiting the special master's decision. In connection with the diminution claim, the parties have agreed that any recovery recommended by the special master shall be limited to the diminution in the value of 60,000 shares of the Company's stock. The parties have reserved the right to challenge and appeal the recommendation of the special master in the federal court.

     In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings against each other before the American Arbitration Association in Pittsburgh, Pennsylvania. In TSI's statement of claim, TSI alleged claims for breach of contract, trademark infringement and breach of certain implied covenants. Specifically, TSI alleged that SAC owes past due royalty payments and interest. TSI also alleged that SAC breached the contract between the parties by various acts and omissions which diminished sales of Sorbie products and the value of the Sorbie trademarks. TSI further alleged that SAC has diverted product outside of SAC's territory. TSI sought damages in the amount of the royalties allegedly due, termination of the agreement between the parties and cancellation and forfeiture of SAC's rights in the Sorbie Trademarks. SAC denied the allegations raised in the TSI statement of claim. In SAC's statement of claim against TSI, SAC alleged causes of action for declaratory relief, diversion, breach of contract for failure to support the brand, trademark infringement and injunctive relief. SAC alleged that TSI had been engaged in diversion of TSI product into SAC's territory and that TSI and Trevor Sorbie failed to render assistance to SAC in violation

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

of the parties' agreement. SAC further alleged that TSI and Trevor Sorbie engaged in intentional and detrimental infringement of SAC's exclusive rights in the Sorbie Trademarks and rights to publicity to the name, likeness and image of Trevor Sorbie in SAC's territory. Among other things, SAC alleged that Trevor Sorbie and TSI infringed SAC's rights by appearing at shows in North and South America that promoted Trevor Sorbie and non-SAC products. SAC sought damages for the diversion, infringement and permanent injunctive relief. In addition, SAC further alleged that TSI's claim for royalties is premised upon an incorrect reading of the agreement and is at odds with the method by which the parties have calculated royalties since the inception of the agreement. SAC has also filed a claim against Trevor Sorbie individually, premised upon his involvement in certain of the acts alleged above. On October 25, 2004, the arbitration panel returned an award in favor of TSI with respect to the royalties due, including interest, and in favor of SAC with respect to the infringement of SAC's rights to exclusive publicity in their territory.
The panel did not affirm any of the other claims alleged by either of the parties to the action. The Company intends to appeal the decision on certain grounds, including an improper computation of the interest due on additional royalties, however the financial statements for the nine months ended September 30, 2004 reflect a liability of approximately $720,000 for payment of the award. Also, SAC may incur additional interest from the date of the award. Due to the complexities of the issues involved, however, the Company is currently unable to predict the outcome of the appeal, including whether or not the appeal will be heard.

     On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company would be acquired, in a "going-private" transaction, by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom are current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Merger Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of two non-management and disinterested directors of the Company's Board of Directors. The Special Committee had received an opinion from SunTrust Robinson Humphrey that the consideration to be paid pursuant to the Merger Agreement was fair from a financial point of view to the stockholders other than the Acquisition Group.

     On November 4, 2003, in connection with the "going-private" trans-action, the Company filed a Preliminary Proxy with the Securities and Exchange Commission ("SEC"). The Company is currently in the process of responding to comment letters issued by the SEC as a result of its review

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

of the Preliminary Proxy. When its review is complete, the SEC may require the Company to file an amended Form 10-K to enhance disclosures with respect to the non-current inventory. On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of Stephan common stock not owned by it and informed Stephan that it has decided not to pursue such an acquisition at this time.

     Independent legal counsel and investment banking advisors were retained to advise the Special Committee in connection with the transaction. The Company incurred over $650,000 of expenses through June
30, 2004.   For the quarter ended September 30, 2004, the Company accrued an additional $155,000 for expenses previously incurred by Eastchester Enterprises, in accordance with the terms of the Merger Agreement. In connection with the "going-private" transaction, the Company had previously entered into a Working Capital Management Account ("WCMA") agreement with Merrill Lynch Business Financial Services Inc., providing for the creation of a WCMA line of credit not to exceed $5,000,000. Borrowings against the line of credit are to be collateralized by the Company's accounts receivable and inventories and the debt will bear a variable interest rate using a 1-month LIBOR rate plus 2.25%. The provisions of the credit line included periodic accounting and reporting requirements, maintenance of certain business and financial ratios as well as restrictions on additional borrowings. The credit line remains unused, and has been extended pending the satisfactory renegotiation of the terms, use of proceeds and amount of the credit line.

     As previously reported, because the anticipated "going private" transaction commenced on or about March 2001 but subsequently withdrawn, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange (AMEX), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company included annual meeting materials in its revised proxy statement, filed with the Securities and Exchange Commission on April 13, 2004. In a press release issued by the Company on October 29, 2004, the Company indicated that the next annual meeting of shareholders, previously set for November 10, 2004, has been delayed, and the Company expects to formally notify all shareholders of the definitive date and location of such meeting in the near future. The Company was required by AMEX to file a Corporate Governance Certification by October 31, 2004, but has been unable to do so because the composition of the Board of Directors and the Audit Committee does not meet the enhanced independent requirements of AMEX. On November 19, 2004, the Company received a warning

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

letter from AMEX indicating that the Company was deficient with respect to the above, in addition to not being in compliance with nominating committee requirements and a web-site posting (or other public notice) of a code of conduct and ethics for all directors, officers and employees. The Company has until December 31, 2004 to become compliant and as such, has been engaged in discussions and has been active in the process of re-constituting the Board of Directors to bring it into compliance with current AMEX guidelines, as well as formulating and implementing the appropriate policies and rules. As disclosed in previous filings, the above could subject the Company to civil penalties and/or the delisting of the Company's stock. The Company, based upon past discussions with AMEX and the Company's legal counsel, believes that none of the aforementioned issues are of a material nature and any penalties, if levied, would not be material to the Company's financial position or results of operations. However, if the Company's common stock is delisted from AMEX, it could adversely affect the liquidity and price of the Company's common stock, as well as the Company's ability to raise additional capital.

NOTE 4: SPECIAL DIVIDEND

     On August 25, 2004, the Company announced that its Board of Directors approved the payment of a special dividend of $2.00 per share to all shareholders of record as of September 8, 2004, paid on September 15, 2004 and amounting to $8,779,606.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

RESULTS OF OPERATIONS

     For the nine months ended September 30, 2004, net sales were $18,820,000, compared to $20,049,000 achieved in the corresponding nine months of 2003. The overall decrease in sales was principally due to the return to a normal level of military orders for Quinsana Medicated Talc. As indicated in previous filings, the first and second quarters of 2003 were favorably impacted by military orders as troops were deployed to the Middle East conflict. In addition, and for largely the same reason as above, the gross margin for the nine months ended September 30, 2004 declined to 41.7% as compared to 43.9% for the nine months ended September 30, 2003. Sales of the other retail products also declined, but sales of

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Professional segment were up slightly, due to strong sales of hard goods offsetting declines in wet goods sales for the nine-month period ended September 30, 2004, when compared to the sales achieved for the corresponding nine-month period ended September 30, 2003. Sales of hotel and spa amenities (included in the Manufacturing and Other segment) also increased in this corresponding period.

     Gross profit for the nine months ended September 30, 2004, was $7,842,000 compared to gross profit of $8,801,000 achieved for the corresponding nine-month period in 2003. Cost of sales for the nine months ended September 30, 2004 was $10,978,000, when compared to the cost of sales of $11,248,000 for the nine months ended September 30, 2003. Gross profit decreased overall for the reasons discussed above.

     Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased by $135,000, to $7,151,000, when compared to the corresponding 2003 nine-month period total of $7,286,000. This decrease was due, in large part, to a decrease in expenses in connection with the "going-private" transaction, which was withdrawn on August 24, 2004, as well as a decline in officer payroll costs. The Company continues its efforts to control selling, general and administrative expenses; however, no assurance can be given that it can continue to keep reducing these expenses.

     In the third quarter of 2004, officers of the Company exercised stock options utilizing the "cashless method" of exercise. As such, the Company recorded compensation expense in the amount of $415,430 in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     Interest expense for the nine months ended September 30, 2004 was $73,000, a decrease of approximately $214,000 from the $287,000 incurred in the corresponding period of 2003, primarily because the Company's obligation to Colgate-Palmolive was paid in full on April 2, 2004. As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the outstanding obligation by approximately $418,000. This amount is reflected in other income. Interest income of $146,000 for the nine months ended September 30, 2004 was lower than the $178,000 earned in the corresponding nine months of 2003. Although the Company had more cash invested in 2004, prior to the payment of the $2.00 special dividend on September 15, 2004, it received lower interest rates on its investments as

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

overall interest rates remained low.

     In addition to the Colgate-Palmolive settlement above, other income was impacted by the settlement of two lawsuits. In one case, the Company received payment of $150,000 in connection with a customer's failure to perform on a purchase order issued by them to the Company. In July 2004, the Company also settled a portion of the New Image litigation by agreeing to pay New Image $285,000 for 60,000 of the 125,000 shares of stock held in escrow. All 125,000 shares of stock were retired in the third quarter of 2004. Other income also includes royalty fees received from the licensing of Frances Denney products.

     As a result of decrease in income for the nine-month period ended September 30, 2004, the provision for income taxes decreased $365,000, to $249,000 from the $614,000 incurred for the corresponding period in 2003. Net income for the nine-month period ended September 30, 2004 was $419,000, compared to $1,016,000 for the nine months ended September 30, 2003. Basic and diluted earnings per share were $0.10 for the nine months ended September 30, 2004, compared to $0.24 for the nine months ended September 30, 2003, based on a weighted average number of shares of 4,335,336 and 4,308,832 for the nine months ended September 30, 2004 and 2003, respectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment upon adoption and at least annually thereafter. Additionally, SFAS No. 142 dictates testing for impairment between annual tests if an event (as defined) occurs or circumstances change. The Company does not currently believe that any qualifying event or circumstance has occurred. However, one of the Company's reporting units has experienced a decline in sales during 2004. The reporting unit is actively developing various marketing alternatives, which are expected to result in sales and earnings beginning in the latter half of 2005 that the Company believes will eventually more than offset the decline in sales. The timing of such sales and earnings are primarily based upon the negotiation of certain distribution and sales agreements. Should the reporting unit incur a significant delay in developing the expanded marketing alternatives, the Company could be required to recognize an impairment of all or a portion of the reporting unit's goodwill or other intangible assets when the Company performs its annual test for impairment.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

     For the three months ended September 30, 2004, net sales were $7,305,000, compared to $6,698,000 for the three months ended September 30, 2003, an increase of $607,000. Sales for both the Professional and Retail segments were up in the third quarter, as were sales of hotel and spa amenities (included in the Manufacturing and Other segment). Gross profit for the three months ended September 30, 2004 was $2,995,000, compared to gross profit of $2,781,000 achieved for the corresponding three-month period in 2003. The gross profit margin, however, for the third quarter, decreased from 41.5% in 2003 to 41.0% in 2004. Although the gross profit increased as indicated above, the gross profit margin for this third quarter was adversely impacted by a $100,000 additional write down of slow-moving and obsolete goods, on the basis of the Company's on-going and continuing evaluation of inventory.

     Selling, general and administrative expenses for the three months ended September 30, 2004 increased by $244,000, to $2,564,000, from $2,320,000 when compared to the corresponding three-month period of 2003. This increase is a result of going-private expenses incurred in the third quarter of 2004 and the award by the arbitration panel with respect to the SAC litigation. As discussed above, the exercise of options obligated the Company to record compensation expense in the amount of $415,430 for the quarter ended September 30, 2004.

     Interest income for the three-month period ended September 30, 2004 was $47,000, a decrease of approximately $4,000 when compared to $51,000 earned in the corresponding three-month period of 2003. Interest expense for the three-month period ended September 30, 2004 was $23,000, a decrease of $50,000 from the $73,000 charged in the corresponding three-month period of 2003, due in large part to the retirement of the Colgate debt discussed earlier. Other income was significantly lower in the third quarter of 2004 when compared to the quarter ended September 30, 2003 as a result of a settlement in 2003 with the Dept. of Transportation with respect to the Company's claim in connection with the widening of Interstate Highway 4.

     Income tax expense for the three months ended September 30, 2004 was $12,000 compared to $236,000, a decrease of $224,000 for the corresponding period in 2003. Net income of $29,000 for the three months ended September 30, 2004, was a $373,000 decrease from net income of $402,000 achieved in the three months ended September 30, 2003. Basic and diluted earnings per share were $0.01 for the three months ended September 30, 2004 and 2003,

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

based on a weighted average number of shares 4,394,385 and 4,308,832 for the three months ended September 30, 2004 and 2003, respectively.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents decreased $9,304,000 from December 31, 2003, to $3,998,000 at September 30, 2004. Total cash of $8,816,000 at September 30, 2004 includes restricted cash of $4,818,000 pledged as collateral for a bank loan. Accounts receivable were $2,338,000 at September 30, 2004, a net increase of $955,000 from the $1,445,000 at December 31, 2003, due largely as a result of normally strong third quarter sales of Morris Flamingo-Stephan. Overall, inventories decreased $587,000 from $10,216,000 at December 31, 2003 to $9,629,000 at September 30, 2004. Inventory not anticipated to be utilized within one year made up a significant portion of the total decrease in inventory.

     Total current assets at September 30, 2003 were $14,199,000 compared to $23,029,000 at December 31, 2003. Working capital decreased $7,251,000 when compared to December 31, 2003, as a result of the payment of a special dividend of $2.00 per share, paid on September 15, 2004. The Company does not anticipate any significant capital expenditures in the near term, other than the exposure in connection with the Sorbie litigation matter discussed previously, and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

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

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003


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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) DISCLOSURE CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.


     (b) CHANGES IN INTERNAL CONTROLS: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       SEPTEMBER 30, 2004 AND 2003


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     The disclosure of the Company's legal proceedings set forth in Note 3 to the Financial Statements included in Part I, Item 1 are incorporated herein by reference.

     Other than the above, there has been no material change in the status of any other pending litigation since our last periodic report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Repurchase of Equity Securities: In connection with a settlement agreement entered into in July 2004, with New Image Laboratories, Inc., as set forth in Note 3 to the Financial Statements included in Part I, Item 1, the Company repurchased 60,000 shares (at $4.75 per share) of the Company's common stock for an aggregate amount of $285,000 in August 2004.

     The Company did not repurchase any shares of its common stock pursuant to publicly announced plans or programs and the Company does not presently have any such plans or programs

ITEM 5.  OTHER MATTERS

     The Company was required by the American Stock Exchange ("AMEX") to file a Corporate Governance Certification by October 31, 2004, but has been unable to do so because the composition of the Board of Directors and the Audit Committee does not meet the enhanced independent requirements of AMEX. On November 19, 2004, the Company received a warning letter from AMEX indicating that the Company was deficient with respect to the above, in addition to not being in compliance with nominating committee requirements and a web-site posting (or other public notice) of a code of conduct and ethics for all directors, officers and employees. The Company has until December 31, 2004 to become compliant and as such, has been engaged in discussions and has been active in the process of re-constituting the Board of Directors to bring it into compliance with current AMEX guidelines, as well as formulating and implementing the appropriate policies and rules.

ITEM 6.  EXHIBITS

     The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 22, 2004




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Chief Financial Officer
November 22, 2004

EXHIBIT INDEX



          Exhibit
          Number                Exhibit Title


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