Form 10-Q/A
period 2004-09-30
STEPHAN CO
filed 2005-07-25
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q/A
                               AMENDMENT No. 1


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

                                    INDEX
                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2004 and December 31, 2003        4-5

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2004 and 2003                            6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2004 and 2003                            7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2004 and 2003                           8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-18

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     19-23

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                23

           ITEM 4.    Controls and Procedures                   23-24


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             25

           ITEM 2.  Unregistered Sales of Equity Securities
                    And Use of Proceeds                           25

           ITEM 5.  Other Information                             25

           ITEM 6.  Exhibits                                      25


SIGNATURES                                                        26

EXPLANATORY NOTE


This Amendment constitutes Amendment No. 1 to The Stephan Co.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was previously filed with the Securities and Exchange Commission ("SEC") on November 22, 2004. The Company is filing this amendment to remove pro-forma information presented in connection with stock options exercised by certain Officers and Directors. All information contained in this Amendment is subject to update and supplement by the Company's reports filed with the SEC for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.






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

     Such factors include, but are not limited to, the following: general economic and business conditions; competition; relative success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; costs and expenses incurred by the Company in pursuing strategic alternatives; availability, terms and deployment of capital; Stephan's ability to come into compliance with AMEX's continued listing requirements; the outcome of the Company's pending AMEX delisting hearing; regulatory approvals of the pending preliminary proxy filings in connection with the going-private transaction discussed in this report; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or failure to comply with, law; changes in product mix and associated gross profit margins; and other factors or events referenced in this Form 10-Q.

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
                                           ============      ============



    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Nine Months Ended September 30,
                                            ______________________________
                                                 2004             2003
                                            _____________     ____________

NET SALES                                     $18,819,564      $20,048,643

COST OF GOODS SOLD                             10,977,964       11,248,070
                                              ___________      ___________
GROSS PROFIT                                    7,841,600        8,800,573

LESS OPERATING EXPENSES:

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       7,566,271        7,285,559
                                              ___________     ____________

OPERATING INCOME                                  275,329        1,515,014

OTHER INCOME(EXPENSE)
  Interest income                                 145,616          178,311
  Interest expense                                (73,176)        (287,374)
  Royalty and other income, net                   320,245          224,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        668,014        1,630,451

INCOME TAX EXPENSE                                249,195          614,027
                                              ___________      ___________
NET INCOME                                    $   418,819      $ 1,016,424
                                              ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                          $      .10       $      .24
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,335,336        4,308,832
                                              ===========      ===========








    See notes to unaudited condensed consolidated financial statements



                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months ended September 30,
                                          ________________________________

                                                2004            2003
                                           ____________     ____________

NET SALES                                   $ 7,305,025      $ 6,698,288

COST OF GOODS SOLD                            4,309,542        3,916,807
                                            ___________      ___________

GROSS PROFIT                                  2,995,483        2,781,481

LESS OPERATING EXPENSES:

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     2,979,579        2,319,991
                                            ___________     ____________

OPERATING INCOME                                 15,904          461,490

OTHER INCOME(EXPENSE)
  Interest income                                46,805           50,981
  Interest expense                              (23,243)         (73,447)
  Royalty and other income, net                   2,100          199,500
                                            ___________      ___________

INCOME BEFORE INCOME TAXES                       41,566          638,524

INCOME TAX EXPENSE                               12,222          236,157
                                            ___________      ___________

NET INCOME                                  $    29,344      $   402,367
                                            ===========      ===========

BASIC AND DILUTED
  EARNINGS PER SHARE                        $      .01       $      .09
                                            ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       4,394,385        4,308,832
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
                                             ___________     ____________

 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                  118,631         245,930
   Amortization of intangible assets              62,640          70,092
   Write-down of inventories                     100,000          20,660
   Compensation expense resulting from
     exercise of stock options                   415,430            -
   Deferred income tax provision                 269,187         483,109
   Provision for doubtful accounts                61,323          75,249

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (954,554)       (764,873)
     Inventories                                  66,828        (602,480)
     Income taxes payable/receivable             (13,122)         11,604
     Prepaid expenses
      and other current assets                   252,186        (213,041)
     Other assets                                437,320         826,688
     Accounts payable and accrued expenses      (232,712)        588,207
                                             ___________     ___________

     Total adjustments                           583,157         741,145
                                             ___________     ___________
Net cash flows provided
 by operating activities                       1,001,976       1,757,569
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
                                             ===========      ===========

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:

     On August 20, 2004, 125,000 contingently returnable shares, carried at $1,351,563, were retired and Common Stock and Additional Paid in Capital were reduced by the same amount in the aggregate.


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

     In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings against each other before the American Arbitration Association in Pittsburgh, Pennsylvania. In TSI's statement of claim, TSI alleged claims for breach of contract, trademark infringement and breach of certain implied covenants. Specifically, TSI alleged that SAC owes past due royalty payments and interest. TSI also alleged that SAC breached the contract between the parties by various acts and omissions which diminished sales of Sorbie products and the value of


                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

the Sorbie trademarks. TSI further alleged that SAC has diverted product outside of SAC's territory. TSI sought damages in the amount of the royalties allegedly due, termination of the agreement between the parties and cancellation and forfeiture of SAC's rights in the Sorbie Trademarks. SAC denied the allegations raised in the TSI statement of claim. In SAC's statement of claim against TSI, SAC alleged causes of action for declaratory relief, diversion, breach of contract for failure to support the brand, trademark infringement and injunctive relief. SAC alleged that TSI had been engaged in diversion of TSI product into SAC's territory and that TSI and Trevor Sorbie failed to render assistance to SAC in violation of the parties' agreement. SAC further alleged that TSI and Trevor Sorbie engaged in intentional and detrimental infringement of SAC's exclusive rights in the Sorbie Trademarks and rights to publicity to the name, likeness and image of Trevor Sorbie in SAC's territory. Among other things, SAC alleged that Trevor Sorbie and TSI infringed SAC's rights by appearing at shows in North and South America that promoted Trevor Sorbie and non-SAC products. SAC sought damages for the diversion, infringement and permanent injunctive relief. In addition, SAC further alleged that TSI's claim for royalties is premised upon an incorrect reading of the agreement and is at odds with the method by which the parties have calculated royalties since the inception of the agreement. SAC has also filed a claim against Trevor Sorbie individually, premised upon his involvement in certain of the acts alleged above. On October 25, 2004, the arbitration panel returned an award in favor of TSI with respect to the royalties due, including interest, and in favor of SAC with respect to the infringement of SAC's rights to exclusive publicity in their territory.
The panel did not affirm any of the other claims alleged by either of the parties to the action. The Company intends to appeal the decision on certain grounds, including an improper computation of the interest due on additional royalties, however the financial statements for the nine months ended September 30, 2004 reflect a liability of approximately $720,000 for payment of the award. Also, SAC may incur additional interest from the date of the award. Due to the complexities of the issues involved, however, the Company is currently unable to predict the outcome of the appeal, including whether or not the appeal will be heard.

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

     On November 4, 2003, in connection with the "going-private" trans-action, the Company filed a Preliminary Proxy with the Securities and Exchange Commission ("SEC"). The Company is currently in the process of responding to comment letters issued by the SEC as a result of its review of the Preliminary Proxy. When its review is complete, the SEC may require the Company to file an amended Form 10-K to enhance disclosures with respect to the non-current inventory. On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of Stephan common stock not owned by it and informed Stephan that it has decided not to pursue such an acquisition at this time.

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

     As previously reported, because the anticipated "going private" transaction commenced on or about March 2001 but subsequently withdrawn, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange ("AMEX"), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company included annual meeting materials in


                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

its revised proxy statement, filed with the Securities and Exchange Commission on April 13, 2004. In a press release issued by the Company on October 29, 2004, the Company indicated that the next annual meeting of shareholders, previously set for November 10, 2004, has been delayed, and the Company expects to formally notify all shareholders of the definitive date and location of such meeting in the near future. The Company was required by AMEX to file a Corporate Governance Certification by October 31, 2004, but has been unable to do so because the composition of the Board of Directors and the Audit Committee does not meet the enhanced independent requirements of AMEX. On November 19, 2004, the Company received a warning letter from AMEX indicating that the Company was deficient with respect to the above, in addition to not being in compliance with nominating committee requirements and a web-site posting (or other public notice) of a code of conduct and ethics for all directors, officers and employees. The Company has until December 31, 2004 to become compliant and as such, has been engaged in discussions and has been active in the process of re-constituting the Board of Directors to bring it into compliance with current AMEX guidelines, as well as formulating and implementing the appropriate policies and rules. The Company believes that if its common stock is delisted from AMEX, such delisting is not expected to have a direct impact on the financial condition or operations of the Company, but it could adversely affect the liquidity and price of the Company's common stock, as well as the Company's ability to raise additional capital.

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

RESULTS OF OPERATIONS

     For the nine months ended September 30, 2004, net sales were $18,820,000, compared to $20,049,000 achieved in the corresponding nine months of 2003. The overall decrease in sales was principally due to the return to a normal level of military orders for Quinsana Medicated Talc. As indicated in previous filings, the first and second quarters of 2003 were favorably impacted by military orders as troops were deployed to the Middle East conflict. In addition, and for largely the same reason as above, the gross margin for the nine months ended September 30, 2004 declined to 41.7% as compared to 43.9% for the nine months ended September 30, 2003. Sales of the other retail products also declined, but sales of the Professional segment were up slightly, due to strong sales of hard goods offsetting declines in wet goods sales for the nine-month period ended September 30, 2004, when compared to the sales achieved for the corresponding nine-month period ended September 30, 2003. Sales of hotel and spa amenities (included in the Manufacturing and Other segment) also increased in this corresponding period.

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


                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2004 AND 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest expense for the nine months ended September 30, 2004 was $73,000, a decrease of approximately $214,000 from the $287,000 incurred in the corresponding period of 2003, primarily because the Company's obligation to Colgate-Palmolive was paid in full on April 2, 2004. As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the outstanding obligation by approximately $418,000. This amount is reflected in other income. Interest income of $146,000 for the nine months ended September 30, 2004 was lower than the $178,000 earned in the corresponding nine months of 2003. Although the Company had more cash invested in 2004, prior to the payment of the $2.00 special dividend on September 15, 2004, it received lower interest rates on its investments as overall interest rates remained low.

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

     Income tax expense for the three months ended September 30, 2004 was $12,000 compared to $236,000, a decrease of $224,000 for the corresponding period in 2003. Net income of $29,000 for the three months ended September 30, 2004, was a $373,000 decrease from net income of $402,000 achieved in the three months ended September 30, 2003. Basic and diluted earnings per share were $0.01 for the three months ended September 30, 2004 and 2003, based on a weighted average number of shares 4,394,385 and 4,308,832 for the three months ended September 30, 2004 and 2003, respectively.

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


ITEM 4.  CONTROLS AND PROCEDURES (continued)

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
July 25, 2005




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Chief Financial Officer
July 25, 2005























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