Form 10-K
period 2004-12-31
STEPHAN CO
filed 2005-09-09
CIK 94056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004



                           Commission File No. 1-4436


                                 THE STEPHAN CO.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Florida                              59-0676812
   -------------------------------               ----------------
   (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)               Identification No.)


  1850 West McNab Road, Fort Lauderdale, Florida      33309
    ----------------------------------------        ----------
    (Address of principal executive offices)        (Zip Code)

Registrant's Telephone Number, including Area Code: (954) 971-0600
                                                    --------------


      Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Class           Name of Exchange on Which Registered
-------------------        ------------------------------------
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

                       YES |_|       NO |X|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES |_|   NO |X|


As of August 31, 2005, the aggregate market value of the Common stock held by non-affiliates of the Registrant was $14,880,631 based upon the last reported sale price of $4.45 per share on the American Stock Exchange on such date.

         The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                4,389,805 Shares of Common Stock, $.01 Par Value,
                              as of August 31, 2005

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933:

      NONE

                        THE STEPHAN CO. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                            Page
                                                                            ----
PART I

Item 1:   Business.........................................................   5
Item 2:   Properties.......................................................  10
Item 3:   Legal Proceedings................................................  11
Item 4:   Submission of Matters to a Vote of Security Holders..............  12

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters.................................  13
Item 6:   Selected Financial Data..........................................  14
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  15
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.......  23
Item 8:   Financial Statements and Supplementary Data......................  24
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................  24
Item 9A:  Controls and Procedures..........................................  24

PART III

Item 10:  Directors and Executive Officers of the Registrant...............  25
Item 11:  Executive Compensation...........................................  27
Item 12:  Security Ownership of Certain Beneficial
           Owners and Management...........................................  32
Item 13:  Certain Relationships and Related Transactions...................  34
Item 14:  Principal Accounting Fees and Services...........................  34

PART IV

Item 15:  Exhibits, Financial Statement Schedules..........................  35

Signatures.................................................................  38

                                     PART I

      Certain statements in this Annual Report on Form 10-K ("Form 10-K") under "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, condition (financial or otherwise), performance or achievements to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements.

      Words such as "projects," "believe," "anticipates," "estimate," "plans," "expect," "intends," and similar words and expressions are intended to identify forward-looking statements and are based on our current expectations, assumptions, and estimates about us and our industry. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.

      Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, the results of the audit and review processes performed by our independent auditors with respect to our Form 10-K for the year ended December 31, 2004; the possibility of delisting, or halt in trading of, the Company's common stock from the American Stock Exchange and the repercussions from any such delisting, or halt in trading; the continuing risks associated with our failure to be in compliance with our periodic reporting requirements with the Securities and Exchange Commission (specifically our delinquent Form 10-Q reports for the quarters ended March 31, 2005 and June 30, 2005); our ability to satisfactorily address any material weaknesses in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; costs and expenses incurred by us in pursuing strategic alternatives; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management's response to these factors, and other factors that may be more fully described in the Company's literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

      We also manufacture and sell products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and are included in our Professional segment. Our trademark, "STEPHAN'S," and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2006. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $3,348,000 of the Company's 2004 net sales.

      Under certain trademark licenses, we have been granted the exclusive use of certain trademarks in connection with the manufacture and distribution of the Cashmere Bouquet product line of the Colgate-Palmolive Company in the United States and Canada. Any product sold under these license agreements is included in our net sales.

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

      No single customer accounted for more than 10% of our consolidated revenues in 2004. Private label production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, was not significant in 2004.

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

   WILLIAMSPORT BARBER AND BEAUTY CORP.

      Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Company, is located in Williamsport, Pennsylvania. Williamsport, a mail order beauty and barber supply company, with net sales of approximately $4,475,000 in 2004, accounted for approximately 18.7% of our consolidated revenues for the year and are included in the Professional business segment.

   STEPHAN & CO.

      Stephan & Co., a wholly-owned subsidiary, had focused on the distribution of personal care amenity products for cruise ships. For the year ended December 31, 2004, Stephan & Co. was successful in introducing its amenity program to resorts and spas and had net sales of approximately $366,000 in 2004.

   SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

      Scientific Research Products, Inc. of Delaware ("Scientific") is a wholly-owned subsidiary, which accounted for 10.6% of our consolidated revenues in 2004, with net sales of approximately $2,541,000. The majority of the sales of Scientific are included in the Retail business segment.

   TREVOR SORBIE OF AMERICA, INC.

      Prior to its acquisition, Sorbie Acquisition Co. ("Sorbie") was one of our major customers and a distributor of a professional line of hair care products sold to salons in the United States and Canada through a network of distributors. Net sales of Sorbie hair care products in 2004 were approximately $698,000, representing 2.9% of our consolidated revenues, and are included in the Professional business segment of the Company's business.

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

      New Image commenced litigation against the Company seeking, among other things, a declaratory decree that the 125,000 shares of the Company's common stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. In the action commenced by New Image against the Company in the United States District Court for the Central District of California, the parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares, (subsequently, New Image elected to sell the Company its 60,000 shares for $285,000), (ii) Stephan was awarded $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (approximately $72,000) will be distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, which was used to satisfy, in part, the award under (ii) above. As a result of this settlement, the Company recorded an expense of approximately $285,000 for the quarter ended June 30, 2004 and the amount is reflected as a reduction of royalty and other income on the consolidated statement of operations. In the third quarter of 2004, the amount of the contingently returnable shares recorded in the financial statements of the Company was offset against additional paid in capital when the shares were retired. New Image's claim for diminution of the value of the shares held in escrow was heard before a special master in late October 2004 and on March 30, 2005, the special master recommended that judgment be entered in favor of the Company. The federal court then entered an order confirming the findings of the Special Master and entered judgment denying New Image's diminution claim. New Image has not appealed the judgment.

      Sales of professional brands acquired from New Image amounted to approximately 5.4% of consolidated revenues for the year ended December 31, 2004. Sales of New Image products are included in the Company's Professional business segment while sales of the Modern line are included in the Company's Retail business segment.

   MORRIS FLAMINGO-STEPHAN, INC.

      Morris-Flamingo, Inc. ("Morris Flamingo") is a beauty and barber distributor, which markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Sales for the year ended December 31, 2004 were approximately $10,928,000, accounting for approximately 45.6% of our consolidated revenues, and are included in the Professional segment of the Company's business.

   SEGMENT INFORMATION

      "Operating Segments and Related Information," which provides information on net sales, income before income taxes and cumulative effect of change in accounting principle, interest income and expense and depreciation and amortization for the last three years and identifiable assets for the last two years, for each of our three business segments, is set forth in Note 9 of the consolidated financial statements included elsewhere in this Form 10-K.

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

   BACKLOG

      As of December 31, 2004 the Company did not have any significant amount of backlog orders.

   RESEARCH AND DEVELOPMENT

      During each of the three prior fiscal years ending December 31, 2004, expenditures on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material and were expensed as incurred.

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

   EMPLOYEES

      As of December 31, 2004, in addition to its four executive officers, the Company and its subsidiaries employed approximately 110 people engaged in the production, warehousing and distribution of its products. Although we do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

Item 2. Properties

      Our administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, owned by the Company, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Company utilizes approximately two-thirds of the space for the manufacture and warehousing of our products. The remainder of the space is utilized by the Company for its administrative offices. The Company also owns certain machinery and equipment used in the manufacture of our products that are stored in the facility in Fort Lauderdale, Florida. In addition to this facility, the Company leases approximately 43,000 square feet of warehouse space located at 5300 North Powerline Road, Fort Lauderdale, Florida 33309, under a lease extension which terminates July 31, 2005, at an annual net rental of $264,000. In August 2005, the Company negotiated a month-to-month lease on reduced space of 15,000 square feet for approximately $9,000 per month.

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

      The Company leases office and warehouse space of approximately 6,000 square feet in Williamsport, Pennsylvania pursuant to a five-year lease expiring January 31, 2007. Monthly rent in the amount of $2,100 is payable to the former owner of Williamsport Barber Supply and the Company has the right to terminate the lease upon 30-days notice.

      In connection with the Morris Flamingo acquisition, the Company entered into a lease, and subsequent lease extension, expiring in June 2005, for the office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834, at an annual rental payment of approximately $210,000, subject to annual consumer price index increases, with purchase options ranging from $1,850,000 to $2,000,000 over the remaining life of the lease. The Danville facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The landlord is Shaheen & Co., Inc, the former owner of Morris-Flamingo. Shouky A. Shaheen, a minority owner of

Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") extending the term of the lease to June 30, 2015, with a five year renewal option, and increases the annual rental to $302,780. The base rent is adjustable annually, in accordance with the existing master lease, the terms of which, including a 90-day right of termination by the Company, remain in full force and effect. In addition, the Company has a purchase option, effective during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises. On July 6, 2005, the landlord notified the Company that their interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the disagreement. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company's minimum lease obligation would amount to $151,390 in 2005, $302,780 in 2006, $302,780 in 2007, $302,780 in 2008 $302,780 in 2009 and
$1,665,289 thereafter.

Item 3. Legal Proceedings

      In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of our management that none of such matters, at December 31, 2004, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows.

      For a description of certain legal proceedings involving the Company and New Image, see Item 1. Business. For a description of certain legal proceedings involving the Company and a shareholder, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.

      In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings before the American Arbitration Association in Pittsburgh, Pennsylvania. This arbitration proceeding arose from a lawsuit filed against SAC by TSI alleging causes of action for breach of contract, declaratory judgment and trademark infringement. On October 25, 2004, the arbitration panel returned an award in favor of TSI with respect to certain royalties due, including interest, and in favor of SAC with respect to the infringement of SAC's rights to exclusive publicity in their territory. The panel did not affirm any of the other claims alleged by either of the parties to the proceeding. In Federal Court, SAC appealed the decision on certain grounds, including an improper computation of the interest due on additional royalties. The financial statements for the year ended December 31, 2004 reflect a liability of approximately $724,000 for payment of the award. Also, SAC may incur additional interest from the date of the award. Due to the complexities of the issues involved, however, the Company is currently unable to predict the outcome of the appeal, including whether or not the appeal will be heard.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

      The Company's Common Stock is listed on the American Stock Exchange (the "Exchange"). The following table sets forth the range of high and low sales prices for the Company's Common Stock during each quarterly period within the two most recent fiscal years:

                                High                  Low
      Quarter Ended          Sales Price          Sales Price
      -------------          -----------          -----------

      March 31, 2003            $ 3.61               $ 3.10
      June 30, 2003               3.79                 3.00
      September 30, 2003          4.25                 3.71
      December 31, 2003           4.47                 4.00
      ---------------------------------------------------------

      March 31, 2004           $  4.60               $ 4.32
      June 30, 2004               4.88                 4.41
      September 30, 2004          6.80                 3.30(1)
      December 31, 2004           4.25(1)              3.45(1)

      (1)   Net of $2.00 per share special dividend paid September 15, 2004


(b)   Holders

      As of April 15, 2005, the Company's Common Stock was held of record by approximately 320 holders. The Company's Common Stock is believed to be held beneficially by approximately 1,200 shareholders in "street-name".

(c)   Dividends

      The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2004. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs. As indicated above, the Company paid a special dividend of $2.00 per share on September 15, 2004, to holders of record on September 8, 2004.

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

Item 6. Selected Financial Data

                                2004       2003       2002       2001      2000
                                     (in thousands, except per share data)
                             ---------------------------------------------------

Net sales                    $ 23,951    $25,336   $ 25,067    $28,296   $31,138

(Loss)/Income before
 income taxes and
 cumulative effect of
 change in accounting
 principle                     (2,034)     1,487      1,400        746     1,006

(Loss)/Income before
 cumulative effect of
 change in accounting
 principle                     (2,176)       760        503        608       622

Cumulative effect of
 change in accounting
 principle, net of tax             --         --     (6,762)        --        --

Net (loss)/income              (2,176)       760     (6,259)       608       622

Current assets                 15,014     24,139     20,284     20,116    28,199

Total assets                   34,719     48,063     47,655     57,062    58,769

Current liabilities             3,276      5,085      3,514      4,067     4,521

Long term debt                  3,238      4,348      6,395      7,758     9,124

PER COMMON SHARE
  (Basic and Diluted): (a)

(Loss)/Income before
 cumulative effect of
 change in accounting
 principle                       (.50)       .18        .12        .14       .14

Cumulative effect of
 change in accounting
 principle                         --         --      (1.58)        --        --

 Net (loss)/income               (.50)       .18      (1.46)       .14       .14

 Cash dividends                  2.08        .08        .08        .08       .08

                        Notes to Selected Financial Data

(a) Net income/(loss) per common share is based upon the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128. The weighted average number of diluted shares outstanding were 4,348,908 for 2004, 4,312,711 for 2003, 4,285,577 for 2002, 4,285,577 for 2001, and 4,385,019 for 2000. The
      weighted average number of basic shares outstanding were not significantly different in any of the aforementioned years.

The following data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

              Selected Quarterly Financial Information (unaudited)
                      (in thousands, except per share data)

                              Quarter      Quarter      Quarter      Quarter
                               Ended        Ended        Ended        Ended
                              3/31/04      6/30/04      9/30/04     12/31/04
                              -------      -------      -------     --------
      Net sales               $ 5,959      $ 5,556      $ 7,305     $  5,131
      Gross profit              2,504        2,342        2,995        1,823
      Net income/(loss)            78          312           29       (2,595)(a)
      Net income/(loss)
       per share                  .02          .07          .01         (.60)

(a) Includes an impairment loss on goodwill and trademarks in the amount of $2,145.

                              Quarter      Quarter      Quarter      Quarter
                               Ended        Ended        Ended        Ended
                              3/31/03      6/30/03      9/30/03     12/31/03
                              -------      -------      -------     --------
      Net sales               $ 6,949      $ 6,401      $ 6,698     $  5,288
      Gross profit              3,025        2,994        2,781        2,378
      Net income/(loss)           480          134          402         (256)
      Net income/(loss)
       per share                  .11          .03          .09         (.05)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO 2003
--------------------------------------------------

      Net sales for 2004 decreased primarily as a result of declines in the revenues from the Company's Retail business segment. The decline in net sales for the Retail segment was approximately $1,638,000, largely as a result of the return to a normal level of sales of Quinsana Medicated Talc to the military as a result of the stabilization of troops deployed to the Middle East. The Professional segment showed a small sales decrease, with an increase in hard goods sales offsetting most of the decline in wet goods sales.

      Gross profit decreased $1,514,000, to $9,664,000 in 2004 when compared to 2003 levels. This decrease was due to an overall decline in net sales, increased write-downs of long-term inventory and a continuing change in the overall mix of business. The gross margin in 2004 was 40.4%, compared to 44.1% in 2003. The decrease, as indicated above, was due to an unfavorable sales mix. The Morris Flamingo-Stephan and Williamsport subsidiaries (Professional business segment) accounted for approximately 64.3% of consolidated net sales, an increase of 4.7% over 2003 levels. These two subsidiaries have traditionally had lower gross margins than other entities comprising the professional group. The Company continues to devote efforts to improving the gross profit margins of these two divisions, even though they have declined when compared to 2003. In 2004, as a result of lower than anticipated sales and slow inventory movement during the year, the Company recorded a charge reflected in cost of goods sold for $337,000 to reduce the carrying value of inventory. This contributed to the decline in gross profit as well as contributing to the overall decrease in the gross margin.

      The Retail Personal Care Products operating segment experienced a significant decrease in net sales as a result of the decrease in military sales as explained above, in addition to a decline in net sales of the LeKair product line. Net retail sales in 2004 were $5,734,000, as compared to $7,373,000 in 2003. The Company continues to utilize discounting in an attempt to maintain market share, a practice which has an adverse effect on the overall gross profit of the Company.

      Net sales of the Manufacturing segment declined as a result of the decline in wet goods sales, in addition to a decline in private label manufacturing; however, management's efforts to "re-launch" the amenities business showed favorable results, with net sales of $366,000 in 2004.

      Selling, general and administrative expenses (SG&A) increased overall by approximately $2,352,000, from $9,752,000 in 2003 to $12,104,000 in 2004.
Approximately $2,752,000 of SG&A expenses in 2004 were comprised of "non-cash" expenses, including an impairment loss on goodwill and trademarks in the amount of $2,145,000, $415,000 of additional payroll costs associated with certain officers of the Company exercising stock options utilizing the "cashless method" of exercise and $192,000 of additional royalty expense to reflect the results of the Sorbie arbitration (see Item 3. Legal Proceedings, above). Other increases in SG&A were the result of the reimbursement of an additional $158,000 for expenses previously incurred by Eastchester Enterprises, in accordance with the terms of the Merger Agreement (Eastchester Enterprises was the entity created by the four Board members who were attempting to privatize the Company), $111,000 in additional legal expenses in connection with litigation and "going-private" matters and additional rent expense of $72,000. In 2003, SG&A included officers bonuses of $755,000; however no bonus was due or payable for the year ended December 31, 2004.

      Interest expense declined by approximately $312,000, from $403,000 in 2003 to $91,000 in 2004, a result of the payoff of an obligation to Colgate-Palmolive in April 2004; interest income also declined $63,000 due to low interest rates and significantly lower cash investments due to the payment of a special $2.00 per share dividend in September 2004. Interest income for the year ended December 31, 2004, was $164,000, compared to $227,000 earned in 2003.

      As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the Company's outstanding obligation by approximately $418,000. This amount is reflected in other income. In addition to the Colgate-Palmolive settlement, other income was impacted by the settlement of two lawsuits. In one case, the Company received payment of $150,000 in connection with a customer's failure to perform on a purchase order issued by them to the Company, and in July 2004, the Company also settled a portion of the New Image litigation by agreeing to pay New Image $285,000 (see Item 3. Legal Proceedings, above). Other income also includes royalty payments from Color Me Beautiful in the amount of $50,000 in connection with the marketing of Frances Denney products.

      The loss before income taxes for the year ended December 31, 2004 was $2,034,000, compared to income of $1,487,000 achieved for the corresponding period in 2003, due to a decline in net sales and gross profit as well as the increase in SG&A indicated above. The provision for income taxes of $142,000 includes a current benefit of $213,000 and a deferred tax expense of $355,000. The net loss for the year ended December 31, 2004 was $2,176,000, a decline of $2,936,000 from the corresponding period for 2003, however as mentioned above, approximately $2,752,000 of SG&A expenses were "non-cash" in nature.

      Basic and diluted loss per share for the year ended December 31, 2004 was $.50, compared to earnings of $.18 for the year ended December 31, 2003, based upon an average number of shares outstanding of 4,348,908 in 2004 and 4,312,711 in 2003.

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO 2002
------------------------------------------------

      Net sales increased slightly for the year ended December 31, 2003, and were favorably impacted by a higher than normal volume of sales of Quinsana Medicated Talc to the military, as a result of the deployment of troops to the Middle East. This factor was instrumental in increasing net sales for the Retail segment by almost $650,000. It also helped increase the overall gross profit margin of the Company because of the favorable impact these sales had on the sales mix. Earnings per share, before the cumulative effect of a change in accounting principle, for the year ended December 31, 2003 was $.18, compared to the $.12 per share achieved for the comparable period in 2002.

      Net sales of Professional "wet goods" for the year ended December 31, 2003 declined approximately $545,000, however, the net sales of "hard goods" increased approximately $228,000 for that same period, leaving the overall Professional segment down approximately $315,000 from the comparable period in 2002.

      As a result of the decline in the net sales of wet goods, as described above, net sales of the Manufacturing segment also declined. A small portion of this decline can be attributed to a decline in private label manufacturing.

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

      Management bonuses were computed based upon the comparison of current year earnings per share to a base year, in accordance with terms of the officers employment contracts, and amounted to $755,000 for the year ended December 31, 2003, and was included in administrative expenses. No bonuses were payable for the year ended December 31, 2002.

      Interest income and interest expense both declined during the year ended December 31, 2003, as a result of continued low interest rates. Included in other income was the $50,000 royalty payment from Color Me Beautiful, as well as a $187,000 settlement in connection with the Department of Transportation lawsuit.

      The provision for income taxes of $727,000 provided for in the statement of operations includes state income taxes of approximately $120,000 payable to certain states outside of Florida where the Company is deemed to have a business nexus. In addition, both federal and state income taxes were adversely affected by the non-deductibility of certain expenses incurred in connection with the "going-private" transaction and are considered permanent differences.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital decreased $7,315,000 from December 31, 2003, and was approximately $11,738,000 at December 31, 2004. Cash and cash equivalents decreased to $4,402,000 as compared to $13,302,000 as of December 31, 2003. The decline in working capital and cash is significantly due to the payment of a $2.00 per share special dividend (approximately $8,780,000) in September, 2004. Total cash, including restricted cash, decreased from $18,945,000 at December 31, 2003 to $8,943,000 at December 31, 2004. The Company has continued to secure its outstanding long-term debt with Wachovia Bank with restricted cash. The long-term portion of restricted cash is classified as non-current and not included in working capital or cash and cash equivalents.

      The Company is currently considering construction of additional warehouse facilities on the Tampa, Florida manufacturing property, estimated to cost approximately $1,000,000. The Company is reviewing construction designs and site plans, as well as initiating procedures for obtaining the necessary permits. Other than the above, the Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

      The Company had secured a $5,000,000 line of credit with Merrill Lynch Business Financial Services, Inc. which expired in August 2004. Subsequent to year-end, the Company renewed the line at a reduced amount of $1,500,000, through August 2005. The line of credit, when used, bears interest at the rate of LIBOR plus 2.25%.

      The Company does not have any off-balance sheet financing or similar arrangements.

      Inventory levels declined as management sustained efforts to reduce the overall amount of inventory on hand, both through the use of effective inventory control techniques, as well as a continuing write-down of old, obsolete or slow moving items.

      The Company has not experienced any material adverse impact from the effects of inflation in the last several years. Management maintains some flexibility to increase prices and does not have any binding contract pricing with either customers or vendors. Many of the Company's products, as well as the components used, are petroleum-based products, and as a result, the prices for raw materials are and will continue to be subject to oil prices which, in turn, are subject to various political or economic pressures. The Company does not presently foresee any material increase in the costs of raw materials or component costs, and our management believes it has the flexibility of calling upon multiple vendors and the ability to increase prices to offset any price changes, however, if this trend continues, it may adversely impact the Company's gross profit margin.

      The following table sets forth certain information regarding future contractual obligations of the Company as of December 31, 2004:

                                           Payments due by period
                                               (in thousands)
                                                  Less than       1-3
      Contractual obligation          Total        1 year        years
      ----------------------         -------      ---------     -------
       Bank debt payable             $ 4,348       $ 1,110       $3,238
       Employment contract             4,042           725        3,317
                                     -------       -------       ------
         TOTAL OBLIGATIONS           $ 8,390       $ 1,835       $6,555
                                     =======       =======       ======

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

      In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB 51. FIN 46, as revised in December 2003, provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE's created after January 31, 2003. For variable interests in VIE's created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not require a change in accounting treatment of any VIE's. The Company did not become a party to any VIE's during 2004 and 2003.

      In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of certain provisions of the guidance in SFAS No. 150. The FASB decided to defer the application of certain aspects of SFAS No. 150 until it could consider some of the resulting implementation issues. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company's financial condition or results of operations. The Company does not believe the effect of the provisions of SFAS No. 150 that have been deferred to future periods will have a material impact on the Company's financial statements.

      In December 2004, the FASB issued a revised SFAS No. 123 impacting the accounting treatment for share-based payments. The revised statement requires companies to reflect in the income statement compensation expense related to the grant-date fair value of stock options and other equity-based compensation issued to employees over the period that such amounts are earned. The statement is effective for the Company's 2006 fiscal year.

RECENT EVENTS
-------------

      On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company would be acquired, in a "going-private" transaction, by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom, at the time, were current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Merger Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of two non-management and disinterested directors of the Company's Board of Directors. The Special Committee had received an opinion from SunTrust Robinson Humphrey that the consideration to be paid pursuant to the Merger Agreement was fair from a financial point of view to the stockholders other than the Acquisition Group.

      On November 4, 2003, in connection with the "going-private" trans- action, the Company filed a Preliminary Proxy with the Securities and Exchange Commission ("SEC"). On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of Stephan common stock not owned by it and informed Stephan that it has decided not to pursue such an acquisition at this time. As a result of the above, the Company incurred termination expenses in the amount of $158,000 in accordance with the terms of the Merger Agreement, payable to the Acquisition Group and the amount is included in selling, general and administrative expenses in the statement of operations.

      As previously reported, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange ("AMEX"), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company included annual meeting materials in its revised proxy statement, filed with the SEC on April 13, 2004. In a press release issued by the Company on October 29, 2004, the Company indicated that the next annual meeting of shareholders, previously set for November 10, 2004, had been delayed, and the Company expected to formally notify all shareholders of the definitive date and location of such meeting in the near future. The Company was required by AMEX to file a Corporate Governance Certification by October 31, 2004, but has been unable to do so because the composition of the Board of Directors and the Audit Committee does not meet the enhanced independent requirements of AMEX. On November 19, 2004, the Company received a warning letter from AMEX indicating that the Company was deficient with respect to the above, in addition to not being in compliance with nominating committee requirements and a web-site posting (or other public notice) of a code of conduct and ethics for all directors, officers and employees. By January 11, 2005, the Company became compliant by appointing another independent Board member and filing the appropriate Corporate Governance Certification.

      As indicated above, the Company was not in compliance with Section 704 of the AMEX Company Guide in that it has not held an annual meeting of stockholders since September 1, 2000. On January 25, 2005, the Company received a letter from AMEX requiring the submission of a timetable for compliance with the above
Section 704, relating to the holding an annual meeting of stockholders. The AMEX requested that the timetable indicate actions the Company has taken, or will take, in order to bring the Company into compliance with AMEX continued listing standards by no later than May 31, 2005. In spite of its continuing efforts to schedule an annual meeting of stockholders, the Company was unable to comply with the May 31, 2005 deadline. The Company has previously been advised that failure to meet this deadline of May 31, 2005 may cause the Company's common stock to be delisted. In addition, the Company was not in compliance with Sections 134, 1101 and 1003(d) of the AMEX Company guide due to the failure to file a timely Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005. On June 7, 2005, The Company received notification that the AMEX was proceeding with delisting procedures. These procedures allow the Company to appeal the delisting process and as such, a hearing before a Listing Qualifications Panel was held on July 27, 2005. On August 3, 2005, the Company received the Panel's unanimous written decision, which grants the Company an extension of time until September 30, 2005, to regain compliance with Amex listing standards. However, the Panel also unanimously agreed that should the Company not be in complete compliance with AMEX listing standards by September 30, 2005, the Amex could then immediately move to delist the Company's common stock. The Panel based its decision upon the Company's representations at the hearing and its public filings.

      The Company believes that if its common stock is delisted from AMEX, such delisting is not expected to have a direct impact on the financial condition or operations of the Company, but it could adversely affect the liquidity and price of the Company's common stock, as well as the Company's ability to raise additional capital.

      On August 1, 2005, the Company entered into a Brand License Agreement with The Quantum Beauty Company Limited (the "Licensor") for the exclusive rights to manufacture, market and distribute the "Lee Stafford" brand of hair care products in the Western Hemisphere (the "License Agreement"). The initial term of the License Agreement is 5 years, with a minimum 5 year renewal at the Licensor's option. The Company is subject to certain requirements, including satisfactory compliance with manufacturing and quality standards, reporting timeframes, payment of royalties, minimum marketing, advertising and promotional expenditures as well as targeted sales goals increasing on an annual basis. On the basis of targeted sales goals stipulated in the License Agreement, the Company believes that overall, accounts receivable and inventory levels will increase in the future and anticipates a positive impact on the sales and earnings of the Company over the term of the License Agreement.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
------------------------------------------

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

      INVENTORIES: Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. We periodically evaluate inventory levels, giving consideration to factors such as the physical condition of the goods, the sales patterns of finished goods and the useful life of particular packaging, componentry and finished goods and estimate a reasonable write-down amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      The Company does not own or maintain an interest in derivative or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. In addition, the Company does not invest in securities that would require disclosure of market risk, nor does it have floating rate loans or foreign currency exchange rate risks. The Company has no interest rate risk on its fixed rate debt since the interest rate on the note payable to a bank resets annually upon the anniversary of the loan (August) at 50 basis points above the interest rate earned on the restricted cash that collateralizes the loan.

Item 8. Financial Statements and Supplementary Data

      Reference is made to the consolidated financial statements and supplementary data contained elsewhere in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A: Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this annual report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal controls over financial reporting and consequently our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to our Company (including our consolidated subsidiaries) required to be included in this Annual Report.

      The material weakness in our internal controls over financial reporting as of December 31, 2004 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes. The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of December 31, 2004.

      (b)   Change in Internal Control over Financial Reporting

      No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, management of the Company, as well as the Audit Committee, recognizes that current staffing levels will have to be enhanced and/or institute arrangements with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

Board of Directors

      Directors are elected on a staggered basis, with each class generally standing for election for a three-year term. The Company's By-Laws provide that the number of directors shall be set from time to time by resolution of the Board of Directors and must be a minimum of one. The Board of Directors has set the size of the Board at seven members.

      Set forth below is certain information with respect to the members of the Board of Directors:

                       Year first
              Age      elected as             Principal Occupation(s)
            (as of     a Company              During Past Five Years;
            4/1/05)    Director                 Other Directorships
            -------    --------                 -------------------

William M.     81         (1)      Certified Public Accountant and Attorney.
Gross                              For more than the previous five years, he
                                   has served as Authorized House Counsel for the Company on a part time basis.

Shouky A.      74        1998      For more than the previous five years,
Shaheen (2)                        President of Shaheen and Co. Mr. Shaheen
                                   Shaheen is also the former Owner of Morris
                                   Flamingo, L.P., which was acquired by the Company in March 1998.

Curtis         51        1996      For more than the previous five years,
Carlson (3)                        partner in various law firms. Currently a
                                   partner in the Miami-based law firm of
                                   Carlson & Lewittes, PA.

Frank F.       61         1981     For more than the previous five years,
Ferola                             Chairman of the Board, President and Chief
                                   Executive Officer of the Company.

Richard        63         (1)      Chairman, CEO and Portfolio Manager for
Barone                             Ancora Advisors, an investment advisor based
                                   in Cleveland, OH.  Additionally, Chairman of
                                   Ancora Capital and Ancora Securities, a
                                   holding company and broker/dealer based in Cleveland. Prior to founding Ancora
                                   Advisors, from 2001-2003, portfolio manager for Fifth Third Bank Invest Advisors. Prior to that, President and CEO for Maxus
                                   Investment Group.

(1)   Not previously elected; appointed to fill vacancy.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.

Committees of the Board

      The Board has established three standing committees, consisting of (1) an Audit Committee (2) a Stock Option & Compensation Committee and (3) a Nominating Committee.

      The Audit Committee reviews the internal and external audit functions of the Company and makes recommendations to the Board of Directors with respect thereto. It also has primary responsibility for the formulation and development of the auditing policies and procedures of the Company, and for selecting the Company's independent auditing firm. The Audit Committee is governed by the Company's Audit Committee Charter. The Board of Directors of the Company has determined that the current composition of the Audit Committee satisfies the American Stock Exchange's requirements regarding the independence, financial literacy and experience. The Chairman and financial expert of the Audit Committee is William Gross; Mr. Gross is not an independent director.

Executive Officers

      The four executive officers of the Company consist of Frank F. Ferola, President, Chairman of the Board and Chief Executive Officer; David A. Spiegel, Chief Financial Officer, Vice President and Treasurer; Tyler Kiester, Assistant Secretary; and Curtis Carlson, Vice President and Secretary.

      The following sets forth certain information with respect to the executive officers of the Company who are not also directors (based solely on information furnished by such persons):

      Mr. David A. Spiegel, 57, was appointed as Chief Financial Officer in January 1994. For more than the five years prior to 1994, Mr. Spiegel was the independent public accountant for the Company.

      Mr. Tyler Kiester, 37, was appointed Assistant Secretary in January 2003. For more than the previous five years, Mr. Kiester has been employed by the Company in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on the Company's stock transfer records and written representations from certain reporting persons, that, except as set forth below, all reports required under section 16(a) were timely filed during 2004.

Name                               # of Late Reports      # of Late Transactions
----                               -----------------      ----------------------

John DePinto                               1                         2
Shouky Shaheen                             1                         2
Curtis Carlson                             1                         2
Frank F. Ferola                            1                         2
Leonard Genovese                           1                         2
Thomas D'Ambrosio                          1                         1

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all officers, employees and directors. This Code requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the business. The Code is posted on the Company website, (www.thestephanco.com).

ITEM 11. EXECUTIVE COMPENSATION

Compensation

      The following table sets forth information for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 as to the compensation earned by the Company's Chief Executive Officer and the other most highly compensated executive officers and/or other employees of the Company whose total annual salary and bonus exceeded $100,000 for services rendered by them in all capacities to the Company and its subsidiaries during fiscal year 2004.

                           Summary Compensation Table

                                                                                      Long-Term
                                     Annual Compensation                            Compensation
                                     -------------------                            ------------

Name and                                                      Other        Securities
Principal                                                    Annual        Underlying        All Other
Position(s)             Year    Salary       Bonus        Compensation      Options        Compensation
-----------             ----    ------       -----        ------------      -------        ------------

Frank F. Ferola         2004    $828,139    $ 0                 $ 0         $50,000(1)        $ 0
Pres., CEO &            2003    $752,853    $630,000(2)         $ 0         $50,000(1)        $ 60,808
Board Chair             2002    $677,567    $ 0                 $ 0         $50,000(1)        $ 0

David Spiegel, CFO      2004    $188,781    $ 0                 $ 0            $ 0            $ 0
                        2003    $165,816    $ 0                 $ 0            $ 0            $ 0
                        2002    $166,251    $ 0                 $ 0            $ 0            $ 0

Jeff Lovelace,          2004    $104,500    $ 0                 $ 0            $ 0            $ 0
Director of Sales       2003    $ 83,326    $ 0                 $ 0            $ 0            $ 0
                        2002    $ 76,733    $ 0                 $ 0            $ 0            $ 0

(1)   Reflects stock options granted pursuant to employment agreements.
(2)   Bonus earned in 2003 and paid in 2004.

Stock Option Grants in Fiscal Year 2004

      The following table sets forth certain information concerning stock options granted to those individuals named in the Summary Compensation Table who were granted stock options in fiscal year 2004.

                        Number of       % of Total
                        Securities        Options      Exercise                Potential Realizable
                        Underlying      Granted to      Price                Value At Assumed Annual
                         Options      Employees in       Per        Exp.       Rates of Stock Price
         Name            Granted           Year         Share       Date         Appreciation (2)
         ----            -------           ----         -----       ----         ----------------
                                                                                 5%            10%
                                                                                ---            ---
Frank F. Ferola       50,000(1)(3)         100%         $4.26     1/1/2010    $271,848       $343,039

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

Option Exercises and Year-End Option Values

      The following table sets forth information with respect to the number of shares acquired upon exercise of stock options and the value realized upon exercise of such stock options by the individuals named in the Summary Compensation Table during 2004. The table also contains information regarding the number of shares covered by both exercisable and unexercisable stock options held by the same individuals as of December 31, 2004. Also reported are the values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2004 ($4.25 per share).

                                                                   Number of
                                                             Securities Underlying                        Value of
                                                              Unexercised Options                    Unexercised In-the-
                             Shares                                 Held at                           Money Options at
                            Acquired                           December 31,2004                       December 31, 2004
                               On         $ Value              ----------------                       -----------------
       Name                 Exercise     Realized       Exercisable       Unexercisable       Exercisable        Unexercisable
       ----                 --------     --------       -----------       -------------       -----------        -------------
Frank F. Ferola              78,398       388,070         200,000             50,000               --                   --
David Spiegel                 2,233        10,944

Compensation of Directors

      All directors of the Company are compensated for their services by payment of $300 for each Board meeting attended.

      During fiscal year 2004, options to purchase an aggregate of 20,248 shares of Common Stock, at an exercise price of $4.82 per share, were granted by the Company to the four directors of the Company who were not employees or regularly retained consultants of the Company (each, an "Outside Director") pursuant to the Company's 1990 Outside Directors' Stock Option Plan.

      Under the Plan, each Outside Director is automatically granted, upon such person's election or re-election to serve as a director of the Company, an option exercisable over five years, to purchase shares of Common Stock. Upon initial election to the Board of Directors, an Outside Director is granted an option to purchase 5,062 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. An option to purchase an additional 5,062 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of such grant) is granted to each incumbent Outside Director during each fiscal year of the Company thereafter on the earlier of (i) June 30 or (ii) the date on which the stockholders of the Company elect directors at an annual meeting of such stockholders or any adjournment thereof. The aggregate number of shares of Common Stock reserved for grant under the Outside Directors' Stock Option Plan is 202,500, of which options covering 80,992 shares are outstanding.

Employment and Termination Arrangements

Frank F. Ferola

      On January 1, 1997, the Company entered into an employment agreement with Mr. Frank F. Ferola. The agreement provides for a three year term, which may be renewed for successive terms of three years if, at least thirty days prior to the end of each term, Mr. Ferola gives notice of his election to renew. Mr. Ferola renewed the agreement at the end of 1999, 2002, and, most recently on March 7, 2005, terminating December 31, 2008.

      Under the agreement, Mr. Ferola receives an annual base salary which is increased annually by an amount equal to 10% of the previous years' base salary. For the year ending December 31, 2004, Mr. Ferola's annual base salary was $828,139. (However, by letter dated July 6, 2005, to the Company, Mr. Ferola unilaterally reduced his salary to $540,000 per annum. See discussion under Certain Relationships and Related Transactions.)

      In addition, Mr. Ferola is entitled to receive an annual performance bonus based on increases of at least 10% in the Company's earnings per share, calculated by comparison to a base year (currently, 2002) and pursuant to a formula set forth in his employment agreement. For the year ending December 31, 2004, Mr. Ferola was paid a bonus in the amount of $630,000.

      Further, Mr. Ferola's employment agreement provides that he will receive stock options with five year terms, under the 1990 Key Employee Stock Incentive Plan or under a substitute plan directly from the Company, on each anniversary date of the agreement of not less than 50,000 shares based on the closing price of the stock on the last business day before the anniversary date.

      Moreover, in the event of a "change in control" (as defined in the employment agreement) of the Company, Mr. Ferola is entitled to receive an amount equal to his base salary for the remaining term of his employment agreement plus an additional 24 months' salary, plus a lump-sum payment in an amount equal to the most recent annual bonus paid multiplied by the sum of the number of years (including any fraction thereof) remaining in the term of his agreement, plus two.

David Spiegel

      Likewise, Mr. Spiegel has an arrangement with the Company where the Company pays him a severance payment upon a "change in control" (as defined in a letter agreement dated April 29, 2004, by and between Mr. Spiegel and the Company) in an amount equal to his then-current monthly base salary, multiplied by twelve, plus a lump-sum payment equal to his most recent annual bonus.

Tyler Kiester

      Finally, Mr. Kiester has an arrangement whereby the Company pays him a severance payment upon a "change in control" (as defined in a letter agreement dated May 19, 2003, by and between Mr. Kiester and the Company) in an amount equal to his then-current monthly base salary multiplied by twelve.

Compensation Committee Interlocks and Insider Participation

      Shouky Shaheen, John DePinto, and Leonard Genovese served on the Compensation Committee in 2004. In fiscal year 2004 the Company paid $273,000 in rent to Shaheen & Co., Inc., a corporation in which Shouky A. Shaheen is a majority owner, for a building the Company leases in Danville, Illinois. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement for the Danville, IL facility which, among other things, increases the annual rental to $302,780.

Report of the Compensation Committee on Executive Compensation

      The following Report on Executive Compensation does not constitute soliciting material and should not be deemed filed or incorporated by reference in any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report or the performance graph by reference therein.

      The Compensation Committee is composed entirely of independent directors. The Compensation Committee reviews the base salaries of our employees (as well as our executive officers) on an annual basis, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. The Compensation Committee has primary responsibility for the administration of the Company's 1990 Key Employee Stock Incentive Plan (the "Incentive Plan"), including principal responsibility for the granting of options thereunder. The Compensation Committee is also responsible for establishing the overall philosophy of the Company's executive compensation program and overseeing the executive compensation plan developed to execute the Company's compensation strategy.

Compensation Strategy

      The Company's executive compensation program has been designed to (i) align executive compensation with stockholder interests, (ii) attract, retain and motivate a highly competent executive team, (iii) link compensation to individual and Company performance and (iv) achieve a balance between incentives for short-term and long-term performance and results. The Company's executive compensation package consists of the payment of base salary, potential annual bonus and stock options awarded through participation in the Incentive Plan. The Compensation Committee reviews annually the compensation to be paid to the Company's executive officers. In making such review, the Compensation Committee evaluates information supplied by management. The Compensation Committee also participates in the negotiation of employment contracts, including provisions for salary and bonuses, with the Company's executive officers. Currently, pursuant to the Company's employment agreements with certain of its executive officers, each such executive officer receives a fixed annual base salary and certain of such executive officers are entitled to receive a bonus amount determined by a formula based on certain increases in the Company's earnings per share for each fiscal year during the term of the agreement.

Base Salary

      Base salary for executive officers is determined by the terms of written employment agreements between the Company and such officers. The Compensation Committee's policy is to negotiate salaries in relation to industry norms, the principal job duties and responsibilities undertaken by such executives, individual performance and other relevant criteria. A base salary comparison for the Company's Chief Executive Officer was made to a group of public companies that the Compensation Committee believes provides a meaningful comparison to the Company. Several of these companies are included in the custom composite of companies in the Standard & Poor's Midcap Consumer Products Index. The base salary paid to the Company's Chief Executive Officer for fiscal year 2004 was in the middle of the range of base salary paid by such companies.

Annual Bonus

      Annual bonuses for the Chief Executive Officer and other executive officers may be determined by specific bonus formulae set forth in written employment agreements between the Company and such officers. Currently, only the Chief Executive Officer is eligible to receive such a bonus (see EXECUTIVE COMPENSATION section of this Proxy Statement). Other executives are paid bonuses at the discretion of the Compensation Committee.

Stock Options

      Long-term incentive compensation of executives is granted through participation in the Incentive Plan. The Incentive Plan permits the Company to grant stock options to executive officers at a price not less than 100% of the fair market value of the Common Stock on the date of the grant. In addition to any obligations pursuant to executive officers' employment agreements, stock options may be granted, in the Compensation Committee's discretion, to executive officers based upon its appraisal of the ability of such executive officers to influence the long-term growth and profitability of the Company. The Compensation Committee believes that providing a portion of the executive's annual incentive compensation in the form of stock options encourages the officers to share with the Company's stockholders the goals of increasing the value of the Company's stock and contributing to the success of the Company.

Compensation Committee's Actions for Fiscal Year 2004

      After various informal meetings during 2004, the Compensation Committee did not award any discretionary stock options to any key employees and did not grant any discretionary salary increases or award any bonuses. Options and bonus were granted only pursuant to Mr. Ferola's employment agreement.

The Chief Executive Officer Compensation

      As set forth in more detail herein, the Compensation Committee approved an employment agreement on January 1, 1997 for Mr. Frank F. Ferola that was renewed for successive terms until December 31, 2008. Based on the earnings formula described therein, Mr. Ferola received annual bonus(es) and stock options as shown in the EXECUTIVE COMPENSATION section of this Proxy Statement.

Section 162(m) Compliance

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction to a public company for compensation over $1 million annually paid to its chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. The Compensation Committee's current policy is to structure the performance-based portion of the compensation of the Company's executive officers (currently consisting of stock option grants and cash bonuses) in a manner that complies with Section 162(m) of the Code whenever practicable and appropriate in the judgment of the Compensation Committee.

                                          COMPENSATION COMMITTEE:

                                          Shouky Shaheen, Chairman
                                          John DePinto
                                          Leonard Genovese


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plans

      As of December 31, 2004, an aggregate of 462,700 options had been granted to executive officers under the 1990 Key Employee Stock Incentive Plan and an aggregate of 496,330 options had been granted to all employees under the Plan. Included in the above totals are options that have been granted and subsequently cancelled and/or expired.

      Non-employee directors of the Company are not granted options under the 1990 Key Employee Stock Incentive Plan, but are granted options under the 1990 Outside Directors' Stock Option Plan, discussed above under "Compensation of Directors."

Stock Ownership by Certain Beneficial Owners

      The following table sets forth, as of the Record Date, certain information as to the stockholders (other than directors and executive officers of the Company) known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings by said holders with the Securities and Exchange Commission (the "Commission") on Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

                                         Number of Shares
Name and Address                           Beneficially             Percent
of Beneficial Owner                           Owned *              of Class
-------------------                           -------              --------

Merlin Partners, L.P., et al.                314,721                 7.2
2000 Auburn Drive, Suite 420
Cleveland, OH  44122

Yorktown Avenue Capital, et al.              348,700                 7.9
124 E. 4th Street
Tulsa, OK 74103

                                      Number of Shares
Name and Address                         Beneficially                Percent
of Beneficial Owner                         Owned *                 of Class
-------------------                         -------                 --------

David  M. Knott, et al.                    387,900                    8.8
485 Underhill Blvd., Suite 205
Syosset, NY 11791

Richard L. Scott                           438,500                   10.0
Boult Cummings Conners &
Berry,PLC
414 Union Street, Suite 1600
Nashville, TN 37219

* Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 Under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

Stock Ownership by Management and Directors

      The following table sets forth, as of the Record Date, certain information concerning the beneficial ownership of Common Stock by each of the seven nominees for election as a director of the Company (five of whom are currently directors of the Company), each other director, the executive officers, and all current directors and executive officers of the Company as a group (based solely upon information furnished by such persons):

                                                          Number of
                                                           Shares
Name of                                                 Beneficially   Percent
Beneficial Owner (1)                                      Owned(2)     of Class
--------------------                                      --------     --------

Curtis Carlson........................................     25,310         (4)
William M. Gross......................................        0           (4)
Frank F. Ferola.......................................   860,333(3)     19.60%
John DePinto..........................................     133,514       3.0%
Leonard Genovese......................................     35,310         (4)
Tyler Kiester ........................................        0           (4)
Shouky Shaheen........................................     337,430       7.69%
David Spiegel.........................................       700          (4)
Richard Barone........................................     314,721       7.16%
Elliot Ross...........................................        0           (4)
David Pawl............................................        0           (4)
                                                          ---------     -----
All executive officers and directors
as a group............................................    1,707,318     38.89%

(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power. Unless otherwise indicated, the address of each person listed is c/o The Stephan Co., 1850 W. McNab Rd., Ft. Lauderdale, FL 33309.

(2) Includes the following shares that may be acquired upon the exercise of options held by the specified person within 60 days of the Record Date:
      Mr. John DePinto - 20,248; Mr. Frank Ferola - 200,000; Mr. Curtis Carlson
      - 20,248; Mr. Leonard Genovese - 20,248; Mr. Shouky Shaheen - 5,062; and all executive officers and directors as a group - 265,806.

(3) Includes 14,305 shares owned by Mr. Frank Ferola's personal Charitable foundation, of which Mr. Ferola is a co-trustee.

(4)   Represents less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 2004, the Company paid $152,431 to Payton & Carlson, P.A. and to Carlson & Associates, P.A., law firms of which Curtis Carlson is a partner, for legal services rendered by such firms to the Company. Further, commencing April 8, 2005, the Company began to pay Mr. Carlson $2,000.00 per month for his services as Vice-President and Secretary.

      In fiscal year 2004, the Company paid $273,000 in rent to Shaheen & Co., Inc., a corporation in which Shouky A. Shaheen is a majority owner, for a building the Company leases in Danville, Illinois. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement for the Danville, IL facility which, among other things, increases the annual rental to $302,780.

      By way of letter dated July 6, 2005, Frank F. Ferola, President, CEO and Chairman of the Board, unilaterally reduced, on a temporary basis, his salary from $910,953 per annum to $540,000 per annum. In the event of a "change of control" in the Company (as defined in the July 6, 2005 letter) Mr. Ferola's salary, as set forth in his employment contract, shall automatically resume.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

      The following table sets forth the fees billed to us by Deloitte & Touche, our independent registered accounting firm, as of and for the years ended December 31, 2004 and 2003.


                                                       For the Years Ended
                                                           December 31,
                                                       2004              2003
                                                       ----              ----
Audit fees(1) ................................      $190,400           $164,100
Audit - related fees .........................      $     --           $     --
Tax fees(2) ..................................      $  1,062           $    876
All other fees ...............................      $     --           $     --
                                                    $191,462           $164,967
                                                    ========           ========

(1) Audit fees billed by Deloitte & Touche, LLP in 2004 related to the audit of our annual consolidated financial statements; the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2004. Audit fees billed by Deloitte & Touche, LLP in 2003 related to the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2003.

(2) Tax fees billed by Deloitte & Touche, LLP related to tax advice in connection with real estate and personal property tax statements.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

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

            10.18 Modification of employment agreement between the Company and Frank F. Ferola, President and Chief Operating Officer, dated July 6, 2005.

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

(b)   Financial Statements and Financial Statement Schedules

      (i)   Financial Statements

            Report of Independent Registered Public Accounting Firm.

            Consolidated Balance Sheets as of December 31, 2004 and 2003.

            Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002.

            Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

            Notes to Consolidated Financial Statements.

      (ii)  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
  Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Stephan Co. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 8, 2005

                        THE STEPHAN CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                     ASSETS


                                                       2004              2003
                                                   -----------       -----------
CURRENT ASSETS

 Cash and cash equivalents                         $ 4,402,463       $13,302,159

 Restricted cash                                     1,110,000         1,110,000

 Accounts receivable, net                            1,753,250         1,444,508

 Inventories                                         7,164,901         7,497,262

 Income taxes receivable                               209,203                --

 Prepaid expenses
  and other current assets                             374,079           784,601
                                                   -----------       -----------

   TOTAL CURRENT ASSETS                             15,013,896        24,138,530


RESTRICTED CASH                                      3,430,408         4,532,500

PROPERTY, PLANT AND EQUIPMENT, net                   1,627,227         1,702,330

GOODWILL, net                                        4,013,458         5,857,980

TRADEMARKS, net                                      8,364,809         8,664,809

OTHER INTANGIBLE ASSETS, net                           216,652           298,773

OTHER ASSETS                                         2,052,405         2,867,958
                                                   -----------       -----------
     TOTAL ASSETS                                  $34,718,855       $48,062,880
                                                   ===========       ===========


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2004            2003
                                                    -----------    ------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $ 2,165,751    $  2,614,731

 Current portion of long-term debt                    1,110,000       2,442,273

 Income taxes payable                                        --          28,270
                                                    -----------    ------------
   TOTAL CURRENT LIABILITIES                          3,275,751       5,085,274

DEFERRED INCOME TAXES, net                            1,488,116       1,133,051

LONG-TERM DEBT, less current maturities               3,237,500       4,347,500
                                                    -----------    ------------
   TOTAL LIABILITIES                                  8,001,367      10,565,825
                                                    -----------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized; none issued                 --              --
  Common stock, $.01 par value;
    25,000,000 shares authorized;
    4,389,805 shares issued at
    December 31, 2004 and 4,410,577
    issued at December 31, 2003                          43,898          44,106
  Additional paid in capital                         17,556,731      18,417,080
  Retained earnings                                   9,116,859      20,387,432
                                                    -----------    ------------
                                                     26,717,488      38,848,618
  LESS:
   125,000 CONTINGENTLY
     RETURNABLE SHARES                                       --      (1,351,563)
                                                    -----------    ------------
   TOTAL STOCKHOLDERS' EQUITY                        26,717,488      37,497,055
                                                    -----------    ------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                            $34,718,855    $ 48,062,880
                                                    ===========    ============


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                       2004            2003            2002
                                   ------------    ------------    ------------
NET SALES                          $ 23,950,648    $ 25,336,017    $ 25,066,950

COST OF GOODS SOLD                   14,286,280      14,157,918      15,206,352
                                   ------------    ------------    ------------
GROSS PROFIT                          9,664,368      11,178,099       9,860,598

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            12,103,784       9,752,137       8,509,114
                                   ------------    ------------    ------------
OPERATING (LOSS)/INCOME              (2,439,416)      1,425,962       1,351,484

OTHER INCOME(EXPENSE)
  Interest income                       163,921         227,399         378,441
  Interest expense                      (91,237)       (403,028)       (479,125)
  Royalty and other income              332,745         237,000         148,750
                                   ------------    ------------    ------------
(LOSS)/INCOME BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE     (2,033,987)      1,487,333       1,399,550

INCOME TAX EXPENSE                     (142,251)       (726,874)       (896,880)
                                   ------------    ------------    ------------
(LOSS)/INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE              (2,176,238)        760,459         502,670

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  TAX BENEFIT OF $1,662,911                  --              --      (6,761,576)
                                   ------------    ------------    ------------
NET (LOSS)/INCOME                  $ (2,176,238)   $    760,459    $ (6,258,906)
                                   ============    ============    ============
BASIC AND DILUTED (LOSS)/
  EARNINGS PER SHARE:

  (LOSS)/INCOME BEFORE
    CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE        $       (.50)   $        .18    $        .12

  CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                  --              --           (1.58)
                                   ------------    ------------    ------------
  BASIC AND DILUTED (LOSS)/
    EARNINGS PER SHARE             $       (.50)   $        .18    $      (1.46)
                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               4,348,908       4,312,711       4,285,577
                                   ============    ============    ============


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                  Common Stock         Additional                     Contingently
                             ---------------------      Paid in         Retained       Returnable
                              Shares     Par Value      Capital         Earnings         Shares
                            ----------   ---------    ------------    ------------    -----------

Balances, Jan. 1, 2002       4,410,577    $ 44,106    $ 18,417,080    $ 26,591,571    $(1,351,563)

Dividends paid                      --          --              --        (352,846)            --

Net loss                            --          --              --      (6,258,906)            --
                            ----------    --------    ------------    ------------    -----------

Balances, Dec. 31,2002       4,410,577      44,106      18,417,080      19,979,819     (1,351,563)

Dividends paid                      --          --              --        (352,846)            --

Net income                          --          --              --         760,459             --
                            ----------    --------    ------------    ------------    -----------

Balances, Dec. 31, 2003      4,410,577      44,106      18,417,080      20,387,432     (1,351,563)

Stock options exercised        104,228       1,042         489,964              --             --

Contingently returnable
  shares retired              (125,000)     (1,250)     (1,350,313)             --      1,351,563

Dividends paid                      --          --              --      (9,094,335)            --

Net loss                            --          --              --      (2,176,238)            --
                            ----------    --------    ------------    ------------    -----------

Balances, Dec. 31, 2004      4,389,805    $ 43,898    $ 17,556,731    $  9,116,859    $        --
                            ==========    ========    ============    ============    ===========


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                      2004           2003           2002
                                                  -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/income                                 $(2,176,238)   $   760,459    $(6,258,906)
                                                  -----------    -----------    -----------

Adjustments to reconcile net (loss)/
  income to net cash flows provided by
  operating activities:

   Depreciation                                       136,712        287,978        333,632
   Amortization of deferred
     acquisition costs                                 82,121         92,592         93,464
   Write-down of inventories                          337,215         92,670        851,158
   Compensation expense resulting
     from exercise of stock options                   415,430             --             --
   Loss on disposal of property
     plant and equipment                                   --         34,422             --
   Deferred income
     tax provision/(benefit)                          355,065        477,278       (879,512)
   Provision for doubtful accounts                     55,865         80,899         80,725
   Impairment loss on goodwill
     and trademarks                                 2,144,522             --      8,424,487
   Settlement of Colgate-
     Palmolive debt                                  (417,745)            --             --

   Changes in operating assets and liabilities:

     Accounts receivable                             (364,607)       (74,108)       276,804
     Inventories                                       (4,854)        33,832        811,373
     Income taxes receivable/payable                 (237,473)        93,648        279,842
     Prepaid expenses
       and other current assets                       410,522       (426,772)       (91,369)
     Other assets                                     815,553        831,699        (78,554)
     Accounts payable
       and accrued expenses                          (448,980)       596,495       (541,815)
                                                  -----------    -----------    -----------

     Total adjustments                              3,279,346      2,120,633      9,560,235
                                                  -----------    -----------    -----------
Net cash flows provided
  by operating activities                           1,103,108      2,881,092      3,301,329
                                                  -----------    -----------    -----------


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                             2004           2003            2002
                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in restricted cash                1,102,092       1,110,000         832,500

  Purchase of property, plant
    and equipment                            (61,608)        (20,265)        (30,094)
                                        ------------    ------------    ------------
Net cash flows provided by
  investing activities                     1,040,484       1,089,735         802,406
                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt            (2,024,528)     (1,101,817)     (1,374,036)

  Proceeds from exercise of
    stock options                             75,575              --              --

  Dividends paid                          (9,094,335)       (352,846)       (352,846)
                                        ------------    ------------    ------------
Net cash flows used in
  financing activities                   (11,043,288)     (1,454,663)     (1,726,882)
                                        ------------    ------------    ------------

NET (DECREASE)/INCREASE IN
  CASH AND CASH EQUIVALENTS               (8,899,696)      2,516,164       2,376,853

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     13,302,159      10,785,995       8,409,142
                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $  4,402,463    $ 13,302,159    $ 10,785,995
                                        ============    ============    ============


                 See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Supplemental Disclosures of Cash Flow Information:

                                          2004            2003            2002
                                        --------        --------        --------

Interest paid                           $190,214        $248,051        $448,650
                                        ========        ========        ========
Income taxes paid                       $101,188        $122,255        $212,324
                                        ========        ========        ========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     On August 20, 2004, 125,000 contingently returnable shares, carried at $1,351,563, were retired and Common Stock and Additional Paid in Capital were reduced by the same amount in the aggregate.


                See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


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

      MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of net sales in 2004. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a large customer could have an adverse effect on the Company.

      GOODWILL and OTHER INTANGIBLE ASSETS: Goodwill and trademarks represent the excess of the purchase price over the fair value of identifiable assets of businesses or brands acquired, respectively, in transactions accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and trademarks having indefinite lives, which were being amortized over various periods, are no longer being amortized and in accordance with SFAS No. 142, are now subject to periodic testing for impairment. Deferred acquisition costs that have definite lives are continuing to be amortized over their estimated useful lives of 10 years. Goodwill and trademarks of a reporting unit (as defined in SFAS No. 142) are tested for impairment on an annual basis at a minimum, or as circumstances dictate. As a result of implementing SFAS No. 142, the Company incurred a $6,762,000 impairment charge (net of an income tax benefit of $1,663,000) upon adoption in 2002. Periodic testing for impairment on an annual basis necessitated an additional impairment loss in 2004 in the amount of $2,145,000 in connection with goodwill arising from the purchase of Trevor Sorbie and trademarks associated with the Stephan Distributing subsidiary. As a result of the impairment loss, all goodwill associated with the Trevor Sorbie brand has been written off (See Note 5).

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

      STOCK-BASED COMPENSATION: The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and 123, the Company continues to apply the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's existing plans. No stock-based compensation cost, other than as discussed below, is reflected in net (loss)/income as all options granted under the plans had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations (in thousands, except per share amounts):

                                                    Year ended December 31,
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
Net (loss)/income, as reported                 $ (2,176)   $    760    $ (6,259)
Add: Stock-based compensation
  included in reported net income,
  net of related tax effects                        272          --          --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                       (400)       (165)       (311)
                                               --------    --------    --------
Pro forma net (loss)/income                    $ (2,304)   $    595    $ (6,570)
                                               ========    ========    ========
Net (loss)/income per share:
      As reported                              $   (.50)   $    .18    $  (1.46)
      Pro forma                                $   (.53)   $    .14    $  (1.53)

      In connection with the pro-forma information above, the pro forma effect takes into consideration only options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of stock options granted during 2004, 2003 and 2002 was $ 2.37, $1.58, and $1.30, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and included the following assumptions for the years ended December 31, 2004, 2003 and 2002:

                                        2004          2003          2002
                                     ----------    ----------    ----------

      Life expectancy                  5 years      5 years        5 years
      Risk-free interest rate             3%           3%             3%
      Expected volatility                 69%          59%            55%
      Dividends per share               $.08         $.08           $.08

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

      As of December 31, 2004 and 2003 there were no significant differences in the carrying values and fair market values of financial instruments.

      REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involves the delivery of manufactured goods and reasonable assurance as to the collectability of the resulting account receivable.

      PROMOTIONAL AND SALES RETURNS ALLOWANCES: The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. All such costs are netted against sales and amounted to approximately $417,000,

$345,000 and $335,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company's best estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. While the Company believes that promotional allowances are adequate and that the judgment applied is appropriate, amounts estimated to be due and payable could differ materially from actual costs incurred in the future.

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2004 and 2003 were approximately $3,824,000 and $12,698,000, respectively. At December 31, 2004 and 2003, the Company excluded restricted cash in the amount of approximately $4,540,000 and $5,643,000, respectively, from the above as they are pledged as collateral for a bank loan.

      INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2004 and 2003 were approximately $3,166,000 and $2,940,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2004 and 2003 were approximately $783,000 and $979,000, respectively.

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

      BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2004, 2003 and 2002, the Company had 291,822, 547,570 and 672,120 outstanding stock options, respectively. At December 31, 2003, 27,134 options were included in the calculation of basic and diluted earnings per share. For the years ended

December 31, 2004 and 2002, none because their inclusion would be anti-dilutive, and as such, 4,348,908 and 4,285,577 shares, respectively, were used for the calculation of basic and diluted earnings per share.

      NEW FINANCIAL ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB 51. FIN 46, as revised in December 2003, provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE's created after January 31, 2003. For variable interests in VIE's created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not require a change in accounting treatment of any VIE's. The Company did not become a party to any VIE's during 2004 or 2003.

      In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of certain provisions of the guidance in SFAS No. 150. The FASB decided to defer the application of certain aspects of SFAS No. 150 until it could consider some of the resulting implementation issues. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company's financial condition or results of operations. The Company does not believe the effect of the provisions of SFAS No. 150 that have been deferred to future periods will have a material impact on the Company's financial statements.

      In December 2004, the FASB issued a revised SFAS No. 123 impacting the accounting treatment for share-based payments. The revised statement requires companies to reflect in the income statement compensation expense related to the grant-date fair value of stock options and other equity-based compensation issued to employees over the period that such awards are earned. The statement is effective for the Company's 2006 fiscal year.

      RECLASSIFICATIONS: Restricted cash collateralizing the current portion of long-term debt has been reclassified as a current asset at December 31, 2003. Changes in restricted cash balances have been presented as cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows. Such amounts were previously classified as cash flows from financing activities. As a result, net cash flows provided by investing activities in the aforementioned Statements increased by $1,110,000 and $833,000 respectively, with a corresponding decrease in cash flows provided by financing activities for the years ended December 31, 2003 and 2002, respectively.

NOTE 2. ACCOUNTS RECEIVABLE

      Accounts receivable at December 31, 2004 and 2003 consisted of the following:

                                                       2004             2003
                                                   -----------      -----------
Trade accounts receivable                          $ 1,845,098      $ 1,557,432
Less: Allowance for doubtful accounts                  (91,848)        (112,924)
                                                   -----------      -----------
Accounts receivable, net                           $ 1,753,250      $ 1,444,508
                                                   ===========      ===========

      The following is an analysis of the allowance for doubtful accounts for the year ended December 31:

                                               2004         2003         2002
                                            ---------    ---------    ---------
Balance, beginning of year                  $ 112,924    $ 163,281    $ 152,225
Provision for doubtful accounts                55,865       80,899       80,725
Uncollectible accounts written off,
  net of recoveries                           (76,941)    (131,256)     (69,669)
                                            ---------    ---------    ---------
Balance, end of year                        $  91,848    $ 112,924    $ 163,281
                                            =========    =========    =========

NOTE 3. INVENTORIES

      Inventories at December 31, 2004 and 2003 consisted of the following:

                                                  2004                 2003
                                              ------------         ------------
Raw materials                                 $  1,827,553         $  2,007,174
Packaging and components                         2,187,901            2,612,798
Work in progress                                   429,552              257,476
Finished goods                                   4,651,422            5,338,369
                                              ------------         ------------
                                                 9,096,428           10,215,817
Less: Amount included
      in other assets                           (1,931,527)          (2,718,555)
                                              ------------         ------------
Balance, end of year                          $  7,164,901         $  7,497,262
                                              ============         ============

      Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are the bottles or containers (plastic or used for shipping purposes. Components are the bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will become part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture.

      Included in other assets is inventory not anticipated to be utilized within one year and is comprised primarily of packaging, components and finished goods. The Company reduces the carrying value of inventory to provide for these slow moving goods that includes the estimated costs of disposal of inventory that may ultimately become unusable or obsolete.

NOTE 4. PROPERTY, PLANT, AND EQUIPMENT

      Property, plant and equipment at December 31, 2004 and 2003 consisted of the following:

                                                     2004               2003
                                                 -----------        -----------
Land                                             $   379,627        $   379,627
Buildings and improvements                         2,159,046          2,129,570
Machinery and equipment                            1,852,551          1,854,287
Furniture and office equipment                       571,710            547,024
                                                 -----------        -----------
                                                   4,962,934          4,910,508

Less: accumulated depreciation                    (3,335,707)        (3,208,178)
                                                 -----------        -----------
Balance, end of year                             $ 1,627,227        $ 1,702,330
                                                 ===========        ===========

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

                                              Total    Professional     Retail
                                            --------   ------------    --------
Balance, December 31, 2001                  $ 22,947      $ 9,905      $ 13,042
Goodwill and trademark impairment
  upon adoption of SFAS No. 142               (8,424)      (3,440)       (4,984)
                                            --------      -------      --------

Balance, December 31, 2002                  $ 14,523      $ 6,465      $  8,058
                                            ========      =======      ========

      Since implementing SFAS No. 142, the Company performs annual impairment tests. For the year ended December 31, 2004, it was determined that an additional impairment loss of approximately $2.15 million was necessary. Approximately $1.85 million of this impairment was in connection with goodwill arising from the purchase of the Trevor Sorbie of America line in June 1996 and the remaining $.3 million was related to the trademarks associated with the Stephan Distributing subsidiary. This charge was primarily based on management's estimated fair value of each reporting unit using discounted present value of cash flows and valuation models as of the test date. The impairment was a result of the declining sales and an adverse outcome of litigation within the reporting unit, including the operations of Trevor Sorbie of America. As a result of the impairment loss, all goodwill associated with the Trevor Sorbie brand has been written off and included in selling, general and administrative expenses in the statement of operations.

      Other intangible assets can be summarized as follows:

                                                       2004              2003
                                                    ---------         ---------

Deferred acquisition costs                          $ 934,544         $ 934,544
Less: Accumulated amortization                       (717,892)         (635,771)
                                                    ---------         ---------

Balance, end of year                                $ 216,652         $ 298,773
                                                    =========         =========

      Amortization expense of other intangible assets for 2004, 2003 and 2002 was $82,000, $93,000 and $93,000, respectively. Amortization expense of other intangible assets, recorded as of December 31, 2004, for the years ended December 31, 2005 through 2009 is anticipated to be as follows: 2005: $75,000; 2006: $66,000; 2007: $66,000; 2008: $10,000.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31, 2004 and 2003 consisted of the following:

                                                          2004            2003
                                                       ----------     ----------
Accounts payable                                       $  384,831     $  539,311
Accrued marketing expenses                                146,744        226,998
Accrued royalty payable                                   723,902        508,093
Accrued payroll, bonuses and related costs                324,783      1,046,311
Accrued "privatization" expenses                          158,279             --
Accrued legal and professional fees                       251,039        223,490
Other accrued expenses                                    176,173         70,528
                                                       ----------     ----------
Balance, end of year                                   $2,165,751     $2,614,731
                                                       ==========     ==========

      Accrued "privatization" expenses shown above are due to Eastchester Enterprises, an entity created by the four Board members who attempted to take the Company private (See Note 10).

NOTE 7. LONG-TERM DEBT

      Long-term debt at December 31, 2004 and 2003 consisted of the following:

                                                   2004              2003
                                               -----------       -----------

1.50% note payable to bank, principal
  of $92,500 plus interest due monthly
  through August 2, 2006; collateralized
  by a security interest in a restricted
  cash account of like amount, which
  bears interest at 50 basis points below
  the interest charged on the note.  The
  interest rate on the note and the cash
  collateral resets annually.                  $ 4,347,500       $ 5,457,500

Guaranteed minimum payments of $250,000
  due semi-annually to Colgate-Palmolive
  through January 31, 2004, discounted
  at an 8% rate; collateralized by a
  security interest in the brand trade-
  marks acquired from Colgate-Palmolive.             --            1,332,273
                                               -----------       -----------
                                                 4,347,500         6,789,773
Less: current portion                           (1,110,000)       (2,442,273)
                                               -----------       -----------
Long-term debt                                 $ 3,237,500       $ 4,347,500
                                               ===========       ===========

      At December 31, 2004, approximate maturities of long-term debt are $1,110,000 in 2005 and $3,237,500 in 2006.

      On April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the above obligation by approximately $418,000. This amount is included in other income in 2004.

NOTE 8. INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:

                                                 2004         2003        2002
                                              ---------     --------    --------
Current tax:
  Federal                                     $(105,047)    $117,021    $     --
  State                                        (107,767)     132,575     113,482
                                              ---------     --------    --------
    Total current (benefit)/provision          (212,814)     249,596     113,482
                                              ---------     --------    --------
Deferred tax:
  Federal                                       220,766      433,266     703,396
  State                                         134,299       44,012      80,002
                                              ---------     --------    --------
    Total deferred provision                    355,065      477,278     783,398
                                              ---------     --------    --------
Total provision for income taxes              $ 142,251     $726,874    $896,880
                                              =========     ========    ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

      The net deferred income tax liability in the accompanying consolidated balance sheets includes deferred tax assets and liabilities attributable to the following items:

                                                       2004             2003
                                                   -----------      -----------
Accounts receivable allowances                     $   (36,280)     $   (44,604)
Inventory allowance                                   (141,063)        (101,845)
Property, plant and equipment                           68,800           95,208
Amortization of intangibles                          2,085,642        1,601,809
Charitable contribution carryforward                  (122,546)        (121,747)
State income taxes                                     (91,679)         (57,407)
Net operating loss carryover                          (391,736)              --
Accrued liabilities and other                           (5,568)        (360,110)
                                                   -----------      -----------
                                                     1,365,570        1,011,304
Less: Valuation allowance                              122,546          121,747
                                                   -----------      -----------
Deferred income tax liability, net                 $ 1,488,116      $ 1,133,051
                                                   ===========      ===========

      The provision for Federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:

                                                   2004       2003       2002
                                                  ------     ------     ------
Amount computed on pretax income                   (34.0%)     35.0%      35.0%
Increase(decrease) in taxes:
  State income taxes, net of
    federal tax benefit                               .8        7.8        9.1
  Goodwill impairment                               30.8         --       19.2
  Goodwill/Trademarks                                 .2         .2         .2
  Benefit of graduated rates                          --       (1.0)      (1.0)
  Compensation limitations                           8.1         --         --
  Privatization transaction costs                    2.7        6.7         --
  Tax exempt interest                               (1.0)      (1.6)      (1.8)
  Other                                              (.6)       1.8        3.3
                                                  ------     ------     ------
  Total income tax                                   7.0%      48.9%      64.0%
                                                  ======     ======     ======

      For the year ended December 31, 2004, the Company has an income tax valuation allowance of approximately $122,546 in order to provide for the likelihood that the Company's charitable contribution carryforward will expire unused. The Company has net operating loss carryforwards of approximately $1,021,000 for Federal income tax purposes which expire beginning in 2024 if not utilized.

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

      The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:

                                                      (LOSS)/INCOME BEFORE INCOME TAXES
                                                       AND CUMULATIVE EFFECT OF CHANGE
                              NET SALES                    IN ACCOUNTING PRINCIPLE
                  --------------------------------      -----------------------------
                     2004       2003        2002          2004       2003       2002
                  --------------------------------      -----------------------------
Professional      $ 17,538    $ 17,573    $ 17,891      $(1,801)   $ 1,449    $ 1,081
Retail               5,734       7,373       6,728          486        873        885
Manufacturing        5,689       6,713       7,144         (292)      (112)       (29)
                  --------    --------    --------      -------    -------    -------
   Total            28,961      31,659      31,763       (1,607)     2,210      1,937

Intercompany
  Manufacturing     (5,010)     (6,323)     (6,696)        (427)      (723)      (537)
                  --------    --------    --------      -------    -------    -------
   Consolidated   $ 23,951    $ 25,336    $ 25,067      $(2,034)   $ 1,487    $ 1,400
                  ========    ========    ========      =======    =======    =======

                      INTEREST INCOME        INTEREST EXPENSE
                    -------------------     ------------------
                     2004   2003   2002     2004   2003   2002
                    -------------------     ------------------
Professional         $104   $174   $233     $ 56   $ 90   $270
Retail                 53     47     95       33    304    201
Manufacturing           7      6     50        2      9      8
                     ----   ----   ----     ----   ----   ----
   Total             $164   $227   $378     $ 91   $403   $479
                     ====   ====   ====     ====   ====   ====

                    DEPRECIATION AND
                      AMORTIZATION             TOTAL ASSETS
                  --------------------      ------------------
                  2004    2003    2002        2004       2003
                  --------------------      ------------------
Professional      $ 78    $ 89    $135      $10,985    $17,116
Retail              43      43      43       16,003     20,866
Manufacturing       98     249     249        7,731     10,081
                  ----    ----    ----      -------    -------
   Total          $219    $381    $427      $34,719    $48,063
                  ====    ====    ====      =======    =======

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

      The Company has entered into employment agreements with certain officers. These agreements, which expire on various dates through December 2008, provide for incentive bonuses based on consolidated earnings per share in excess of the applicable base year, as defined in the employment agreement. No bonuses were payable for the year ended December 31, 2004 and 2002. For the year ended December 31, 2003, management bonuses included in selling, general and administrative expenses were $755,000. In July 2005, the President of the Company took a voluntary, unilateral reduction in compensation to $540,000 per year. In accordance with the terms of the waiver of compensation, the President retains the right to his original contractual compensation level upon the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control of the Company, as defined in the waiver.

      In August 2003, the Company secured a $5,000,000 line of credit with Merrill Lynch Business Financial Services, Inc. which expired in August 2004. The Company entered into negotiations to renew the line of credit and subsequent to year-end, the Company renewed the line at a reduced amount of $1,500,000, through August 2005. Although the credit line was available to the Company during the renegotiation period, the line remained unused. The line of credit, when used, bears interest at the rate of LIBOR plus 2.25%.

      The Company was not a party to any non-cancelable operating leases at December 31, 2004. Annual rent expense for each of the last three years is as follows:

                        2004                $692,800
                        2003                 620,800
                        2002                 600,800

      Included in rent expense above for the years ended December 31, 2004, 2003 and 2002 is $ 273,000, $213,000 and $179,000, respectively, paid to Shaheen & Co., Inc., the former owner of Morris Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., who owns the building the Company leases in Danville, Illinois, is currently a member of the Board of Directors and a significant shareholder of the Company. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") for the Danville, IL facility. The Amendment extends the term of the lease to June 30, 2015, with a five year renewal option, and increases the annual rental to $302,780. The base rent is adjustable annually, in accordance with the existing master lease, whose terms, including a 90-day right of termination by the Company, remain in full force and effect. In addition, the Company has a purchase option, during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises. On July 6, 2005, the landlord notified the Company that their interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the disagreement. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company's minimum lease obligation would amount to $151,390 in 2005, $302,780 in 2006, $302,780 in 2007, $302,780 in 2008
$302,780 in 2009 and $1,665,289 thereafter.

      In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2004, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

      New Image commenced litigation against the Company seeking, among other things, a declaratory decree that the 125,000 shares of the Company's common stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. In the action commenced by New Image against the Company in the United States District Court for the Central District of California, the parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares, (subsequently, New Image elected to sell the Company its 60,000 shares for $285,000), (ii) Stephan was awarded $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (approximately $72,000) will be distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, which was used to satisfy, in part, the award under (ii) above. As a result of this settlement, the Company recorded an expense of approximately $285,000 for the quarter ended June 30, 2004 and the amount is reflected as a reduction of royalty and other income on the consolidated statement of operations. In the third quarter of 2004, the amount of the contingently returnable shares recorded in the financial statements of the Company was offset against additional paid in capital when the shares were retired. New Image's claim for diminution of the value of the shares held in escrow was heard before a special master in late October 2004 and on March 30, 2005, the special master recommended that judgment be entered in favor of the Company. The federal court then entered an order confirming the findings of the Special Master and entered judgment denying New Image's diminution claim. New Image has not appealed the judgment.

      In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings before the American Arbitration Association in Pittsburgh, Pennsylvania. This arbitration proceeding arose from a lawsuit filed against SAC by TSI alleging causes of action for breach of contract, declaratory judgment and trademark infringement. On October 25, 2004, the arbitration panel returned an award in favor of TSI with respect to certain royalties due, including interest, and in favor of SAC with respect to the infringement of SAC's rights of exclusive publicity in their territory. The panel did not affirm any of the other claims alleged by either of the parties to the proceeding. In Federal Court, SAC appealed the decision on certain grounds, including an improper computation of the interest due on additional royalties. The financial statements for the year ended December 31, 2004 reflect a liability of approximately $725,000 for payment of the award. Also, SAC may incur additional interest from the date of the award. Due to the complexities of the issues involved, however, the Company is currently unable to predict the outcome of the appeal, including whether or not the appeal will be heard.

      On April 30, 2003, the Board of Directors approved a definitive merger agreement (the "Merger Agreement") pursuant to which the Company would be acquired, in a "going-private" transaction, by Gunhill Enterprises, Inc., a wholly-owned subsidiary of Eastchester Enterprises, Inc. Eastchester Enterprises, Inc. is owned by Frank F. Ferola, Thomas M. D'Ambrosio, John DePinto and Shouky A. Shaheen (all of whom were current Board members) together with their affiliates (the "Acquisition Group"). The Company entered into the Merger Agreement following approval by its Board of Directors based in part upon the unanimous recommendation of the Special Committee comprised of two non-management and disinterested directors of the Company's Board of Directors. The Special Committee had received an opinion from SunTrust Robinson Humphrey that the consideration to be paid pursuant to the Merger Agreement was fair from a financial point of view to the stockholders other than the Acquisition Group.

      On November 4, 2003, in connection with the "going-private" trans- action, the Company filed a Preliminary Proxy with the Securities and Exchange Commission ("SEC"). On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of Stephan common stock not owned by it and informed Stephan that it has decided not to pursue such an acquisition at this time. As a result of the above, the Company incurred termination expenses in the amount of $158,000 in accordance with the terms of the Merger Agreement, payable to the Acquisition Group and the amount is included in selling, general and administrative expenses in the statement of operations.

      As previously reported, the Company has not submitted any matters to a vote of its security holders since the Company's September 1, 2000 Annual Meeting. In accordance with the rules and regulations of the American Stock Exchange ("AMEX"), the Company was required to promptly notify its stockholders and AMEX, in writing, indicating the reasons for the failure to have a meeting and to use good faith efforts to ensure that an annual meeting is held as soon as reasonably practicable. The Company included annual meeting materials in its revised proxy statement, filed with the SEC on April 13, 2004. In a press release issued by the Company on October 29, 2004, the Company indicated that the next annual meeting of shareholders, previously set for November 10, 2004, had been delayed, and the Company expected to formally notify all shareholders of the definitive date and location of such meeting in the near future. The Company was required by AMEX to file a Corporate Governance Certification by October 31, 2004, but has been unable to do so because the composition of the Board of Directors and the Audit Committee does not meet the enhanced independent requirements of AMEX. On November 19, 2004, the Company received a warning letter from AMEX indicating that the Company was deficient with respect to the above, in addition to not being in compliance with nominating committee requirements and a web-site posting (or other public notice) of a code of conduct and ethics for all directors, officers and employees. By January 11, 2005, the Company became compliant by appointing another independent Board member and filing the appropriate Corporate Governance Certification.

      As indicated above, the Company was not in compliance with Section 704 of the AMEX Company Guide in that it has not held an annual meeting of stockholders since September 1, 2000. On January 25, 2005, the Company received a letter from AMEX requiring the submission of a timetable for compliance with the above
Section 704, relating to the holding an annual meeting of stockholders. The AMEX requested that the timetable indicate actions the Company has taken, or will take, in order to bring the Company into compliance with AMEX continued listing standards by no later than May 31, 2005. In spite of its continuing efforts to schedule an annual meeting of stockholders, the Company was unable to comply with the May 31, 2005 deadline. The Company has previously been advised that failure to meet this deadline of May 31, 2005 may cause the Company's common stock to be delisted. In addition, the Company was not in compliance with Sections 134, 1101 and 1003(d) of the AMEX Company guide due to the failure to file a timely Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005. On June 7, 2005, The Company received notification that the AMEX was proceeding with delisting procedures. These procedures allow the Company to appeal the delisting process and as such, a hearing before a Listing Qualifications Panel was held on July 27, 2005. On August 3, 2005, the Company received the Panel's unanimous written decision, which grants the Company an extension of time until September 30, 2005, to regain compliance with Amex listing standards. However, the Panel also unanimously agreed that should the Company not be in complete compliance with AMEX listing standards by September 30, 2005, the Amex could then immediately move to delist the Company's common stock. The Panel based its decision upon the Company's representations at the hearing and its public filings.

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

      Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 10 years from the date of grant. Stock option activity for 2004, 2003, and 2002 is set forth below:

                                      Key Employee            Outside
                                       Incentive     Avg.    Directors    Avg.
                                          Plan      Price       Plan     Price
-------------------------------------------------------------------------------
Outstanding at December 31, 2001 ...    647,470    $ 8.36      96,178    $ 7.02

Granted ............................     70,000      3.00      20,248      3.67
Canceled ...........................   (146,590)     8.47     (15,186)    11.23
Exercised ..........................         --                    --
                                       --------               -------
Outstanding at December 31, 2002 ...    570,880      7.68     101,240      5.72

Granted ............................     60,000      3.44      20,248      3.71
Canceled ...........................   (184,550)     9.38     (20,248)    13.21
Exercised ..........................         --                    --
                                       --------               -------
Outstanding at December 31, 2003 ...    446,330      6.41     101,240      3.82

Granted ............................     50,000      4.32      20,248      4.82
Canceled ...........................         --               (20,248)     4.18
Exercised ..........................   (285,500)     3.49     (20,248)     3.73
                                       --------               -------
Outstanding at December 31, 2004 ...    210,830    $ 9.87      80,992    $ 3.43
                                       ========               =======

      In the third quarter of 2004, certain officers of the Company exercised stock options utilizing the "cashless method" of exercise. As such, the Company recorded compensation expense in the amount of $415,430, included in selling, general and administrative expenses in the statement of operations.

      The number of shares and average exercise price of options exercisable at December 31, 2004, 2003 and 2002 were 160,830 shares at $11.59, 396,330 shares at $6.79, and 510,880 shares at $8.23, respectively, for the 1990 Key Employee Stock Incentive Plan and 60,744 at $3.73, 80,992 at $3.85, and 80,992 at $6.23,
respectively, for the Outside Directors Plan. At December 31, 2004 and 2003, 373,670 and 423,670 respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 81,012 shares and 101,260 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

      The exercise price range of options outstanding and exercisable as of December 31, 2004 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

                              Outstanding                 Exercisable
                     ----------------------------     -------------------

  Exercise            Number     Average  Average       Number    Average
 Price Range         of shares    Life     Price      of shares    Price
---------------      ----------  -------  -------    --------------------

$ 3.00 - $ 5.00        141,822    4.73    $ 4.11        71,574     $ 3.76
$10.00 - $13.50        150,000    3.00    $12.15       150,000     $12.15
                     ---------                       ---------
                       291,822                         221,574
                     =========                       =========

NOTE 12. SUBSEQUENT EVENT

      On August 1, 2005, the Company entered into a Brand License Agreement with The Quantum Beauty Company Limited (the "Licensor") for the exclusive rights to manufacture, market and distribute the "Lee Stafford" brand of hair care products in the Western Hemisphere (the "License Agreement"). The initial term of the License Agreement is 5 years, with a minimum 5 year renewal at the Licensor's option. The Company is subject to certain requirements, including satisfactory compliance with manufacturing and quality standards, reporting timeframes, payment of royalties, minimum marketing, advertising and promotional expenditures as well as targeted sales goals increasing on an annual basis.

(ii)  Financial Statement Schedules

                 Schedule II - Valuation and Qualifying Accounts


ADVERTISING, PROMOTION and RETURNS ALLOWANCES

                                                2004         2003         2002
                                             ---------    ---------    ---------

Balance, beginning of year                    $152,906     $152,708     $101,948

Additions                                      417,152      344,621      335,218

Utilizations                                   465,399      344,423      284,458
                                             ---------    ---------    ---------

Balance, end of year                          $104,659     $152,906     $152,708
                                             =========    =========    =========

DEFERRED TAX VALUATION ALLOWANCE

                                                2004         2003         2002
                                             ---------    ---------    ---------

Balance, beginning of year                    $121,747     $268,359     $     --

Additions                                          799        1,579      268,359

Utilizations                                        --      148,191           --
                                             ---------    ---------    ---------

Balance, end of year                          $122,546     $121,747     $268,359
                                             =========    =========    =========

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By: /s/ Frank F. Ferola
    -----------------------------------
    Frank F. Ferola
    President and Chairman of the Board
    September 9, 2005

By: /s/ David A. Spiegel
    -----------------------------------
    David A. Spiegel
    Principal Financial Officer
    Principal Accounting Officer
    September 9, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola              By: /s/ Shouky Shaheen
    ------------------------------       ----------------------------
    Frank F. Ferola, Principal           Shouky Shaheen, Director
    Executive Officer and Director       Date: September 9, 2005
    Date: September 9, 2005


By: /s/ John DePinto                 By: /s/ Curtis Carlson
    ------------------------------       ----------------------------
    John DePinto, Director               Curtis Carlson, Director
    Date: September 9, 2005              Date: September 9, 2005


By: /s/ Leonard Genovese             By: /s/ Richard A. Barone
    ------------------------------       ----------------------------
    Leonard Genovese, Director           Richard A. Barone, Director
    Date: September 9, 2005              Date: September 9, 2005


By: /s/ William Gross
    ------------------------------
    William Gross, Director
    Date: September 9, 2005