Form 10-Q
period 2005-03-31
STEPHAN CO
filed 2005-09-29
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


              For the Quarterly Period Ended: March 31, 2005


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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES       NO X



         Approximate number of shares of Common Stock outstanding
                          as of September 15, 2005:


                                 4,389,805


                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2005


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2005 and December 31, 2004            5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2005 and 2004                                7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2005 and 2004                               8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     16-17

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                17

           ITEM 4.    Controls and Procedures                     18


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             19

           ITEM 6.  Exhibits                                      19


SIGNATURES                                                        20

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2005


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

     Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, the possibility of delisting, or halt in trading of, the Company's common stock from the American Stock Exchange and the repercussions from any such delisting, or halt in trading; the continuing risks associated with our failure to be in compliance with our periodic reporting requirements with the Securities and Exchange Commission (specifically our delinquent Form 10-Q report for the quarter ended June 30, 2005); our ability to satisfactorily address any material weaknesses in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; costs and expenses incurred by us in pursuing strategic alternatives; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management's response to these factors, and other factors that may be more fully described in the Company's literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               March 31,     December 31,
                                                 2005            2004
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 4,901,267    $  4,402,463

 Restricted cash                                1,110,000       1,110,000

 Accounts receivable, net                       1,575,679       1,753,250

 Inventories                                    7,403,377       7,164,901

 Income taxes receivable                          219,884         209,203

 Prepaid expenses and
  other current assets                            227,239         374,079
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        15,437,446      15,013,896

RESTRICTED CASH                                 3,441,616       3,430,408

PROPERTY, PLANT AND EQUIPMENT, net              1,697,765       1,627,227

GOODWILL, net                                   4,013,458       4,013,458

TRADEMARKS, net                                 8,364,809       8,364,809

DEFERRED ACQUISITION COSTS, net                   195,772         216,652

OTHER ASSETS, net                               1,846,305       2,052,405
                                             ____________    ____________

   TOTAL ASSETS                              $ 34,997,171    $ 34,718,855
                                             ============    ============



    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,      December 31,
                                                2005             2004
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,698,968      $  2,165,751

 Current portion of
  long-term debt                              1,110,000         1,110,000
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,808,968         3,275,751

DEFERRED INCOME TAXES, net                    1,524,316         1,488,116

LONG-TERM DEBT                                2,960,000         3,237,500
                                           ____________      ____________

   TOTAL LIABILITIES                          8,293,284         8,001,367
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid in capital                 17,556,731        17,556,731
  Retained earnings                           9,103,258         9,116,859
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 26,703,887        26,717,488
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 34,997,171      $ 34,718,855
                                           ============      ============







    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                            ______________________________

                                                 2005             2004
                                            _____________      ___________
NET SALES                                     $ 5,516,811      $ 5,958,985

COST OF GOODS SOLD                              3,157,680        3,455,362
                                              ___________      ___________
GROSS PROFIT                                    2,359,131        2,503,623

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       2,242,724        2,410,694
                                              ___________      ___________
OPERATING INCOME                                  116,407           92,929

OTHER INCOME(EXPENSE)
  Interest income                                  27,072           51,091
  Interest expense                                (31,262)         (25,631)
  Royalty income                                   12,500           12,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        124,717          130,889

INCOME TAX EXPENSE                                 50,519           53,108
                                              ___________      ___________
NET INCOME                                    $    74,198      $    77,781
                                              ===========      ===========


BASIC AND DILUTED
  EARNINGS PER SHARE:                         $       .02      $       .02
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,418,630        4,344,220
                                              ===========      ===========









    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended March 31,
                                           _______________________________

                                                 2005            2004
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $    74,198     $    77,781
                                             ___________     ___________


 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                   36,659          42,662
   Amortization of intangible assets              20,880          20,880
   Write-down of inventories                      20,000          80,607
   Deferred income tax expense                    36,200          35,000
   Provision for doubtful accounts                 9,835          33,192

   Changes in operating assets and
   liabilities:

     Accounts receivable                         167,736        (384,268)
     Inventories                                (258,476)        135,715
     Income taxes payable/receivable             (10,681)         17,952
     Prepaid expenses
      and other current assets                   146,840         588,491
     Other assets                                206,100          19,419
     Accounts payable and accrued expenses       533,217         550,074
                                             ___________     ___________

     Total adjustments                           908,310       1,139,724
                                             ___________     ___________
Net cash flows provided by
 operating activities                            982,508       1,217,505
                                             ___________     ___________







     See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31,
                                            ______________________________

                                                 2005             2004
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       (11,208)         277,500

 Purchase of property, plant
  and equipment                                 (107,197)          (2,410)
                                             ___________      ___________
Net cash flows (used in)/provided by
 investing activities                           (118,405)         275,090
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (277,500)        (277,500)

 Dividends paid                                  (87,799)         (88,212)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (365,299)        (365,712)
                                             ___________      ___________

INCREASE IN CASH AND CASH EQUIVALENTS            498,804        1,126,883

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           4,402,463       13,302,159
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 4,901,267      $14,429,042
                                             ===========      ===========


Supplemental Disclosures of Cash Flow Information:


          Interest paid                      $    15,960      $    25,631
                                             ===========      ===========

          Income taxes paid                  $      -         $      -
                                             ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2005 AND 2004


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of The Stephan Company's (the "Company") financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three-month period ended March 31, 2005 is not necessarily indicative of the results to be achieved for the year ending December 31, 2005. The December 31, 2004 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities after 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of March 31, 2005 and December 31, 2004 were approximately $ 3,270,000 and $3,824,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2005 AND 2004


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                        March 31,          December 31,
                                          2005                 2004
                                      ____________         ____________
Raw materials                         $  1,821,033         $  1,827,553
Packaging and components                 2,357,839            2,187,901
Work in progress                           291,748              429,552
Finished goods                           4,681,037            4,651,422
                                      ____________         ____________
                                         9,151,657            9,096,428
Less: Amount included in
      other assets                      (1,748,280)          (1,931,527)
                                      ____________         ____________

                                      $  7,403,377         $  7,164,901
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,418,630 for the three months ended March 31, 2005 and 4,344,220 for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, the Company had 341,822 and 597,570 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three months ended March 31, 2005 and 2004.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2005 AND 2004


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

                                                Three Months Ended
                                                     March 31,
                                               ____________________

                                                  2005       2004
                                                 _______    _______

  Net income, as reported                        $    74    $   78

  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                 20        30
                                                 _______    ______

  Pro forma net income                           $    54    $   48
                                                 =======    ======
  Net income per share:

        As reported                              $  .02   $   .02

        Pro forma                                $  .01   $   .01

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2005 AND 2004


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         NEW FINANCIAL ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123 impacting the accounting treatment for share-based payments. The revised statement requires companies to reflect in the income statement compensation expense related to the grant-date fair value of stock options and other equity-based compensation issued to employees over the period that such awards are earned. The statement is effective for the Company's 2006 fiscal year.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This statement replaces previous issued guidance and changes the requirements for the accounting and reporting of voluntary changes in accounting principles.

          RECLASSIFICATIONS: Restricted cash collateralizing the current portion of long-term debt was reclassified as a current asset at December 31, 2004. Changes in restricted cash balances have been presented as cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows. Such amounts were previously classified as cash flows from financing activities. As a result, net cash flows provided by investing activities in the aforementioned Statements increased by $277,500 with a corresponding decrease in cash flows used in financing activities for the quarter ended March 31, 2004.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2005 AND 2004


NOTE 2: SEGMENT INFORMATION (continued)

                                                  INCOME BEFORE
                                 NET SALES         INCOME TAXES
                              _______________    _______________

                               Three Months       Three Months
                              Ended March 31,    Ended March 31,
                                2005    2004       2005    2004
                              _______________    _______________
Professional                  $ 4,255 $ 4,386    $  316    $ 300
Retail                          1,127   1,446        34       34
Manufacturing                   1,155   1,246      (181)    (111)
                              _______ _______    ______  _______
   Total                        6,537   7,078       169      223

Intercompany
  Manufacturing                (1,020) (1,119)      (44)     (92)
                              _______ _______    ______  _______
   Consolidated               $ 5,517 $ 5,959    $  125  $   131
                              ======= =======    ======  =======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at March 31, 2005, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2004.

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

     Specifically, the Company was not in compliance with Section 704 of the AMEX Company Guide in that it has not held an annual meeting of stockholders since September 1, 2000. In addition, the Company was not in compliance with Sections 134, 1101 and 1003(d) of the AMEX Company guide due to the failure to file a timely Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2005 AND 2004


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

period ended March 31, 2005. On June 7, 2005, The Company received notification that the AMEX was proceeding with delisting procedures. Following a hearing before an AMEX Listing Qualifications Panel held on July 27, 2005, on August 3, 2005, the Company received the Panel's unanimous written decision granting the Company an extension of time until September 30, 2005, to regain compliance with AMEX listing standards. However, the Panel also unanimously agreed that should the Company not be in complete compliance with AMEX listing standards by September 30, 2005, the AMEX could then immediately move to delist the Company's common stock. The Panel based its decision upon the Company's representations at the hearing and its public filings. The Company has an annual meeting of shareholders scheduled for September 29, 2005, and with the filing of this Report and its Form 10-Q for the quarter ended June 30, 2005, expects to be current with all of its periodic filings with the SEC and in compliance with applicable AMEX rules.

     The Company believes that if its common stock is delisted from AMEX, such delisting is not expected to have a direct impact on the financial condition or operations of the Company, but it could adversely affect the liquidity and price of the Company's common stock, as well as the Company's ability to raise additional capital.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 2005, net sales were $5,517,000 compared to $5,959,000 for the three months ended March 31, 2004, a decline of $442,000. Gross profit for the three months ended March 31, 2005 was $2,359,000, compared to gross profit of $2,504,000 achieved for the corresponding three-month period in 2004. The decline in net sales and gross profit is a result of a decrease in net sales of the Professional Wet Goods segment as well as a decline in net sales of the Retail brands segment. These declines were largely a result of an overall decrease in demand. The gross margin for the three months ended March 31, 2005 was 42.8% as compared to 42% for the three months ended March 31, 2004.

     Net income was $74,000 for the three months ended March 31, 2005 compared to net income of $78,000 for the comparable three months ended March 31, 2004. Basic and diluted earnings per share were $.02 for both the three months ended March 31, 2005 and 2004.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2005 decreased $168,000 when compared to the corresponding three-month period of 2004. The Company experienced across the board decreases in SG&A, with advertising and catalog costs, business insurance and expenses in connection with the "going-private" transaction accounting for a substantial portion of these decreases. These very same expenses had, in the corresponding periods, spiked upward when comparing the first quarter of 2004 with the first quarter of 2003.

     Interest expense for the three months ended March 31, 2005 increased approximately $6,000 when compared to the corresponding three-month period in 2004 as a result of increased interest accruals on the Trevor Sorbie debt resulting from the adverse arbitration decision in 2004. Interest income for the three months ended March 31, 2005 decreased approximately $24,000 when compared to the corresponding three-month period in 2004, as a result of having less cash on hand primarily due to the payment of the special $2.00 per share dividend in September 2004.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $499,000 to $4,901,000 as of March 31, 2005 from $4,402,000 as of December 31, 2004. Total cash of $9,453,000 includes $4,552,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. The Company has continued to secure its outstanding long-term debt with Wachovia Bank with restricted cash.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2005 AND 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The long-term portion of restricted cash is classified as non-current and not included in working capital or cash and cash equivalents. Total current assets at March 31, 2005 were $15,437,000 compared to $15,014,000 at December 31, 2004. Working capital decreased $110,000 from December 31, 2004, and was approximately $11,628,000 at March 31, 2005.

     The Company is currently considering construction of additional warehouse facilities on the Tampa, Florida manufacturing property, estimated to cost approximately $1,000,000. The Company is reviewing construction designs and site plans, and has obtained the necessary permits. Other than the above, the Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

     The Company does not have any off-balance sheet financing or similar arrangements.

NEW FINANCIAL ACCOUNTING STANDARDS

     See Note 1 to the Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2005 AND 2004


ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal controls over financial reporting and consequently our disclosure controls and procedures were not effective, as of the end of the period covered by this quarterly report, in timely alerting them as to material information relating to our Company (including our consolidated subsidiaries) required to be included in this quarterly report.

     The material weakness in our internal controls over financial reporting as of March 31, 2005 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our previous independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of March 31, 2005.

     (b) CHANGES IN INTERNAL CONTROLS: No change in the Company's internal control over financial reporting occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, management of the Company, as well as the Audit Committee, recognizes that current staffing levels will have to be enhanced and/or institute arrangements with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                            MARCH 31, 2005 AND 2004


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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
September 29, 2005




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
September 29, 2005