Form 10-Q
period 2005-06-30
STEPHAN CO
filed 2005-09-30
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: June 30, 2005


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


                                 4,389,805


                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 2005


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2005 and December 31, 2004             5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the six months ended
           June 30, 2005 and 2004                                 7

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           June 30, 2005 and 2004                                 8

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the six months ended
           June 30, 2005 and 2004                                9-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-16

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     17-20

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                20

           ITEM 4.    Controls and Procedures                   20-21


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             22

           ITEM 6.  Exhibits                                      22


SIGNATURES                                                        23

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 2005


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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               June 30,      December 31,
                                                 2005            2004
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 4,460,537    $  4,402,463

 Restricted cash                                1,110,000       1,110,000

 Accounts receivable, net                       1,470,486       1,753,250

 Inventories                                    7,857,222       7,164,901

 Income taxes receivable                          257,769         209,203

 Prepaid expenses and
  other current assets                            114,768         374,079
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        15,270,782      15,013,896

RESTRICTED CASH                                 2,778,187       3,430,408

PROPERTY, PLANT AND EQUIPMENT, net              1,714,899       1,627,227

GOODWILL, net                                   4,013,458       4,013,458

TRADEMARKS, net                                 8,364,809       8,364,809

DEFERRED ACQUISITION COSTS, net                   174,892         216,652

OTHER ASSETS, net                               1,837,868       2,052,405
                                             ____________    ____________

   TOTAL ASSETS                              $ 34,154,895    $ 34,718,855
                                             ============    ============


    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30,       December 31,
                                                2005             2004
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,417,000      $  2,165,751

 Current portion of
  long-term debt                              1,110,000         1,110,000
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,527,000         3,275,751

DEFERRED INCOME TAXES, net                    1,488,611         1,488,116

LONG-TERM DEBT                                2,682,500         3,237,500
                                           ____________      ____________

   TOTAL LIABILITIES                          7,698,111         8,001,367
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid in capital                 17,556,731        17,556,731
  Retained earnings                           8,856,155         9,116,859
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 26,456,784        26,717,488
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 34,154,895      $ 34,718,855
                                           ============      ============






    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months Ended June 30,
                                            ______________________________

                                                 2005             2004
                                             ____________     ____________

NET SALES                                    $ 10,573,491     $ 11,514,539

COST OF GOODS SOLD                              6,194,990        6,668,422
                                              ___________      ___________
GROSS PROFIT                                    4,378,501        4,846,117

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       4,498,062        4,586,692
                                              ___________     ____________
OPERATING (LOSS)/INCOME                          (119,561)         259,425

OTHER INCOME(EXPENSE)
  Interest income                                  51,494           98,811
  Interest expense                                (53,197)         (49,933)
  Other income, net                                25,000          318,145
                                              ___________      ___________

(LOSS)/INCOME BEFORE INCOME TAXES                 (96,264)         626,448

INCOME TAX (BENEFIT)/EXPENSE                      (11,154)         236,973
                                              ___________      ___________

NET (LOSS)/INCOME                             $   (85,110)     $   389,475
                                              ===========      ===========


BASIC AND DILUTED
  (LOSS)/EARNINGS PER SHARE                   $      (.02)     $       .09

                                              ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,389,805        4,360,043
                                              ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended June 30,
                                            _____________________________

                                                 2005            2004
                                            ____________     ____________

NET SALES                                    $ 5,056,680      $ 5,555,554

COST OF GOODS SOLD                             3,037,310        3,213,060
                                             ___________      ___________

GROSS PROFIT                                   2,019,370        2,342,494

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,255,338        2,175,998
                                             ___________     ____________

OPERATING (LOSS)/INCOME                         (235,968)         166,496

OTHER INCOME(EXPENSE)
  Interest income                                 24,422           47,720
  Interest expense                               (21,935)         (24,302)
  Other income, net                               12,500          305,645
                                             ___________      ___________

(LOSS)/INCOME BEFORE INCOME TAXES               (220,981)         495,559

INCOME TAX (BENEFIT)/EXPENSE                     (61,673)         183,865
                                             ___________      ___________


NET (LOSS)/INCOME                            $  (159,308)     $   311,694
                                             ===========      ===========

BASIC AND DILUTED
  (LOSS)/EARNINGS PER SHARE                  $      (.04)     $       .07
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,389,805        4,365,376
                                             ===========      ===========






    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ___________________________

                                                 2005            2004
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)/income                            $  (85,110)     $   389,475
                                             ___________     ____________


 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                   72,628          81,007
   Amortization of intangible assets              41,760          41,760
   Write-down of inventories                      20,000            -
   Deferred income tax provision                     495         266,601
   Provision for doubtful accounts                22,222          39,932
   Settlement of Colgate-Palmolive debt             -           (417,745)

   Changes in operating assets and
   liabilities:

     Accounts receivable                         260,542        (306,419)
     Inventories                                (712,321)        119,301
     Income taxes payable                        (48,566)            306
     Prepaid expenses
      and other current assets                   259,311         654,246
     Other assets                                214,537        (176,381)
     Accounts payable and accrued expenses       251,249        (164,341)
                                             ___________     ___________

     Total adjustments                           381,857         138,267
                                             ___________     ___________
Net cash flows provided
 by operating activities                         296,747         527,742
                                             ___________     ___________





See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended June 30,
                                             ____________________________

                                                 2005             2004
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       652,221          555,000

 Purchase of property, plant
  and equipment                                 (160,300)         (37,226)
                                             ___________      ___________
Net cash flows provided by
 investing activities                            491,921          517,774
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (555,000)      (1,469,528)

 Dividends paid                                 (175,594)        (176,423)
                                              ___________      ___________
Net cash flows used in
 financing activities                           (730,594)      (1,645,951)
                                             ___________      ___________
 INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                            58,074         (600,435)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           4,402,463       13,302,159
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 4,460,537      $12,701,724
                                             ===========      ===========

Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $    31,025      $   152,681
                                             ===========      ===========
          Income taxes paid                  $    22,016      $    46,595
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2005 AND 2004


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of The Stephan Company's (the "Company") financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three and six-month periods ended June 30, 2005 is not necessarily indicative of the results to be achieved for the year ending December 31, 2005. The December 31, 2004 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities after 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of June 30, 2005 and December 31, 2004 were approximately $4,170,000 and $3,824,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2005 AND 2004

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                         June 30,          December 31,
                                          2005                 2004
                                      ____________         ____________
Raw materials                         $  1,777,060         $  1,827,553
Packaging and components                 2,425,225            2,187,901
Work in progress                           217,881              429,552
Finished goods                           5,173,878            4,651,422
                                      ____________         ____________
                                         9,594,044            9,096,428
Less: Amount included in
      other assets                      (1,736,822)          (1,931,527)
                                      ____________         ____________
                                      $  7,857,222         $  7,164,901
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,389,805 and 4,360,043, respectively, for the six months ended June 30, 2005 and 2004. For the three months ended June 30, 2005 and 2004, the weighted average number of shares outstanding was 4,389,805 and 4,365,376, respectively. For the six months ended June 30, 2005 and 2004, the Company had 355,298 and 597,570 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three month period ended June 30, 2004. Stock options were not included in the calculation of earnings per share for the six and three month periods ended June 30, 2005 because all options would be anti-dilutive as a result of the net loss for the respective periods.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2005 AND 2004


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

                                     Six Months          Three Months
                                   Ended June 30,       Ended June 30,
                                  _________________     _______________

                                    2005      2004        2005    2004
                                  _______   _______     _______ _______

  Net (loss)/income,
   as reported                    $   (85)  $   389     $ (159) $  312

  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects          50        63         30      33
                                  _______   _______     _______ _______
  Pro forma net (loss)/income     $  (135)  $   326     $ (189) $  279
                                  =======   =======     ======= =======
  Net (loss)/income per share:

        As reported               $ (.02)   $   .09     $ (.04)  $  .07
        Pro forma                 $ (.03)   $   .07     $ (.05)  $  .06

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2005 AND 2004


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

          RECLASSIFICATIONS: Restricted cash collateralizing the current portion of long-term debt was reclassified as a current asset at December 31, 2004. Changes in restricted cash balances have been presented as cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows. Such amounts were previously classified as cash flows from financing activities. As a result, net cash flows used in investing activities in the aforementioned Statements decreased by $555,000 with a corresponding increase in cash flows used in financing activities for the six months ended June 30, 2004.

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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. (Loss)/Income Before Income Taxes as shown below reflects an allocation of corporate overhead expenses (based upon sales) incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and (Loss)/Income Before Income Taxes by reportable segment:

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2005 AND 2004


NOTE 2: SEGMENT INFORMATION (continued)

                                 NET SALES           NET SALES
                              _______________     _______________
                                 Six Months        Three Months
                               Ended June 30,      Ended June 30,
                                2005    2004        2005    2004
                              _______________     _______________
Professional                  $ 8,311 $ 8,604     $ 4,056 $ 4,218
Retail                          1,953   2,624         826   1,177
Manufacturing                   2,416   2,763       1,262   1,519
                              _______ _______     _______ _______
   Total                       12,680  13,991       6,144   6,914

Intercompany
  Manufacturing                (2,107) (2,476)     (1,087) (1,358)
                              _______ _______     _______ _______
   Consolidated               $10,573 $11,515     $ 5,057 $ 5,556
                              ======= =======     ======= =======

                              (LOSS)/INCOME        (LOSS)/INCOME
                              BEFORE INCOME        BEFORE INCOME
                                  TAXES                TAXES
                             _______________      _______________
                                Six Months          Three Months
                              Ended June 30,        Ended June 30,
                               2005    2004          2005    2004
                             _______________      _______________

Professional                 $  456 $   630       $  140   $  330
Retail                          (13)    378          (48)     344
Manufacturing                  (539)   (382)        (313)    (178)
                             _______ _______      ______   ______

 Consolidated                $  (96) $  626       $ (221)  $  496
                             ======= =======      ======   ======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at June 30, 2005, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2004.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2005 AND 2004


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

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

     Specifically, the Company was not in compliance with Section 704 of the AMEX Company Guide in that it has not held an annual meeting of stockholders since September 1, 2000. In addition, the Company was not in compliance with Sections 134, 1101 and 1003(d) of the AMEX Company guide due to the failure to file a timely Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005. On June 7, 2005, The Company received notification that the AMEX was proceeding with delisting procedures. Following a delisting hearing before an AMEX Listing Qualifications Panel held on July 27, 2005, on August 3, 2005, the Company received the Panel's unanimous written decision granting the Company an extension of time until September 30, 2005, to regain compliance with AMEX listing standards. However, the Panel also unanimously agreed that should the Company not be in complete compliance with AMEX listing standards by September 30, 2005, the AMEX could then immediately move to delist the Company's common stock. The Panel based its decision upon the Company's representations at the hearing and its public filings. The Company held an annual meeting of shareholders on September 29, 2005, and with the filing of this Report and its Form 10-Q for the quarter ended June 30, 2005, expects to be current with all of its periodic filings with the SEC and in compliance with applicable AMEX rules.

     The Company believes that if its common stock is delisted from AMEX, such delisting is not expected to have a direct impact on the financial condition or operations of the Company, but it could adversely affect the liquidity and price of the Company's common stock, as well as the Company's ability to raise additional capital.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2005 AND 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Six months ended June 30, 2005:

     For the six months ended June 30, 2005, net sales were $10,573,000, compared to $11,515,000 achieved in the corresponding six months of 2004. Gross profit for the six months ended June 30, 2005 was $4,379,000, compared to gross profit of $4,846,000 achieved for the corresponding six-month period in 2004. The decline in net sales and gross profit is a result of a decrease in net sales of the Professional Wet Goods segment as well as a decline in net sales of the Retail brands segment. These declines were largely a result of an overall decrease in demand. The overall gross margin for the six months ended June 30, 2005 was 41.4% as compared to 42.1% for the six months ended June 30, 2004.

     Selling, general and administrative expenses for the six months ended June 30, 2005 decreased by $89,000, to $4,498,000, when compared to the corresponding 2004 six-month period total of $4,587,000. This decrease was due to an across the board decline in selling expenses, offset by an increase in general and administrative expenses, and in particular, legal and professional fees in connection with various SEC, AMEX and audit matters.

     Interest expense for the six months ended June 30, 2005 was $53,000, a decrease of approximately $3,000 from the $50,000 incurred in the corresponding period of 2004. The Company continues to accrue interest on the Sorbie arbitration award, offsetting any decline in interest expense on our bank debt. Interest income of $51,000 for the six months ended June 30, 2005 was lower than the $99,000 earned in the corresponding six months of 2004 due to a decline in invested cash as a result of the special $2.00 per share dividend distributed to shareholders in September 2004. Other income includes royalty fees received from the licensing of Frances Denney products.

     The net loss for the six-month period ended June 30, 2005 was $85,000, compared to net income of $389,000 for the six months ended June 30, 2004. This difference is a result of several unique circumstances that occurred and were reflected in "other income" in the first half of fiscal 2004. As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of an outstanding debt obligation by approximately $418,000. This amount is reflected in other income in the second quarter of 2004. In addition to the Colgate-Palmolive settlement, other income was also impacted by the

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

settlement of another lawsuit. In one case, the Company received $150,000 in connection with a customer's failure to perform on a purchase order issued by them to the Company.

     As a result of the loss for the six-month period ended June 30, 2005, there is a net benefit for income taxes of $11,000, after taking into account state income taxes of $19,000.

     The basic and diluted loss per share was $0.02 for the six months ended June 30, 2005, compared to earnings per share of $0.09 for the six months ended June 30, 2004, based on a weighted average number of shares outstanding of 4,389,805 and 4,360,043, respectively.

     Three months ended June 30, 2005:

     For the three months ended June 30, 2005, net sales were $5,057,000, compared to $5,556,000 for the three months ended June 30, 2004, a decline of $499,000. Gross profit for the three months ended June 30, 2005 was $2,019,000, compared to gross profit of $2,342,000 achieved for the corresponding three-month period in 2004. As indicated above, similarly to the six-month period, the decline in net sales and gross profit is a result of a decrease in net sales of the Professional Wet Goods segment as well as a decline in net sales of the Retail brands segment. The gross margin for the three months ended June 30, 2005 was 39.9% as compared to 42.2% for the three months ended June 30, 2004, due in most part to the change in the sales mix.

     Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $79,000, from $2,176,000 to $2,255,000, when compared to the corresponding three-month period of 2004, primarily as a result of increase professional fees as discussed above.

     Interest income for the three-month period ended June 30, 2005 was $24,000, a decrease of approximately $24,000 when compared to $48,000 earned in the corresponding three-month period of 2004, as a result of less invested cash.

     The income tax benefit for the three months ended June 30, 2005 was $62,000 compared to net income taxes of $184,000 for the three-month period ended June 30, 2004. For the three months ended June 30, 2005, there was a net loss of $159,000 compared to net income of $312,000 for the corresponding period in 2004, due largely to other income items explained above. Basic and diluted loss per share was $0.04 for the three months

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ended June 30, 2005 and earnings per share of $0.07 for the three months ended June 30, 2004, based on a weighted average number of shares of 4,389,805 and 4,365,376, respectively.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $58,000 from December 31, 2004, to $4,460,000 at June 30, 2005. Total cash of $8,349,000 at June 30, 2005 includes $3,888,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. Accounts receivable were $1,470,000 at June 30, 2005, a decrease of $283,000 from the $1,753,000 at December 31, 2004; inventories increased approximately $692,000 from $7,165,000 at December 31, 2004 to $7,857,000 at June 30, 2005, as the Company increased inventory levels for anticipated third-quarter sales.

     Total current assets at June 30, 2005 were $15,271,000 compared to $15,014,000 at December 31, 2004. Working capital increased $6,000 when compared to December 31, 2004. The Company currently anticipates construction of additional warehouse facilities on the Tampa, Florida manufacturing property, estimated to cost approximately $1,000,000. The Company continues to review construction designs and site plans, obtained the necessary permits and expects to begin construction in the fourth quarter of 2005. As has been the case in the past, the bulk of the Company's insurance policies renew in July, so it is anticipated that approximately $250,000 will be paid in the third quarter of 2005 for these renewals. Other than the above, the Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

     In June 2005, the Company acquired the "American Manicure" nail care line for approximately $150,000. This product line offers a less toxic alternative to "French" manicures. Under the terms of the agreement, a substantial portion of the purchase price was for existing inventory, and the former owner of the business will receive a monthly royalty on sales of the product line; this monthly royalty is not considered material at the present time.

     The Company does not have any off-balance sheet financing or similar arrangements.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2005 AND 2004


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

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2005 AND 2004


ITEM 4.  CONTROLS AND PROCEDURES (continued)

     The material weakness in our internal controls over financial reporting as of June 30, 2005 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our previous independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of June 30, 2005.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                           JUNE 30, 2005 AND 2004


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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
September 30, 2005




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
September 30, 2005