Form 10-Q
period 2005-09-30
STEPHAN CO
filed 2005-11-21
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended: September 30, 2005


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



         Approximate number of shares of Common Stock outstanding
                          as of November 4, 2005:


                                 4,389,805



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2005

                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2005 and December 31, 2004        5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2005 and 2004                            7

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2005 and 2004                            8

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2005 and 2004                           9-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-16

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     17-20

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                20

           ITEM 4.    Controls and Procedures                   20-21


PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings                           22

           ITEM 4.    Submission of Matters to a
                      Vote of Security Holders                    22

           ITEM 6.    Exhibits                                    22


SIGNATURES                                                        23

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2005


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

     Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, our ability to satisfactorily address any material weaknesses in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; costs and expenses incurred by us in pursuing strategic alternatives; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management's response to these factors, and other factors that may be more fully described in the Company's literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                             September 30,   December 31,
                                                 2005            2004
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 4,741,068    $  4,402,463

 Restricted cash                                3,610,463       1,110,000

 Accounts receivable, net                       2,307,998       1,753,250

 Inventories                                    6,734,431       7,164,901

 Income taxes receivable                          234,223         209,203

 Prepaid expenses and
  other current assets                            286,311         374,079
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        17,914,494      15,013,896

RESTRICTED CASH                                      -          3,430,408

PROPERTY, PLANT AND EQUIPMENT, net              1,698,709       1,627,227

GOODWILL, net                                   4,013,458       4,013,458

TRADEMARKS, net                                 8,364,809       8,364,809

DEFERRED ACQUISITION COSTS, net                   160,941         216,652

OTHER ASSETS, net                               1,905,693       2,052,405
                                             ____________    ____________

   TOTAL ASSETS                              $ 34,058,104    $ 34,718,855
                                             ============    ============


    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,    December 31,
                                                2005             2004
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,588,196      $  2,165,751

 Current portion of
  long-term debt                              3,515,000         1,110,000
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  6,103,196         3,275,751

DEFERRED INCOME TAXES, net                    1,492,064         1,488,116

LONG-TERM DEBT                                     -            3,237,500
                                           ____________      ____________

   TOTAL LIABILITIES                          7,595,260         8,001,367
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid-in capital                 17,556,731        17,556,731
  Retained earnings                           8,862,215         9,116,859
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 26,462,844        26,717,488
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 34,058,104      $ 34,718,855
                                           ============      ============







    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Nine Months Ended
                                                     September 30,
                                            ______________________________

                                                 2005             2004
                                             ____________     ____________

NET SALES                                    $ 17,141,001     $ 18,819,564

COST OF GOODS SOLD                             10,437,736       10,977,964
                                              ___________      ___________
GROSS PROFIT                                    6,703,265        7,841,600

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       6,712,074        7,566,271
                                              ___________     ____________
OPERATING (LOSS)/INCOME                            (8,809)         275,329

OTHER INCOME(EXPENSE)
  Interest income                                  86,061          145,616
  Interest expense                                (74,122)         (73,176)
  Other income, net                                37,500          320,245
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                         40,630          668,014

INCOME TAX EXPENSE                                 31,884          249,195
                                              ___________      ___________

NET INCOME                                    $     8,746      $   418,819
                                              ===========      ===========


BASIC AND DILUTED EARNINGS PER SHARE          $       .00      $       .10

                                              ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,401,454        4,335,336
                                              ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                    September 30,
                                            _____________________________

                                                 2005            2004
                                            ____________     ____________

NET SALES                                    $ 6,567,510      $ 7,305,025

COST OF GOODS SOLD                             4,242,746        4,309,542
                                             ___________      ___________

GROSS PROFIT                                   2,324,764        2,995,483

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,214,012        2,979,579
                                             ___________     ____________

OPERATING INCOME                                 110,752           15,904

OTHER INCOME(EXPENSE)
  Interest income                                 34,567           46,805
  Interest expense                               (20,925)         (23,243)
  Other income, net                               12,500            2,100
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       136,894           41,566

INCOME TAX EXPENSE                                43,038           12,222
                                             ___________      ___________


NET INCOME                                   $    93,856      $    29,344
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .02      $       .01
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,401,454        4,394,385
                                             ===========      ===========







    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Nine Months Ended
                                                    September 30,
                                             ___________________________

                                                 2005            2004
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                   $    8,746      $   418,819
                                             ___________     ____________

 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                  108,302         118,631
   Amortization of intangible assets              55,711          62,640
   Write-down of inventories                      60,000         100,000
   Compensation expense resulting from
     exercise of stock options                      -            415,430
   Deferred income tax provision                   3,948         269,187
   Provision for doubtful accounts                24,414          61,323

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (579,162)       (954,554)
     Inventories                                 370,470          66,828
     Income taxes receivable/payable             (25,020)        (13,122)
     Prepaid expenses
      and other current assets                    87,768         252,186
     Other assets                                146,712         437,320
     Accounts payable and accrued expenses       422,445        (232,712)
                                             ___________     ___________

     Total adjustments                           675,588         583,157
                                             ___________     ___________
Net cash flows provided
 by operating activities                         684,334       1,001,976
                                             ___________     ___________




See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                     September 30,
                                             ____________________________
                                                 2005             2004
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       929,945          824,839

 Purchase of property, plant
  and equipment                                 (179,784)         (42,541)
                                             ___________      ___________
Net cash flows provided by
 investing activities                            750,161          782,298
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (832,500)      (2,164,773)

 Dividends paid                                 (263,390)      (8,998,741)

 Proceeds from exercise of stock options            -              75,576
                                              ___________      ___________
Net cash flows used in
 financing activities                         (1,095,890)     (11,087,938)
                                             ___________      ___________
 INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                           338,605       (9,303,664)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           4,402,463       13,302,159
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 4,741,068      $ 3,998,495
                                             ===========      ===========
Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $    45,387      $   175,918
                                             ===========      ===========
          Income taxes paid                  $    45,771      $    69,659
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

    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of The Stephan Company's (the "Company") financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the nine and three-month periods ended September 30, 2005 is not necessarily indicative of the results to be achieved for the year ending December 31, 2005. The December 31, 2004 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities after 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of September 30, 2005 and December 31, 2004 were approximately $4,020,000 and $3,824,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                      September 30,        December 31,
                                          2005                 2004
                                      ____________         ____________
Raw materials                         $  1,591,855         $  1,827,553
Packaging and components                 2,450,865            2,187,901
Work in progress                           266,413              429,552
Finished goods                           4,229,472            4,651,422
                                      ____________         ____________
                                         8,538,605            9,096,428
Less: Amount included in
      other assets                      (1,804,174)          (1,931,527)
                                      ____________         ____________
                                      $  6,734,431         $  7,164,901
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,401,454 and 4,335,336, respectively, for the nine months ended September 30, 2005 and 2004. For the three months ended September 30, 2005 and 2004, the weighted average number of shares outstanding was 4,401,454 and 4,394,385, respectively. For the nine months ended September 30, 2005 and 2004, the Company had 351,240 and 291,822 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the nine and three month periods ended September 30, 2005.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

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

                                  Nine Months Ended   Three Months Ended
                                    September 30,        September 30,
                                  _________________   __________________

                                    2005      2004        2005    2004
                                  _______   _______     _______ _______
  Net income, as reported         $     9   $   419     $   94  $    29

  Add: Stock-based compensation
   included in reported net income,
   net of related tax effects          -        272          -      272

  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects        (100)     (371)        (50)   (308)
                                  _______   _______     _______ _______
  Pro forma net (loss)/income     $  ( 91)  $   320     $    44 $    (7)
                                  =======   =======     ======= =======
  Net (loss)/income per share:

        As reported               $  .00    $   .10     $  .02   $  .01
        Pro forma                 $ (.02)   $   .07     $  .01   $  .00

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004


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

          RECLASSIFICATIONS: Restricted cash collateralizing the current portion of long-term debt was reclassified as a current asset at December 31, 2004. Changes in restricted cash balances have been presented as cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows. Such amounts were previously classified as cash flows from financing activities. As a result, net cash flows used in investing activities in the aforementioned Statements decreased by $825,000 with a corresponding increase in cash flows used in financing activities for the nine months ended September 30, 2004.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2: SEGMENT INFORMATION (continued)


                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months        Three Months
                              Ended Sept. 30,     Ended Sept. 30,
                                2005    2004        2005    2004
                              _______________     _______________
Professional                  $13,377 $13,897     $ 5,065 $ 5,293
Retail                          3,221   4,435       1,269   1,811
Manufacturing                   4,058   4,194       1,642   1,431
                              _______ _______     _______ _______
   Total                       20,656  22,526       7,976   8,535

Intercompany
  Manufacturing                (3,515) (3,706)     (1,408) (1,230)
                              _______ _______     _______ _______
   Consolidated               $17,141 $18,820     $ 6,568 $ 7,305
                              ======= =======     ======= =======

                              INCOME BEFORE        INCOME BEFORE
                               INCOME TAXES         INCOME TAXES
                             _______________      _______________
                               Nine Months         Three Months
                             Ended Sept. 30,      Ended Sept. 30,
                               2005    2004         2005    2004
                             _______________      _______________

Professional                 $  702   $  485      $  246   $   18
Retail                          (25)     366         (12)      20
Manufacturing                  (636)    (183)        (97)       4
                             _______ _______      ______   ______

 Consolidated                $   41  $   668      $  137   $   42
                             ======= =======      ======   ======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     In addition to the matters set forth below, the Company is involved in other litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at September 30, 2005, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2004.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 3: COMMITMENTS AND CONTINGENCIES (continued)

     Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., who owns the building the Company leases in Danville, IL, is currently a member of the Board of Directors and a significant shareholder of the Company. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") for the Danville facility. The Amendment extends the term of the lease to June 30, 2015, with a five year renewal option. The base rent is adjustable annually, in accordance with the existing master lease, whose terms, including a 90-day right of termination by the Company, remain in full force and effect; however, the enforceability of this termination clause is the subject of a recent legal action (see below). In addition, the Company has a purchase option, during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises. On July 6, 2005, the landlord notified the Company that its interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. On October 14, 2005, in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, Shaheen & Co., Inc. commenced a lawsuit seeking a declaratory judgment with respect to the cancellation rights contained in the Amendment, in addition to an unspecified amount for damages. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation.

     On September 29, 2005, the Company held its Annual Meeting of Stockholders and filed its Form 10-Q for the three months ended March 31, 2005. On September 30, 2005, the Company filed its Form 10-Q for the six and three month periods ended June 30, 2005. Accordingly, the Company has complied with the August 3, 2005 decision of the Listing Qualifications Panel of the American Stock Exchange ("AMEX") Committee on Securities, which required the Company to regain compliance with all AMEX listing standards by September 30, 2005, or face immediate delisting. On October 31, 2005, the Company received notice from AMEX confirming the above and that the Hearings Department considers the matters resolved in a satisfactory manner. The AMEX letter also indicated that the Company was now subject to the provisions of Section 1009(h) of the AMEX Company Guide, which subjects the Company to accelerated procedures in connection with the initiation of delisting procedures should the Company again fall below continued listing standards within one year.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Nine months ended September 30, 2005:

     For the nine months ended September 30, 2005, net sales were $17,141,000, compared to $18,820,000 achieved in the corresponding nine months of 2004. Gross profit for the nine months ended September 30, 2005 was $6,703,000, compared to gross profit of $7,842,000 achieved for the corresponding nine-month period in 2004. The decline in net sales and gross profit is largely a result of a decrease in the net sales of the Professional segment as well as a decline in net sales of the Retail segment. These declines were a result of an overall decrease in demand. The overall gross margin for the nine months ended September 30, 2005 was 39.1% as compared to 41.7% for the nine months ended September 30, 2004. This decline in the gross profit margin can be attributed to the change in the sales mix, however the Company is also beginning to see some deterioration of gross margin as a result of the recent significant increase in oil prices, which impacted not only our delivery costs, but also our raw material and componentry costs.

     Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased by $854,000, to $6,712,000, when compared to the corresponding 2004 nine-month total of $7,566,000. This decrease was due to an across the board decline in selling expenses, and a decrease in general and administrative expenses. Selling expenses in 2004 also included additional expenses due to the impact of a one-time adjustment for the loss in connection with the previously disclosed Sorbie arbitration and general and administrative expenses were adversely impacted by the expense attributed to the cashless exercise of stock options by certain officers. These two specific items in 2004 represented over $600,000 of the total decrease noted above.

     Interest expense for the nine months ended September 30, 2005 was $74,000, an increase of $1,000 from the $73,000 incurred in the corre-sponding period of 2004. The Company continues to accrue interest on the Sorbie arbitration award, offsetting any decline in interest expense on our bank debt resulting from the reduced amount outstanding. Interest income of $86,000 for the nine months ended September 30, 2005 was lower than the $146,000 earned in the corresponding nine months of 2004 due to a decline in invested cash as a result of the special $2 per share dividend distributed to shareholders in September 2004. Other income represents royalty fees received from the licensing of Frances Denney products.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net income for the nine-month period ended September 30, 2005 was $9,000, compared to $419,000 for the nine months ended September 30, 2004. In addition to a decline in net sales for the nine months ended September 30, 2005, the difference is also attributable to several unique circumstances that occurred and were reflected in "other income" in the first half of fiscal 2004. As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of an outstanding debt obligation by approximately $418,000. This amount is reflected in other income in the second quarter of 2004. In addition to the Colgate-Palmolive settlement, other income was also impacted by the settlement of another lawsuit. In one case, the Company received $150,000 in connection with a customer's failure to perform on a purchase order issued by them to the Company.

     Income tax expense for the nine months ended September 30, 2005 was $32,000 including state income taxes approximating $23,000, significantly lower than the corresponding period last year as a result of lower taxable income.

     The basic and diluted earnings per share was $0.00 for the nine months ended September 30, 2005, compared to $0.10 for the nine months ended September 30, 2004, based on a weighted average number of shares outstanding of 4,401,454 and 4,335,336, respectively.


     Three months ended September 30, 2005:

     For the three months ended September 30, 2005, net sales were $6,568,000, compared to $7,305,000 for the three months ended September 30, 2004, a decline of $737,000. Gross profit for the three months ended September 30, 2005 was $2,325,000, compared to gross profit of $2,995,000 achieved for the corresponding three-month period in 2004. As indicated above, similarly to the nine-month period, the decline in net sales and gross profit is a result of a decrease in net sales of the Professional segment as well as a decline in net sales of the Retail segment. The gross margin for the three months ended September 30, 2005 was 35.4% as compared to 41.0% for the three months ended September 30, 2004, due in most part to the change in the sales mix as discussed previously.

     Selling, general and administrative expenses for the three months ended September 30, 2005 decreased by $765,000, from $2,980,000 to $2,215,000, when compared to the corresponding three-month period of 2004,

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

as a result of incurring certain "one-time" expenses in 2004, as discussed above.

     Interest income for the three-month period ended September 30, 2005 was $35,000, a decrease of approximately $12,000 when compared to $47,000 earned in the corresponding three-month period of 2004, as a result of less invested cash.

     Income tax expense for the three months ended September 30, 2005 was $43,000 compared to $12,000 for the three-month period ended September 30, 2004, based upon higher earnings for the 2005 period when compared to the corresponding 2004 period.

     Basic and diluted earnings per share was $0.02 for the three months ended September 30, 2005 and $0.01 for the three months ended September 30, 2004, based on a weighted average number of shares of 4,401,454 and 4,394,385, respectively.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $339,000 from December 31, 2004, to $4,741,000 at September 30, 2005. Total cash of $8,352,000 at September 30, 2005 includes $3,610,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. All of the restricted cash, as well as the entire balance of the loan payable, are reflected in current assets and current liabilities due to the August 2006 maturity date of the note and related collateral. The Company is in the process of negotiating for the August 2006 balloon payment to be converted into a term loan on similar terms and upon the completion of the process the collateral and balance due will be appropriately reclassified. Accounts receivable were $2,308,000 at September 30, 2005, an increase of $555,000 from the $1,753,000 at December 31, 2004; inventories decreased approximately $431,000 from $7,165,000 at December 31, 2004 to $6,734,000 at September
30, 2005, as inventory levels declined and receivables increased as a result of historically higher sales in the third quarter.

     Total current assets at September 30, 2005 were $17,914,000 compared to $15,014,000 at December 31, 2004. Working capital increased $73,000 when compared to December 31, 2004. The Company currently anticipates construction of additional warehouse facilities on the Tampa, Florida manufacturing property, estimated to cost approximately $1,000,000. The Company continues to review construction designs and site plans, obtain the necessary permits and expects to begin construction in the first quarter

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2005 AND 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of 2006. Other than the above, the Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our Chief

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2005 AND 2004


ITEM 4.  CONTROLS AND PROCEDURES (continued)

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

     The material weakness in our internal controls over financial reporting as of September 30, 2005 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our previous independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of September 30, 2005.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 2005 AND 2004

                      PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings.

     Other than the above, there has been no material change in the status of any other pending litigation since our last periodic report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 29, 2005, the Company held an Annual Meeting of Stock-holders to elect a Board of Directors and transact such other business as may properly come before the Meeting. The results of the election for members of the Board were as follows:


           Board Member     Class    Votes For     Votes withheld
         _________________  _____  _____________   ______________

         William M. Gross    I       3,420,906         195,574
         Shouky A. Shaheen   II      3,417,516         198,964
         Curtis Carlson      II      3,426,616         189,864
         David Pawl          II      3,609,505           6,975
         Elliot Ross         II      3,610,405           6,075
         Richard Barone      III     3,610,515           5,965
         Frank F. Ferola     III     3,435,015         181,465

No other business was presented for consideration at the Meeting.

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 21, 2005




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
November 21, 2005