Form 10-K
period 2005-12-31
STEPHAN CO
filed 2006-05-05
CIK 94056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005


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

       Registrant's Telephone Number, including Area Code: (954) 971-0600
                                                            -------------


    Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Class           Name of Exchange on Which Registered
  --------------           ------------------------------------
Common Stock, $.01                  AMERICAN STOCK EXCHANGE
Par Value


Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  YES |_|   NO |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  YES |_|   NO |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  YES |X|   NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  YES |_|   NO |X|

The aggregate market value of the voting and non-voting common equity shares held by non-affiliates as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter was $12,871,299, based upon the reported sale price of $4.25 per share on the American Stock Exchange on such date.

The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                4,389,805 Shares of Common Stock, $.01 Par Value,
                              as of March 31, 2006

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

      NONE

                        THE STEPHAN CO. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                            Page
                                                                            ----
PART I

Item 1:   Business........................................................   5
Item 1A:  Risk Factors....................................................   9
Item 1B:  Unresolved Staff Comments.......................................  13
Item 2:   Properties......................................................  13
Item 3:   Legal Proceedings...............................................  14
Item 4:   Submission of Matters to a Vote of Security Holders.............  15

PART II

Item 5:   Market for the Registrant's Common Equity
           and Related Stockholder Matters................................  16
Item 6:   Selected Financial Data.........................................  17
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  18
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk......  25
Item 8:   Financial Statements and Supplementary Data.....................  25
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................  25
Item 9A:  Controls and Procedures.........................................  26
Item 9B:  Other Information...............................................  26

PART III

Item 10:  Directors and Executive Officers of the Registrant..............  27
Item 11:  Executive Compensation..........................................  29
Item 12:  Security Ownership of Certain Beneficial Owners,
           Management and Related Stockholder matters.....................  34
Item 13:  Certain Relationships and Related Transactions..................  35
Item 14:  Principal Accountant Fees and Services..........................  36

PART IV

Item 15:  Exhibits and Financial Statement Schedules......................  37

Signatures................................................................  40

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

      Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, the results of the audit and review processes performed by our independent auditors with respect to our Form 10-K for the year ended December 31, 2005; our ability to satisfactorily address any material weakness in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management's response to these factors, and other factors that may be more fully described in the Company's literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

Item 1. Business

   GENERAL

      The Company, founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. The Company is comprised of The Stephan Co. ("Stephan") and its nine wholly-owned operating subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc. and American Manicure, Inc.

      The Company has identified three reportable operating segments, which are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and Manufacturing. The Professional segment generally consists of a customer base of distributors, which purchase the Company's hair care products and beauty and barber supplies for sale to salons, barbershops and beauty schools. In this segment, a distinction is made between "wet goods", which include shampoos, conditioners, gels and similar hair treatments, and "hard goods", which include scissors, clippers, combs, dryers and other products used in the cutting and styling of hair. The customer base for our Retail segment is comprised of mass merchandisers, chain drug stores and supermarkets that sell hair care and other personal care products directly to the end user. The Manufacturing segment manufactures products for subsidiaries of the Company, and manufactures private label brands for certain customers.

   THE STEPHAN CO.

      Headquartered in Fort Lauderdale, Florida, we are principally engaged in the manufacture of hair care products for sale by one of our subsidiaries, Scientific Research Products, Inc. and the manufacture of products marketed under the STEPHAN brand name. We also manufacture, market and distribute hair and skin care products under various trade names through our subsidiaries. Retail product lines include brands such as Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions, Protein 29 liquid and gel grooming aids and Wildroot hair care products for men. These brands, included in the Retail segment of our business, are manufactured at our Tampa, Florida facility, as are our "Stiff Stuff" products. The sales of these products are also included in the Company's Retail segment. In addition, The Frances Denney division (included in the Retail segment) markets a full line of cosmetics through retail and mail order channels. Under the terms of an exclusive Trademark License and Supply Agreement with Color Me Beautiful, Inc., we market the brand names HOPE, INTERLUDE and FADE-AWAY through several retail chains in the United States and Canada.

      We also manufacture and sell products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and are included in our Professional segment. Our trademark, "STEPHAN'S," and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2006. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $2,867,000 of the Company's 2005 net sales.

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

      No single customer accounted for more than 10% of our consolidated revenues in 2005. Private label production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, was not significant in 2005.

   OLD 97 COMPANY.

      Old 97 Company ("Old 97"), a wholly-owned subsidiary of the Company, located in Tampa, Florida, markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as an additional manufacturing facility for our products. Its Tampa facility manufac- tures most of the products sold under the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan, Stephan Distributing, Inc. and Sorbie Distributing Corporation. The operations of Old 97 are included in the Manufacturing segment of our business.

   WILLIAMSPORT BARBER AND BEAUTY CORP.

      Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Company, is located in Williamsport, Pennsylvania.

Williamsport, a mail order beauty and barber supply company, with net sales of approximately $4,192,000 in 2005, accounted for approximately 18.8% of our consolidated revenues for the year and are included in the Professional business segment.

   STEPHAN & CO.

      Stephan & Co., a wholly-owned subsidiary, has focused on the distribution of personal care amenity products to resorts and spas. For the year ended December 31, 2005, Stephan & Co. had net sales of approximately $404,000.

   SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

      Scientific Research Products, Inc. of Delaware ("Scientific") is a wholly-owned subsidiary, which accounted for 6.8% of our consolidated revenues in 2005, with net sales of approximately $1,524,000. The majority of the sales of Scientific are included in the Retail business segment.

   SORBIE DISTRIBUTING CORPORATION

      Sorbie Distributing Corporation ("Sorbie") is a wholly-owned subsidiary and a distributor of a professional line of hair care products sold to salons in the United States and Canada through a network of distributors. Net sales of Sorbie hair care products in 2005 were approximately $631,000, representing 2.8% of our consolidated revenues, and are included in the Professional business segment of the Company's business.

   STEPHAN DISTRIBUTING, INC.

      Stephan Distributing, Inc., wholly-owned subsidiary, distributes a professional hair care line of products marketed under the brand name "Image," and a retail hair care line marketed under the brand name "Stiff Stuff." Sales of professional brands acquired from New Image amounted to approximately 4.8% of consolidated revenues, or approximately $1,073,000 of net sales for the year ended December 31, 2005. Sales of New Image products are included in the Company's Professional business segment while sales of the Modern line are included in the Company's Retail business segment.

   MORRIS FLAMINGO-STEPHAN, INC.

      Morris-Flamingo, Inc. ("Morris Flamingo") is a beauty and barber distributor, which markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Sales for the year ended December 31, 2005 were approximately $11,227,000, accounting for approximately 50.4% of our consolidated revenues, and are included in the Professional segment of the Company's business.

   AMERICAN MANICURE, INC.

      American Manicure, Inc. was created in June, 2005 to acquire the assets and business of AM Laboratories, Inc., a company that distributed "Natural" and "French" nail polish manicure kits to other distributors and salons. The transaction was accounted for as a purchase, and included primarily inventory and accounts receivable amounting to approximately $150,000. The purchase transaction was closed on June 17, 2005 and no goodwill was recorded as a result of the acquisition. Sales for the year ended December 31, 2005 were not material.

   SEGMENT INFORMATION

      "Operating Segments and Related Information," which provides informa- tion on net sales, income before income taxes and cumulative effect of change in accounting principle, interest income and expense and depreciation and amortization for the last three years and identifiable assets for the last two years, for each of our three business segments, is set forth in Note 9 of the consolidated financial statements included elsewhere in this Form 10-K.

   RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

      The materials utilized by the Company and our subsidiaries in the manufacture of its products consist primarily of common chemicals, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources and have in the past been purchased from domestic suppliers. Neither the Company nor any of our subsidiaries has ever experienced any significant shortage in supplies nor do we anticipate any such shortages in the reasonably foreseeable future. Due to market conditions in the petroleum industry, the Company continues to experience price increases in both raw material and component prices as well as an increase in overall freight costs; however, it is not anticipated that these price increases will have a material adverse effect on our operations and we believe that such increases can be passed on to our customers.

      The Company and its subsidiaries seek to maintain a level of finished goods inventory sufficient for a period of at least three months. The Company does not anticipate any change in such practice during the reasonably foreseeable future.

   BACKLOG

      As of December 31, 2005 the Company did not have any significant amount of backlog orders.

   RESEARCH AND DEVELOPMENT

      During each of the three prior fiscal years ending December 31, 2005, expenditures on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material and were expensed as incurred.

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

   EMPLOYEES

      As of December 31, 2005, in addition to its four executive officers, the Company and its subsidiaries employed 107 people engaged in the production, warehousing and distribution of its products. Although we do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

Item 1A: Risk Factors

      An investor should carefully consider the risks described below, in addition to other information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that the Company has identified as material, but are not the only risks and uncertainties facing the Company. Our business is also subject to general risks and uncertainties that affect other companies, such as overall U.S. and non-U.S. economic and industry conditions, including global economic events, geopolitical events, changes in laws or accounting rules, terrorism and/or other international conflicts, natural disasters or other disruptions of unexpected economic/business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impact our business operations, financial results and liquidity.

Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins.

      Our products are sold in a competitive marketplace which is experiencing increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees which could lead to reduced sales or profitability. We believe that significant points of competition in our markets are product quality, price, product development, conformity, to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position requires continued investment by us in manufacturing, quality standards, marketing, customer service and support of our distribution networks. The Company may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position.

      We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and other conditions. In addition, private label brands sold by retail trade chains, which are typically sold at lower prices, are a source of competition for some of our product lines.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn or other external factors.

      We believe that consumer spending on specific hair care and fragrance products may be influenced by general economic conditions and the availability of discretionary income. As a result, we may experience periods of declining sales during economic downturns. In addition, a general economic downturn may result in reduced traffic in our customers' stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, its profitability or operating cash flows.

Increases in our raw material or component costs or difficulties within our supplier base could negatively affect our profitability.

     Generally, our raw materials and component requirements are obtainable from various sources and in desired quantities. While we currently maintain alternative sources for raw materials and components, our business is subject to the risk of price fluctuations and, perhaps, periodic delays in the delivery of certain raw materials and components. Due to market conditions in the petroleum industry, the Company continues to experience price increases in both raw material and component prices as well as an increase in overall freight costs. While the rise in material costs may continue to impact our financial results, we have been able to offset most of these cost increases through price recovery from our customers and cost reductions. Our ability to continue to pass along cost increases on a going forward basis is not guaranteed. In addition, a failure by our suppliers to continue to supply us with raw materials or component parts on commercially reasonable terms, or at all, would have a material adverse effect on us.

Historically, the Company has grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates and successfully integrate acquired operations, we may be adversely affected.

      One of our principal growth strategies in the past has been to pursue strategic acquisition opportunities. A substantial portion of our historical growth has been from acquisitions. Attractive acquisition opportunities may not be identified or acquired in the future, financing may be unavailable on satisfactory terms or we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies or brands, including the possible inability to integrate an acquired line of business into our operations, diversion of management's attention and unanticipated problems, some or all of which could materially and/or adversely affect our business strategy, financial condition and results of operations.

The Company may be unable to successfully implement growth strategies. Our ability to realize growth opportunities, apart from acquisitions, may be limited.

      The Company has identified growth opportunities involving new product development, cross-selling, product bundling, cost reduction measures and organic growth opportunities. However, our business operates in relatively stable marketplaces and it may be difficult to successfully pursue these strategies and realize material benefits therefrom. Even if the Company is successful, other risks attendant to our businesses and the economy generally may substantially or entirely eliminate the benefits. While we have been successful with some of these strategies in the past, our growth has principally come through acquisitions.

We may be unable to adequately protect our intellectual property.

      While the Company believes that our trademarks, trade names and other intellectual property have significant value, the market for our products depends to a degree upon the value associated with our trademarks and trade names. Competitors may infringe on our trademarks or successfully avoid them through design innovation. Although most of our brand names are registered in the United States and certain foreign countries, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial. Additionally, an adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license our intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer, or re-brand certain products or packaging. Further, we may incur costs in terms of legal fees and expenses, whether or not the claim is valid, to respond to intellectual property infringement claims. These or other liabilities or claims may increase or otherwise have a material adverse effect on our financial condition and future results of operations.

The Company has a significant amount of goodwill and intangible assets, and their future impairment could have a material adverse effect on our financial condition and results of operations.

      The Company's goodwill and intangible assets were $12,378,000 at December 31, 2005, and represented approximately 38% of total assets. For the year ended December 31, 2004, the Company incurred an impairment loss of $2,145,000 in connection with the valuation of intangible assets. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

If we lose key personnel, or fail to attract and retain qualified experienced personnel, we may be unable achieve the Company's continuing objectives.

      We believe that the future success of the Company depends upon the continued contributions of our highly qualified management personnel and on our ability to attract and retain those personnel. These individuals have developed strong relationships with customers and suppliers. There can be no assurance that our current employees will continue to work for us or that we will be able to hire the additional personnel necessary for our continued growth. The Company's future growth and success depends on our ability to identify, hire, train and retain qualified managerial personnel.

The impact of the Sarbanes-Oxley Act of 2002 will require the Company to implement significant changes to internal control procedures and will force the Company to incur substantial implementation and recurring costs.

      The Public Company Accounting Oversight Board ("PCAOB"), adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), which included revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness as "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." The new rules describe certain circumstances as being both significant deficiencies and strong indicators that material weaknesses in internal control over financial reporting exist.

      Management of the Company has identified deficiencies which, taken in the aggregate, amount to material weaknesses in our internal control over financial reporting. These material weaknesses in our internal controls over financial reporting related to the fact that, as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes. The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation and advice from our independent registered public accounting firm. Inadequate internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

      Pursuant to SOX 404, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management's assessment of and operating effectiveness of internal control over financial reporting. The effective implementation date of SOX 404 has been postponed for non-accelerated filers such as The Stephan Co. until the first year ending on or after July 15, 2007. We have a substantial effort ahead of us to complete the documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of control deficiencies identified in these efforts and management testing of the design and operation of internal control. Management has estimated that the costs associated with the implementation of SOX 404 will be material and may very well have an adverse effect on the financial position, results of operations and cash flows of the Company.

Item 1B: Unresolved Staff Comments

      None

Item 2. Properties

      Our administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, owned by the Company, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Company utilizes approximately two-thirds of the space for the manufacture and warehousing of our products. The remainder of the space is utilized by the Company for its administrative offices. The Company also owns certain machinery and equipment used in the manufacture of our products that are stored in the facility in Fort Lauderdale, Florida. In addition to this facility, effective May 1, 2006, the Company leases approximately 10,000 square feet of warehouse space located at 3137 N.W. 25th Avenue, Pompano Beach, Florida 33069, under the terms of a one year lease, for approximately $7,300 per month. This facility replaced the North Powerline Road warehouse.

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

      The Company leases an office, warehouse and manufacturing facility located at 204 Eastgate Drive, Danville, Illinois 61834. The facility has 7,500 square feet of office space and 85,500 square feet of warehouse, distribution and manufacturing space. The landlord is Shaheen & Co., Inc, the former owner of Morris-Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

      On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") with respect to the Danville, IL facility extending the term of the lease to June 30, 2015, with a five year renewal option, and increases the annual rental to approximately $303,000. The base rent is adjustable annually, in accordance with the existing master lease, the terms of which, including a 90-day right of termination by the Company, remain in full force and effect. The Amendment provides a purchase option, effective during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

      On July 6, 2005, the landlord notified the Company that its interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Shaheen & Co., Inc. (Plaintiff) v The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening of the marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company's minimum lease obligation would amount to $303,000 in each of the years 2006 through 2010 and approximately $1,360,000 thereafter.

Item 3. Legal Proceedings

      In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of our management that none of such matters, at December 31, 2005, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows.

      For a description of certain legal proceedings involving the Company and a shareholder, see Item 2. Properties above and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.

      In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings before the American Arbitration Association in Pittsburgh, Pennsylvania. This arbitration proceeding arose from a lawsuit filed against SAC by TSI alleging causes of action for breach of contract, declaratory judgment and trademark infringement. On October 25, 2004, the arbitration panel returned an award in favor of TSI with respect to certain royalties due, including interest, and in favor of SAC with respect to the infringement of SAC's rights to exclusive publicity in their territory. The panel did not affirm any of the other claims alleged by either of the parties to the proceeding. In Federal Court, SAC appealed the decision on certain grounds, including an improper computation of the interest due on additional royalties. In Pennsylvania State Court, SAC appealed the State Court's confirmation of the Arbitration award and was notified on March 29, 2006 that the appeal was denied.

      The financial statements for the year ended December 31, 2005 reflect a liability of approximately $816,000 for payment of the award. Also, SAC may continue to incur additional interest. Due to the complexities of the issues involved, however, the Company is currently unable to predict the outcome of the appeal, including whether or not the appeal will be heard in Federal Court.

      In 1997 the Company's wholly-owned subsidiary, Stephan Distributing, Inc., acquired several product lines from New Image Laboratories, Inc. ("New Image"). A portion of the purchase price included a contingent payment of 125,000 shares of the Company's common stock payable upon the achievement of certain earnings levels. New Image commenced litigation against the Company seeking, among other things, a declaratory decree that the 125,000 shares of the Company's common stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. The parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares, (subsequently, New Image elected to sell the Company its 60,000 shares for $285,000), (ii) Stephan was awarded $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (approximately $72,000) were distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, which was used to satisfy, in part, the award under (ii) above. As a result of this settlement, the Company recorded an expense of approximately $285,000 and the amount is reflected as a reduction of royalty and other income on the consolidated statement of operations for the year ended December 31, 2004. Also in 2004, the amount of the contingently returnable shares recorded in the financial statements of the Company was offset against additional paid in capital when the shares were retired. New Image's claim for diminution of the value of the shares held in escrow was heard before a special master in late October 2004 and on March 30, 2005, the special master recommended that judgment be entered in favor of the Company. The federal court then entered an order confirming the findings of the Special Master and entered judgment denying New Image's diminution claim. New Image has not appealed the judgment.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

      The Company's Common Stock is listed on the American Stock Exchange (the "Exchange"). The following table sets forth the range of high and low sales prices for the Company's Common Stock during each quarterly period within the two most recent fiscal years:

                                High                  Low
      Quarter Ended          Sales Price          Sales Price
      -------------          -----------          -----------

      March 31, 2004            $ 4.60               $ 4.32
      June 30, 2004               4.88                 4.41
      September 30, 2004          6.80                 3.30(1)
      December 31, 2004           4.25(1)              3.45(1)
------------------------------------------------------------------------

      March 31, 2005           $  5.10(1)            $ 3.87(1)
      June 30, 2005               4.70(1)              3.45(1)
      September 30, 2005          4.70(1)              3.85(1)
      December 31, 2005           4.10(1)              3.14(1)

(1)   Net of $2.00 per share special dividend paid September 15, 2004


(b)   Holders

      As of March 31, 2006, the Company's Common Stock was held of record by approximately 340 holders. The Company's Common Stock is believed to be held beneficially by approximately 1,000 shareholders in "street-name".

(c)   Dividends

      The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2005. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs. As indicated above, the Company paid a special dividend of $2.00 per share on September 15, 2004, to holders of record on September 8, 2004.

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

Item 6. Selected Financial Data

                                2005      2004      2003     2002      2001
                                    (in thousands, except per share data)
                            ----------------------------------------------------

Net sales                     $22,262   $23,951   $25,336  $25,067   $28,296

(Loss)/Income before
  income taxes and
  cumulative effect of
  change in accounting
  principle                      (244)   (2,034)    1,487    1,400       746

(Loss)/Income before
  cumulative effect of
  change in accounting
  principle                      (172)   (2,176)      760      503       608

Cumulative effect of
  change in accounting
  principle, net of tax            --        --        --   (6,762)       --

Net (loss)/income                (172)   (2,176)      760   (6,259)      608

Current assets                 16,853    15,014    24,139   20,284    20,116

Total assets                   32,778    34,719    48,063   47,655    57,062

Current liabilities             5,240     3,276     5,085    3,514     4,067

Long term debt                     --     3,238     4,348    6,395     7,758

PER COMMON SHARE
  (Basic and Diluted): (a)

(Loss)/Income before
  cumulative effect of
  change in accounting
  principle                      (.04)     (.50)      .18      .12       .14

Cumulative effect of
  change in accounting
  principle                        --        --        --    (1.58)       --

  Net (loss)/income              (.04)     (.50)      .18    (1.46)      .14

  Cash dividends                  .08      2.08       .08      .08       .08

                       Notes to Selected Financial Data

(a) Net (loss)/income per common share is based upon the weighted average number of common shares outstanding in accordance with Statement of

      Financial Accounting Standards No. 128. The weighted average number of diluted shares outstanding were 4,389,805 for 2005, 4,348,908 for 2004, 4,312,711 for 2003, 4,285,577 for 2002, and 4,285,577 for 2001. The
      weighted average number of basic shares outstanding were not significantly different in any of the aforementioned years.

The following data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

             Selected Quarterly Financial Information (unaudited)
                    (in thousands, except per share data)

                            Quarter    Quarter    Quarter    Quarter
                             Ended      Ended      Ended      Ended
                            3/31/05    6/30/05    9/30/05   12/31/05
                            -------    -------    -------   --------
      Net sales             $ 5,517    $ 5,057    $ 6,568   $  5,120
      Gross profit            2,359      2,019      2,325      1,792
      Net income/(loss)          74       (159)        94       (181)
      Net income/(loss)
        per share               .02       (.04)       .02       (.04)

                            Quarter    Quarter    Quarter    Quarter
                             Ended      Ended      Ended      Ended
                            3/31/04    6/30/04    9/30/04   12/31/04
                            -------    -------    -------   --------
      Net sales             $ 5,959    $ 5,556    $ 7,305   $  5,131
      Gross profit            2,504      2,342      2,995      1,823
      Net income/(loss)          78        312         29     (2,595)(a)
      Net income/(loss)
        per share               .02        .07        .01       (.60)

(a) Includes an impairment loss on goodwill and trademarks in the amount of $2,145.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO 2004
--------------------------------------------------

      In 2005, the Company incurred a net loss of $172,000 as a result of reduced sales and gross profit, even though the Company experienced a decrease in selling, general and administrative expenses. Net sales for the year ended

December 31, 2005 was $22,262,000, a decline of $1,689,000 from the previous year. Over 90% of this decline was due to a decrease in the net sales of the Company's Retail business segment. This decline was due, in part, to the continuing contraction in the ethnic hair care market, as major distributors realigned inventory levels to cope with softening demand. In addition, other retail brands, marketed mainly through general retail markets, also declined as the Company attempted to restructure it's distribution channels. The Company is optimistic that this will have a favorable impact on net sales starting in 2006.

      As a result of lower net sales, gross profit declined $1,169,000 for the year ended December 31, 2005, to $8,495,000, when compared to $9,664,000, the gross profit for the year ended December 31, 2004. The gross profit margin declined slightly, from 40.4% in 2004 to 38.2% in 2005. This was due to the continuing change in the sales mix as retail brand net sales declined. The Morris Flamingo-Stephan and Williamsport subsidiaries (Professional business segment) accounted for approximately 69.3% of consolidated net sales, an increase of 7.8% over 2004 levels. These two subsidiaries have traditionally lower gross margins than other entities comprising the professional group.

      In addition to the above, net sales of the Image and Sorbie brands of the professional segment declined over $275,000 in 2005 when compared to net sales in 2004. In mid-2005, the Company acquired a small manicure company that markets it's nail care sets to distributors. Net sales for this new subsidiary, American Manicure, was approximately $135,000 and the Company expects that this brand will continue to enhance sales in 2006 and beyond. Sales of hotel and spa amenities continued to improve in 2005, with net sales increasing almost 10% over the prior year.

      Selling, general and administrative expenses (SG&A) decreased overall by approximately $3,338,000, from $12,104,000 in 2004 to $8,766,000 in 2005.
Approximately $2,752,000 of SG&A expenses in 2004 were of a non-recurring nature and were comprised of "non-cash" expenses, including an impairment loss on goodwill and trademarks in the amount of $2,145,000, $415,000 of additional payroll costs associated with certain officers of the Company exercising stock options utilizing the "cashless method" of exercise and $192,000 of additional royalty expense to reflect the results of the Sorbie arbitration (see Item 3. Legal Proceedings, above). Other decreases in SG&A were the result of significantly reduced marketing expenditures, including reductions in payroll, shipping costs, commissions and advertising.

      Interest expense increased by approximately $59,000, from $91,000 in 2004 to $150,000 in 2005, a result of the continuing accrual of interest with respect to the Sorbie arbitration award more fully discussed in Item 3 above. Actual interest paid on the Company's outstanding bank debt obligation was $58,000 for the year ended December 31, 2005, compared to $87,000 in 2004. Interest income declined $37,000 due to low interest rates and significantly lower cash investments due to the payment of a special $2.00 per share dividend in September 2004. Interest income for the year ended December 31, 2005, was $127,000, compared to $164,000 earned in 2004.

      The net loss for the year ended December 31, 2005 was $172,000, compared to $2,176,000 for the year ended December 31, 2004. As indicated above, 2004 had several unusual expenses, in addition to legal settlements which resulted in other income of approximately $283,000. As was the case in 2004, in connection with the Frances Denney line, the Company received a $50,000 royalty payment in 2005. The net benefit for income taxes includes a net state income tax provision of approximately $77,000 and a deferred Federal income tax benefit of approximately $149,000.

      Basic and diluted net loss per share for the year ended December 31, 2005 was $.04, compared to a net loss per share in 2004 of $.50, based upon an average number of shares outstanding of 4,389,805 in 2005 and 4,348,908 in 2004.


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

      Selling, general and administrative expenses (SG&A) increased overall by approximately $2,352,000, from $9,752,000 in 2003 to $12,104,000 in 2004.
Approximately $2,752,000 of SG&A expenses in 2004 were comprised of "non-cash" expenses, including an impairment loss on goodwill and trademarks in the amount of $2,145,000, $415,000 of additional payroll costs associated with certain officers of the Company exercising stock options utilizing the "cashless method" of exercise and $192,000 of additional royalty expense to reflect the results of the Sorbie arbitration. Other increases in SG&A were the result of the reimbursement of an additional $158,000 for expenses previously incurred by Eastchester Enterprises, in accordance with the terms of the Merger Agreement (Eastchester Enterprises was the entity created by the four Board members who were attempting to privatize the Company), $111,000 in additional legal expenses in connection with litigation and "going-private" matters and additional rent expense of $72,000. In 2003, SG&A included officers bonuses of $755,000; however no bonus was due or payable for the year ended December 31, 2004.

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

      As indicated in previously filed reports, on April 7, 2004, the Company and Colgate-Palmolive mutually agreed to settle all outstanding claims and issues between them. The net result of this settlement was a reduction of the Company's outstanding obligation by approximately $418,000. This amount is reflected in other income. In addition to the Colgate-Palmolive settlement, other income was impacted by the settlement of two lawsuits. In one case, the Company received payment of $150,000 in connection with a customer's failure to perform on a purchase order issued by them to the Company, and in July 2004, the Company also settled a portion of the New Image litigation by agreeing to pay New Image $285,000. Other income also includes royalty payments from Color Me Beautiful in the amount of $50,000 in connection with the marketing of Frances Denney products.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital decreased $125,000 from December 31, 2004, and was approximately $11,613,000 at December 31, 2005. Cash and cash equivalents increased to $5,603,000 as compared to $4,402,000 as of December 31, 2004. The Company continues to secure its outstanding debt with restricted cash. In the first quarter of 2006, the Company and Wachovia Bank have agreed, in principle, to convert the balloon payment due in August 2006 to monthly principal payments under the same terms and conditions as the original obligation, through 2008.

      The Company is currently engaged in the construction of additional warehouse facilities on the Tampa, Florida manufacturing property, estimated to cost approximately $1,000,000. The Company has reviewed construction designs and site plans, and has initiated procedures for obtaining the necessary permits. Other than the above, the Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand, working capital and borrowing capacity to satisfy upcoming requirements.

      The Company does not have any off-balance sheet financing or similar arrangements.

      Inventory levels declined as management sustained efforts to reduce the overall amount of inventory on hand through the use of effective inventory control techniques, controlled purchasing and a program of continued utilization of old or slow moving raw materials and components.

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

      The following table sets forth certain information regarding future contractual obligations of the Company as of December 31, 2005:

                                     Payments due by period
                                         (in thousands)
                                          Less than   1-3
      Contractual obligation      Total    1 year    years
      ----------------------     -------  --------- -------
      Bank debt payable          $ 3,238   $ 3,238   $   --
      Employment contract          1,966       594    1,372
                                 -------   -------   ------
         TOTAL OBLIGATIONS       $ 5,204   $ 3,832   $1,372
                                 =======   =======   ======

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3", effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company's consolidated financial statements will be determined based upon the nature and significance of future accounting changes or errors that would be subject to this statement.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", effective for fiscal years beginning after June 15, 2005. SFAS No. 151 requires that the costs associated with certain abnormal expenditures be recognized in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based upon normal capacity of production facilities. The effect this statement would have on the Company's consolidated financial statements is not expected to be material.

RECENT EVENTS
-------------

      On April 18, 2006, the Company announced that Romella International AB, United Feature Syndicate, Inc., and The Stephan Company entered into a license agreement for the use of the Charles Schulz "Peanuts" characters in the United States and its possessions, with an initial licensing term extending through March 2009. The agreement gives The Stephan Company distribution rights to direct mail catalogs, Duty Free Shops, Department Stores, Home Shopping Channels, Mass Market Retailers, Department Stores and Super Market/Grocery Stores. The Company anticipates the lead line will be a fragrance geared towards the younger market, using the Snoopy logo, followed by additions to the line which would fall into the bath and body category. Cosmetic bags and other types of carry-on bags are also part of the license agreement, which the Company intends to market with its other fragrance and bath items.

      On August 18, 2005, the Company entered into a License Agreement with Simply Organic, Inc., for the exclusive rights to manufacture, market, and distribute the SIMPLY ORGANIC(R) line of personal care and wellness products in all retail and certain professional channels of distribution in the Western Hemisphere. Utilizing natural anti-viral, anti-bacterial, moisturizing and emulsifying ingredients, SIMPLY ORGANIC(R) products are currently sold in upscale salons and spas as a "wellness" alternative to main-stream beauty products. The Company believes that this new private label customer will enhance sales in the 2006 fiscal year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      In connection with the Company's change of auditors in 2005, the Form 8-K filed September 19, 2005 is incorporated herein by reference.

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

      The material weakness in our internal controls over financial reporting as of December 31, 2005 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes. The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of December 31, 2005.

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

ITEM 9B. OTHER INFORMATION

      None

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

      Set forth below is certain information with respect to the members of the Board of Directors:

                            Year first
                   Age      elected as            Principal Occupation(s)
                 (as of     a Company             During Past Five Years;
                3/31/06)    Director                Other Directorships
                --------    --------                -------------------

William M.         82          2005     Certified Public Accountant and Attorney.
Gross(2)(3)                             For more than the previous five years, he
                                        has served as Authorized House Counsel for
                                        the Company on a part time basis.

Shouky A.          75          1998     For more than the previous five years,
Shaheen                                 President of Shaheen and Co. Mr. Shaheen is
                                        also the former Owner of Morris Flamingo,
                                        L.P., which was acquired by the Company in
                                        March 1998.

Curtis             52          1996     For more than the previous five years,
Carlson                                 partner in various law firms. Currently a
                                        partner in the Miami-based law firm of
                                        Carlson & Lewittes, PA.

Frank F.            62         1981     For more than the previous five years,
Ferola                                  Chairman of the Board, President and Chief
                                        Executive Officer of the Company.

Richard Barone      64         2005     Chairman, CEO and Portfolio Manager for
(1)(2)(3)                               Ancora Advisors, an investment advisor
                                        based in Cleveland, OH. Additionally,
                                        Chairman of Ancora Capital and Ancora
                                        Securities, a holding company and
                                        broker/dealer based in Cleveland. Prior to
                                        founding Ancora Advisors, from 2001-2003,
                                        portfolio manager for Fifth Third Bank
                                        Invest Advisors. Prior to that, President
                                        and CEO for Maxus Investment Group.

David Pawl          57         2005     Retired. From 1997 to 2002 President of GE
(1)(3)                                  Quartz, Inc., a subsidiary of General
                                        Electric Company.

Elliot Ross         60         2005     Since 2000 co-founder of MFL Group, a
(1)(2)                                  corporate consulting firm. Prior to 2000,
                                        President and Director of State Industrial
                                        Products.

(1)   Member of the Audit Committee.
(2)   Member of the Stock Option and Compensation Committee.
(3)   Member of the Nominating Committee.

Committees of the Board

      The Board has established three standing committees, consisting of (1) an Audit Committee (2) a Stock Option & Compensation Committee and (3) a Nominating Committee.

      The Audit Committee reviews the internal and external audit functions of the Company and makes recommendations to the Board of Directors with respect thereto. It also has primary responsibility for the formulation and development of the auditing policies and procedures of the Company, and for selecting the Company's independent auditing firm. The Audit Committee is governed by the Company's Audit Committee Charter. The Board of Directors of the Company has determined that the current composition of the Audit Committee satisfies the American Stock Exchange's requirements regarding the independence, financial literacy and experience. The Chairman and financial expert of the Audit Committee is Richard Barone, an independent director.

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

      Mr. Tyler Kiester, 38, was appointed Assistant Secretary in January 2003. For more than the previous five years, Mr. Kiester has been employed by the Company in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on the Company's stock transfer records and written representations from certain reporting persons, that, except as set forth below, all reports required under section 16(a) were timely filed during 2005.

Name                              # of Late Reports      # of Late Transactions
----                              -----------------      ----------------------

John DePinto                              1                         1
Michael S. Cordaro                        1
Leonard Genovese                          1                         1
Richard A. Barone                         2                         1
Shouky Shaheen                            1                         1
Curtis Carlson                            1                         1
Frank F. Ferola                           1                         1
David Pawl                                1                         1
Elliot Ross                               2                         2
William M. Gross                          1                         1

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all officers, employees and directors. This Code requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the business. The Code is posted on the Company website, (www.thestephanco.com).

ITEM 11. EXECUTIVE COMPENSATION

Compensation

      The following table sets forth information for the fiscal years ended December 31, 2005, 2004 and 2003 as to the compensation earned by the Company's Chief Executive Officer and the other most highly compensated executive officers and/or other employees of the Company whose total annual salary and bonus exceeded $100,000 for services rendered by them in all capacities to the Company and its subsidiaries during fiscal year 2005.

                                    Summary Compensation Table

                                                                              Long-Term
                       Annual Compensation                                   Compensation
                       -------------------                                   ------------

     Name and                                           Other         Securities
    Principal                                           Annual        Underlying       All Other
   Position(s)       Year    Salary       Bonus      Compensation      Options        Compensation
   -----------       ----    ------       -----      ------------      -------        ------------

Frank F. Ferola     2005    $742,172    $   0             $ 0          $50,000(1)          $ 0
Pres., CEO &        2004    $828,139    $   0             $ 0          $50,000(1)          $ 0
Board Chair         2003    $752,853    $630,000(2)       $ 0          $50,000(1)          $60,808

David Spiegel, CFO  2005    $180,437    $   0             $ 0             $ 0              $ 0
                    2004    $188,781    $   0             $ 0             $ 0              $ 0
                    2003    $165,816    $   0             $ 0             $ 0              $ 0

Jeff Lovelace,      2005    $103,133    $   0             $ 0             $ 0              $ 0
Director of Sales   2004    $104,500    $   0             $ 0             $ 0              $ 0
                    2003    $ 83,326    $   0             $ 0             $ 0              $ 0

(1)   Reflects stock options granted pursuant to employment agreements.
(2)   Bonus earned in 2003 and paid in 2004.

Stock Option Grants in Fiscal Year 2005

      The following table sets forth certain information concerning stock options granted to those individuals named in the Summary Compensation Table who were granted stock options in fiscal year 2005.

             Number of     % of Total                       Potential Realizable
             Securities      Options    Exercise              Value At Assumed
             Underlying    Granted to    Price                Annual Rates of
              Options      Employees      Per       Exp.        Stock Price
Name          Granted       in Year      Share      Date      Appreciation (2)
----          -------       -------      -----      ----      ----------------
                                                                5%        10%
                                                                --        ---
Frank
F. Ferola    50,000(1)        100%       $4.26    1/1/2010   $271,848  $343,039

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

Option Exercises and Year-End Option Values

      The following table sets forth information with respect to the number of shares acquired upon exercise of stock options and the value realized upon exercise of such stock options by the individuals named in the Summary Compensation Table during 2005. The table also contains information regarding the number of shares covered by both exercisable and unexercisable stock options held by the same individuals as of December 31, 2005. Also reported are the values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2005 ($3.42 per share).

                                                         Number of
                                                   Securities Underlying                 Value of
                                                    Unexercised Options             Unexercised In-the-
                         Shares                           Held at                    Money Options at
                        Acquired                      December 31,2005              December 31, 2005
                           On       $ Value           ----------------              -----------------
        Name            Exercise    Realized    Exercisable    Unexercisable    Exercisable   Unexercisable
        ----            --------    --------    -----------    -------------    -----------   -------------

Frank F. Ferola           --          --          200,000         50,000             --             --

Compensation of Directors

      All directors of the Company are compensated for their services by payment of $300 for each Board meeting attended.

      During fiscal year 2005, options to purchase an aggregate of 20,248 shares of Common Stock, at an exercise price of $4.82 per share, were granted by the Company to the four directors of the Company who were not employees or regularly retained consultants of the Company (each, an "Outside Director") pursuant to the Company's 1990 Outside Directors' Stock Option Plan.

      Under the Plan, each Outside Director is automatically granted, upon such person's election or re-election to serve as a director of the Company, an option exercisable over five years, to purchase shares of Common Stock. Upon initial election to the Board of Directors, an Outside Director is granted an option to purchase 5,062 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. An option to purchase an additional 5,062 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of such grant) is granted to each incumbent Outside Director during each fiscal year of the Company thereafter on the earlier of (i) June 30 or (ii) the date on which the stockholders of the Company elect directors at an annual meeting of such stockholders or any adjournment thereof. The aggregate number of shares of Common Stock reserved for grant under the Outside Directors' Stock Option Plan is 202,500, of which options covering 91,116 shares are outstanding.

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

      Under the agreement, Mr. Ferola receives an annual base salary which is increased annually by an amount equal to 10% of the previous years' base salary. For the year ending December 31, 2005, Mr. Ferola's annual base salary was $910,953. (However, by letter dated July 6, 2005, to the Company, Mr. Ferola unilaterally reduced his salary to $540,000 per annum. See discussion under Certain Relationships and Related Transactions.)

      In addition, Mr. Ferola is entitled to receive an annual performance bonus based on increases of at least 10% in the Company's earnings per share, calculated by comparison to a base year (currently, 2002) and pursuant to a formula set forth in his employment agreement. For the year ending December 31, 2005, Mr. Ferola was not due a bonus.

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

      Richard Barone, David Pawl and William Gross comprised the Compensation Committee in 2005.

Report of the Compensation Committee on Executive Compensation

      The following Report on Executive Compensation does not constitute soliciting material and should not be deemed filed or incorporated by reference in any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report by reference therein.

      The Compensation Committee is composed of a majority of independent directors. The Compensation Committee reviews the base salaries of our employees (as well as our executive officers) on an annual basis, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. The Compensation Committee has primary responsibility for the administration of the Company's 1990 Key Employee Stock Incentive Plan (the "Incentive Plan"), including principal responsibility for the granting of options thereunder. The Compensation Committee is also responsible for establishing the overall philosophy of the Company's executive compensation program and overseeing the executive compensation plan developed to execute the Company's compensation strategy.

Compensation Strategy

      The Company's executive compensation program has been designed to (i) align executive compensation with stockholder interests, (ii) attract, retain and motivate a highly competent executive team, (iii) link compensation to individual and Company performance and (iv) achieve a balance between incentives for short-term and long-term performance and results. The Company's executive compensation package consists of the payment of base salary, potential annual bonus and stock options awarded through participation in the Incentive Plan. The Compensation Committee reviews annually the compensation to be paid to the Company's executive officers. In making such review, the Compensation Committee evaluates information supplied by management. The Compensation Committee also participates in the negotiation of employment contracts, including provisions for salary and bonuses, with the Company's executive officers. Currently, pursuant to the Company's employment agreement with its Chief Executive Officer, Mr. Ferola receives a fixed annual salary.

Base Salary

      The Compensation Committee's policy is to negotiate salaries in relation to industry norms, the principal job duties and responsibilities undertaken by such executives, individual performance and other relevant criteria. A base salary comparison for the Company's Chief Executive Officer was made to a group of public companies that the Compensation Committee believes provides a meaningful comparison to the Company. Several of these companies are included in the custom composite of companies in the Standard & Poor's Midcap Consumer Products Index. The base salary paid to the Company's Chief Executive Officer for fiscal year 2005 was in the middle of the range of base salary paid by such companies.

Annual Bonus

      Annual bonuses for the Chief Executive Officer is determined by a specific bonus formulae set forth in his written employment agreement. Other executives may be paid bonuses at the discretion of the Compensation Committee.

Stock Options

      Long-term incentive compensation of executives is granted through participation in the Incentive Plan. The Incentive Plan permits the Company to grant stock options to executive officers at a price not less than 100% of the fair market value of the Common Stock on the date of the grant. In addition to any obligations pursuant to the Chief Executive Officers' employment agreement, stock options may be granted, in the Compensation Committee's discretion, to executive officers based upon its appraisal of the ability of such executive officers to influence the long-term growth and profitability of the Company. The Compensation Committee believes that providing a portion of the executive's compensation in the form of stock options encourages the officers to share with the Company's stockholders the goals of increasing the value of the Company's stock and contributing to the success of the Company.

Compensation Committee's Actions for Fiscal Year 2005

      After various informal meetings during 2005, the Compensation Committee did not award any discretionary stock options to any key employees and did not grant any discretionary salary increases or award any bonuses. Options were granted only pursuant to Mr. Ferola's employment agreement.

The Chief Executive Officer Compensation

      As set forth in more detail herein, the Compensation Committee approved an employment agreement on January 1, 1997 for Mr. Frank F. Ferola that was renewed for successive terms until December 31, 2008. Based on the earnings formula described therein, Mr. Ferola received annual bonus(es) and stock options as previously indicated in this Item 11.

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

                                                      COMPENSATION COMMITTEE:
                                                      Richard Barone, Chairman
                                                      David Pawl
                                                      William Gross

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plans

      As of December 31, 2005, an aggregate of 512,700 options had been granted to executive officers under the 1990 Key Employee Stock Incentive Plan and an aggregate of 546,330 options had been granted to all employees under the Plan. Included in the above totals are options that have been granted and subsequently cancelled and/or expired.

      Non-employee directors of the Company are not granted options under the 1990 Key Employee Stock Incentive Plan, but are granted options under the 1990 Outside Directors' Stock Option Plan, discussed above under "Compensation of Directors."

Stock Ownership by Certain Beneficial Owners

      The following table sets forth, as of March 31, 2006, certain information as to the stockholders (other than directors and executive officers of the Company) known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings by said holders with the Securities and Exchange Commission on Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended).

                                     Number of Shares
        Name and Address                Beneficially                 Percent
      of Beneficial Owner                  Owned *                  of Class

Merlin Partners, L.P., et al.             321,921                     7.3
2000 Auburn Drive, Suite 420
Cleveland, OH 44122

Yorktown Avenue Capital, et al.           573,513                     13.1
124 E. 4th Street
Tulsa, OK 74103

David  M. Knott, et al.                   387,900                     8.8
485 Underhill Blvd., Suite 205
Syosset, NY 11791

Richard L. Scott                          438,500                     10.0
Boult Cummings Conners &
Berry, PLC
414 Union Street, Suite 1600
Nashville, TN 37219

* Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 Under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

Stock Ownership by Management and Directors

      The following table sets forth, as of March 31, 2006, certain information concerning the beneficial ownership of Common Stock by each of the seven directors of the Company, the executive officers, and all current directors and executive officers of the Company as a group (based solely upon information furnished by such persons):

                                                           Number of
                                                            Shares
Name of                                                  Beneficially   Percent
Beneficial Owner (1)                                       Owned(2)     of Class
----------------                                           --------     --------

Curtis Carlson.........................................      20,248        (4)
William M. Gross.......................................        --          (4)
Frank F. Ferola........................................     810,333 (3)  18.46%
John DePinto...........................................     128,452       2.93
Tyler Kiester .........................................        --          (4)

Shouky Shaheen.........................................     332,368       7.57%
David Spiegel..........................................         700        (4)
Richard Barone.........................................     321,921       7.33%
Elliot Ross............................................       5,000        (4)
David Pawl.............................................        --          (4)
                                                          ---------    --------
All executive officers and directors
as a group.............................................   1,619,022      36.88%

(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power. Unless otherwise indicated, the address of each person listed is c/o The Stephan Co., 1850 W. McNab Rd., Ft. Lauderdale, FL 33309.

(2) Includes the following shares that may be acquired upon the exercise of options held by the specified person within 60 days of the Record Date:
      Mr. John DePinto - 20,248; Mr. Frank Ferola - 200,000; Mr. Curtis Carlson
      - 20,248; Mr. Leonard Genovese - 20,248; Mr. Shouky Shaheen - 5,062; and all executive officers and directors as a group - 245,558.

(3) Includes 43,174 shares owned by Mr. Frank Ferola's personal Charitable foundation, of which Mr. Ferola is a co-trustee.

(4)   Represents less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 2005, the Company paid $191,384 to Payton & Carlson, P.A. and to Carlson & Associates, P.A., law firms of which Curtis Carlson is a partner, for legal services rendered by such firms to the Company. Further, commencing April 8, 2005, the Company began to pay Mr. Carlson $2,000. per month for his services as Vice-President and Secretary.

      In fiscal year 2005, the Company paid $286,000 in rent to Shaheen & Co., Inc., a corporation in which Mr. Shaheen has an ownership interest, for a building the Company leases in Danville, Illinois. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement for the Danville facility which, among other things, increases the annual rental to $303,000.

      By way of letter dated July 6, 2005, Frank F. Ferola, President, CEO and Chairman of the Board, unilaterally reduced, on a temporary basis, his salary from $910,953 in 2005 to $540,000 per annum, subject to the contractual annual 10% increase ($594,000 in 2006). In the event of a "change of control" in the Company (as defined in the July 6, 2005 letter) Mr. Ferola's salary, as set forth in his employment contract, shall automatically resume.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

      The following table sets forth the fees billed to us by Goldstein Lewin & Co. and Deloitte & Touche, our independent registered accounting firms, as of and for the years ended December 31, 2005 and 2004.

                               For the Years Ended
                                  December 31,
                                  ------------
                                                             2005         2004
                                                             ----         ----

Audit fees(1) ........................................     $ 93,580     $190,400
Audit - related fees .................................     $     --     $     --
Tax fees(2) ..........................................     $     --     $  1,062
All other fees .......................................     $     --     $     --
                                                           --------     --------
                                                           $ 93,580     $191,462
                                                           ========     ========

(1) Audit fees billed by Goldstein Lewin & Co. in 2005 related to the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. Audit fees billed by Deloitte & Touche, LLP in 2005 related to the audit of our annual consolidated financial statements for the year ended December 31, 2004 and services performed in connection with "comment letters" received from the Securities and Exchange Commission. Audit fees billed by Deloitte & Touche, LLP in 2004 related to the audit of our annual consolidated financial statements; the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2004.

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

            10.18 Modification of employment agreement between the Company and Frank F. Ferola, President and Chief Operating Officer, dated July 6, 2005.

            10.19 Brand License Agreement with The Quantum Beauty Company Limited for the exclusive rights to manufacture, market and distribute the "Lee Stafford" brand of hair care products included with the Form 8-K filed August 4, 2005, is incorporated herein by reference.

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

(b)   Financial Statements and Financial Statement Schedules

      (i)   Financial Statements

            Reports of Independent Registered Public Accounting Firms.

            Consolidated Balance Sheets as of December 31, 2005 and 2004.

            Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003.

            Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

            Notes to Consolidated Financial Statements.

      (ii)  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
  Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheet of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards re-quire that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Stephan Co. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


GOLDSTEIN LEWIN & CO.
Certified Public Accountants

Boca Raton, Florida
April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
Fort Lauderdale, FL


We have audited the accompanying consolidated balance sheet of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Stephan Co. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 8, 2005

                        THE STEPHAN CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                     ASSETS

                                                       2005             2004
                                                   -----------       -----------
CURRENT ASSETS

  Cash and cash equivalents                        $ 5,602,762       $ 4,402,463

  Restricted cash                                    3,335,557         1,110,000

  Accounts receivable, net                           1,431,650         1,753,250

  Inventories                                        6,148,267         7,164,901

  Income taxes receivable                               22,893           209,203

  Prepaid expenses
   and other current assets                            311,905           374,079
                                                   -----------       -----------

     TOTAL CURRENT ASSETS                           16,853,034        15,013,896


RESTRICTED CASH                                             --         3,430,408

PROPERTY, PLANT AND EQUIPMENT, net                   1,682,951         1,627,227

GOODWILL, net                                        4,013,458         4,013,458

TRADEMARKS, net                                      8,364,809         8,364,809

OTHER INTANGIBLE ASSETS, net                           142,185           216,652

OTHER ASSETS                                         1,721,169         2,052,405
                                                   -----------       -----------
     TOTAL ASSETS                                  $32,777,606       $34,718,855
                                                   ===========       ===========


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          2005           2004
                                                      -----------    -----------
CURRENT LIABILITIES

  Accounts payable and
    accrued expenses                                  $ 2,002,728    $ 2,165,751

  Current portion of
    long-term debt                                      3,237,500      1,110,000
                                                      -----------    -----------
      TOTAL CURRENT LIABILITIES                         5,240,228      3,275,751

DEFERRED INCOME TAXES, net                              1,343,257      1,488,116

LONG-TERM DEBT, less current
  maturities                                                   --      3,237,500
                                                      -----------    -----------
   TOTAL LIABILITIES                                    6,583,485      8,001,367
                                                      -----------    -----------


COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized; none issued                   --             --
  Common stock, $.01 par value;
    25,000,000 shares authorized;
    4,389,805 shares issued at
    December 31, 2005 and 2004                             43,898         43,898
  Additional paid in capital                           17,556,731     17,556,731
  Retained earnings                                     8,593,492      9,116,859
                                                      -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                          26,194,121     26,717,488
                                                      -----------    -----------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $32,777,606    $34,718,855
                                                      ===========    ===========


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                        2005           2004            2003
                                   ------------    ------------    ------------
NET SALES                          $ 22,262,423    $ 23,950,648    $ 25,336,017

COST OF GOODS SOLD                   13,767,127      14,286,280      14,157,918
                                   ------------    ------------    ------------
GROSS PROFIT                          8,495,296       9,664,368      11,178,099

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             8,766,298      12,103,784       9,752,137
                                   ------------    ------------    ------------
OPERATING (LOSS)/INCOME                (271,002)     (2,439,416)      1,425,962

OTHER INCOME(EXPENSE)
  Interest income                       127,313         163,921         227,399
  Interest expense                     (150,173)        (91,237)       (403,028)
  Royalty and other income               50,000         332,745         237,000
                                   ------------    ------------    ------------

(LOSS)/INCOME BEFORE
   INCOME TAXES                        (243,862)     (2,033,987)      1,487,333

INCOME TAX (BENEFIT)/EXPENSE            (71,679)        142,251        (726,874)
                                   ------------    ------------    ------------

NET (LOSS)/INCOME                  $   (172,183)   $ (2,176,238)   $    760,459
                                   ============    ============    ============

BASIC AND DILUTED (LOSS)/
  EARNINGS PER SHARE               $       (.04)   $       (.50)   $        .18
                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               4,389,805       4,348,908       4,312,711
                                   ============    ============    ============


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                Common Stock         Additional                     Contingently
                           ---------------------      Paid in         Retained       Returnable
                            Shares     Par Value      Capital         Earnings         Shares
                          ----------   ---------    ------------    ------------    ------------

Balances, Jan. 1, 2003     4,410,577    $ 44,106    $ 18,417,080    $ 19,979,819    $(1,351,563)

Dividends paid                    --          --              --        (352,846)            --

Net income                        --          --              --         760,459             --
                          ----------    --------    ------------    ------------    -----------

Balances, Dec. 31,2003     4,410,577      44,106      18,417,080      20,387,432     (1,351,563)

Stock options exercised      104,228       1,042         489,964              --             --

Contingently returnable
  shares retired            (125,000)     (1,250)     (1,350,313)             --      1,351,563

Dividends paid                    --          --              --      (9,094,335)            --

Net loss                          --          --              --      (2,176,238)            --
                          ----------    --------    ------------    ------------    -----------

Balances, Dec. 31, 2004    4,389,805      43,898      17,556,731       9,116,859             --

Dividends paid                    --          --              --        (351,184)            --

Net loss                          --          --              --        (172,183)            --
                          ----------    --------    ------------    ------------    -----------

Balances, Dec. 31, 2005    4,389,805    $ 43,898    $ 17,556,731    $  8,593,492    $        --
                          ==========    ========    ============    ============    ===========


                 See notes to consolidated financial statements.

                      THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                            2005          2004          2003
                                         ----------    -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/income                        $ (172,183)   $(2,176,238)  $  760,459
                                         ----------    -----------   ----------

Adjustments to reconcile net (loss)/
  income to net cash flows provided by
  operating activities:

   Depreciation                             143,509        136,712      287,978
   Amortization of deferred
     acquisition costs                       74,467         82,121       92,592
   Write-down of inventories                     --        337,215       92,670
   Compensation expense resulting
     from exercise of stock options              --        415,430           --
   Loss on disposal of property
     plant and equipment                         --             --       34,422
   Deferred income taxes                   (144,859)       355,065      477,278
   Provision for doubtful accounts           27,571         55,865       80,899
   Impairment loss on goodwill
     and trademarks                              --      2,144,522           --
   Settlement of Colgate-
     Palmolive debt                              --       (417,745)          --

   Changes in operating assets
   and liabilities:

     Accounts receivable                    294,029       (364,607)     (74,108)
     Inventories                          1,016,634         (4,854)      33,832
     Income taxes receivable/payable        186,310       (237,473)      93,648
     Prepaid expenses
       and other current assets              62,174        410,522     (426,772)
     Other assets                           331,236        815,553      831,699
     Accounts payable
       and accrued expenses                (163,023)      (448,980)     596,495
                                         ----------    -----------   ----------

     Total adjustments                    1,828,048      3,279,346    2,120,633
                                         ----------    -----------   ----------
Net cash flows provided
  by operating activities                 1,655,865      1,103,108    2,881,092
                                         ----------    -----------   ----------


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                           2005          2004           2003
                                       -----------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in restricted cash              1,204,851      1,102,092     1,110,000

  Purchase of property, plant
    and equipment                         (199,233)       (61,608)      (20,265)
                                       -----------   ------------   -----------
Net cash flows provided by
  investing activities                   1,005,618      1,040,484     1,089,735
                                       -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt          (1,110,000)    (2,024,528)   (1,101,817)

  Proceeds from exercise of
    stock options                               --         75,575            --

  Dividends paid                          (351,184)    (9,094,335)     (352,846)
                                       -----------   ------------   -----------
Net cash flows used in
  financing activities                  (1,461,184)   (11,043,288)   (1,454,663)
                                       -----------   ------------   -----------

NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS              1,200,299     (8,899,696)    2,516,164

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    4,402,463     13,302,159    10,785,995
                                       -----------   ------------   -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $ 5,602,762   $  4,402,463   $13,302,159
                                       ===========   ============   ===========


                 See notes to consolidated financial statements.

                        THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


Supplemental Disclosures of Cash Flow Information:


                                    2005          2004          2003
                                 ----------    ----------    ----------

Interest paid                    $   58,364    $  190,214    $  248,051
                                 ==========    ==========    ==========
Income taxes paid                $   69,526    $  101,188    $  122,255
                                 ==========    ==========    ==========

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

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc. and American Manicure, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

      MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of net sales in 2005. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a large customer could have an adverse effect on the Company.

      GOODWILL and OTHER INTANGIBLE ASSETS: Goodwill and trademarks represent the excess of the purchase price over the fair value of identifiable assets of businesses or brands acquired, respectively, in transactions accounted for as a purchase. Goodwill and trademarks having indefinite lives are no longer being amortized and in accordance with SFAS No. 142, are now subject to periodic testing for impairment. Deferred acquisition costs that have definite lives are continuing to be amortized over their estimated useful lives of 10 years. Goodwill and trademarks of a reporting unit (as defined in SFAS No. 142) are tested for impairment on an annual basis at a minimum, or as circumstances dictate. Periodic testing for impairment on an annual basis necessitated an impairment loss in 2004 in the amount of $2,145,000 in connection with goodwill arising from the purchase of Trevor Sorbie and trademarks associated with the Stephan Distributing subsidiary. As a result of the impairment loss, all goodwill associated with the Sorbie brand was written off (See Note 5).

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                    Year ended December 31,
                                              ---------------------------------
                                                2005        2004         2003
                                              --------    --------     --------

Net (loss)/income, as reported                $   (172)   $ (2,176)    $    760
Add: Stock-based compensation
  included in reported net income,
  net of related tax effects                        --         272           --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                       (88)       (400)        (165)
                                              --------    --------     --------
Pro forma net (loss)/income                   $   (260)   $ (2,304)    $    595
                                              ========    ========     ========
Net (loss)/income per share:
   As reported                                $   (.04)   $   (.50)    $    .18
   Pro forma                                  $   (.06)   $   (.53)    $    .14

      In connection with the pro-forma information above, the pro-forma effect takes into consideration only options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of stock

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options granted during 2005, 2004 and 2003 was $ 2.03, $2.37, and $1.58, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and included the following assumptions for the years ended December 31, 2005, 2004 and 2003:

                                    2005        2004        2003
                                  --------    --------    --------

      Life expectancy              5 years    5 years      5 years
      Risk-free interest rate         4%         3%           3%
      Expected volatility             61%        69%          59%
      Dividends per share           $.08       $.08         $.08

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

      As of December 31, 2005 and 2004 there were no significant differences in the carrying values and fair market values of financial instruments.

      REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involves the delivery of manufactured goods and reasonable assurance as to the collectability of the resulting account receivable.

      SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers are recorded as a component of selling expenses and were $1,139,000, $1,227,000 and $1,183,000, in 2005, 2004 and 2003,
respectively, and were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      PROMOTIONAL AND SALES RETURNS ALLOWANCES: The Company partici- pates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. All such costs are netted against sales and amounted to approximately $289,000, $417,000 and $345,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company's best estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. While the Company believes that promotional allowances are adequate and that the judgment applied is appropriate, amounts estimated to be due and payable could differ materially from actual costs incurred in the future.

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2005 and 2004 were approximately $5,095,000 and $3,824,000, respectively. At December 31, 2005 and 2004, the Company excluded restricted cash in the amount of approximately $3,336,000 and $4,540,000, respectively, from the above as they are pledged as collateral for a bank loan.

      INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2005 and 2004 were approximately $2,622,000 and $3,166,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2005 and 2004 were approximately $587,000 and $783,000, respectively.

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

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2005, 2004 and 2003, the Company had 341,116, 291,822 and 547,570 outstanding stock options, respectively. At December 31, 2003, 27,134 options were included in the calculation of basic and diluted earnings per share. For the years ended December 31, 2005 and 2004, none were used because their inclusion would be anti-dilutive, and as such, 4,389,805 and 4,348,908 shares, respectively, were used for the calculation of basic and diluted earnings per share.

      NEW FINANCIAL ACCOUNTING STANDARDS: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3", effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company's consolidated financial statements will be determined based upon the nature and significance of future accounting changes or errors that would be subject to this statement.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", effective for fiscal years beginning after June 15, 2005. SFAS No. 151 requires that the costs associated with certain abnormal expenditures be recognized in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based upon normal capacity of production facilities. The effect this statement would have on the Company's consolidated financial statements is not expected to be material.

NOTE 2. ACCOUNTS RECEIVABLE

      Accounts receivable at December 31, 2005 and 2004 consisted of the following:

                                                    2005               2004
                                                -----------         -----------

Trade accounts receivable                       $ 1,540,303         $ 1,845,098
Less: Allowance for doubtful accounts              (108,653)            (91,848)
                                                -----------         -----------
Accounts receivable, net                        $ 1,431,650         $ 1,753,250
                                                ===========         ===========

      The following is an analysis of the allowance for doubtful accounts for the year ended December 31:

                                               2005         2004         2003
                                            ---------    ---------    ---------

Balance, beginning of year                  $  91,848    $ 112,924    $ 163,281
Provision for doubtful accounts                27,571       55,865       80,899
Uncollectible accounts written off,
  net of recoveries                           (10,766)     (76,941)    (131,256)
                                            ---------    ---------    ---------
Balance, end of year                        $ 108,653    $  91,848    $ 112,924
                                            =========    =========    =========

NOTE 3. INVENTORIES

      Inventories at December 31, 2005 and 2004 consisted of the following:

                                                    2005                2004
                                                -----------         -----------

Raw materials                                   $ 1,692,277         $ 1,827,553
Packaging and components                          2,238,763           2,187,901
Work in progress                                    454,217             429,552
Finished goods                                    3,402,742           4,651,422
                                                -----------         -----------
                                                  7,787,999           9,096,428
Less: Amount included
  in other assets                                (1,639,732)         (1,931,527)
                                                -----------         -----------
Balance, end of year                            $ 6,148,267         $ 7,164,901
                                                ===========         ===========

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

NOTE 4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

                                                      2005              2004
                                                  ------------     ------------

Land                                              $    379,627     $    379,627
Buildings and improvements                           2,251,894        2,159,046
Machinery and equipment                              1,947,080        1,852,551
Furniture and office equipment                         583,566          571,710
                                                  ------------     ------------
                                                     5,162,167        4,962,934

Less: accumulated depreciation                      (3,479,216)      (3,335,707)
                                                  ------------     ------------
Balance, end of year                              $  1,682,951     $  1,627,227
                                                  ============     ============

NOTE 5. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

      Since implementing SFAS No. 142, the Company performs annual im- pairment tests. For the year ended December 31, 2004, it was determined that an additional impairment loss of approximately $2.15 million was necessary. Approximately $1.85 million of this impairment was in connection with goodwill arising from the purchase of the Trevor Sorbie of America line in June 1996 and the remaining $.3 million was related to the trademarks associated with the Stephan Distributing subsidiary. This charge was primarily based on management's estimated fair value of each reporting unit using discounted present value of cash flows and valuation models as of the test date. The impairment was a result of the declining sales and an adverse outcome of litigation within the reporting unit, including the operations of Trevor Sorbie of America. As a result of the impairment loss, all goodwill associated with the Trevor Sorbie brand has been written off and included in selling, general and administrative expenses in the statement of operations.

      Other intangible assets can be summarized as follows:

                                                        2005             2004
                                                     ---------        ---------

      Deferred acquisition costs                     $ 934,544        $ 934,544
      Less: Accumulated amortization                  (792,359)        (717,892)
                                                     ---------        ---------
      Balance, end of year                           $ 142,185        $ 216,652
                                                     =========        =========

      Amortization expense of other intangible assets for 2005, 2004 and 2003 was $74,000, $82,000 and $93,000, respectively. Amortization expense of other intangible assets, recorded as of December 31, 2005, for the years ended December 31, 2006 through 2008 is anticipated to be as follows: 2006: $66,000; 2007: $66,000; 2008: $10,000.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31, 2005 and 2004 consisted of the following:

                                                        2005             2004
                                                     ----------       ----------

Accounts payable                                     $  254,863       $  384,831
Accrued marketing expenses                              133,469          146,744
Accrued royalty and related
  interest payable (Note 10)                            815,711          723,902
Accrued payroll, bonuses
  and related costs                                     410,149          324,783
Accrued "privatization" expenses                             --          158,279
Accrued legal and professional fees                     240,691          251,039
Other accrued expenses                                  147,845          176,173
                                                     ----------       ----------
Balance, end of year                                 $2,002,728       $2,165,751
                                                     ==========       ==========

      Accrued "privatization" expenses shown above were due to Eastchester Enterprises, an entity created by the four Board members who attempted to take the Company private.

NOTE 7. LONG-TERM DEBT

      Long-term debt at December 31, 2005 and 2004 consisted of the following:

                                                      2005              2004
                                                   -----------      -----------
1.50% note payable to bank, principal
  of $92,500 plus interest due monthly
  through August 2, 2006; collateralized
  by a security interest in a restricted
  cash account of like amount, which
  bears interest at 50 basis points below
  the interest charged on the note.  The
  interest rate on the note and the cash
  collateral resets annually                       $ 3,237,500      $ 4,347,500
                                                   -----------      -----------
                                                     3,237,500        4,347,500
Less: current portion                               (3,237,500)      (1,110,000)
                                                   -----------      -----------
Long-term debt                                     $        --      $ 3,237,500
                                                   ===========      ===========

      In the first quarter of 2006, the Company and Wachovia Bank have agreed, in principle, to convert the balloon payment due in August 2006 to monthly principal payments under the same terms and conditions as the original obligation, through 2008.

      Assuming the conversion of the outstanding obligation was in effect as of December 31, 2005, the approximate maturities of long-term debt would be $1,110,000 in 2006, $1,110,000 in 2007 and 1,017,500 in 2008.

NOTE 8. INCOME TAXES

      The provision/(benefit) for income taxes is comprised of the following for the years ended December 31:

                                           2005            2004            2003
                                        ---------       ---------       --------
Current tax:
  Federal                               $      --       $(105,047)      $117,021
  State                                    77,128        (107,767)       132,575
                                        ---------       ---------       --------
    Total current
      provision/(benefit)                  77,128        (212,814)       249,596
                                        ---------       ---------       --------
Deferred tax:
  Federal                                (135,767)        220,766        433,266
  State                                   (13,040)        134,299         44,012
                                        ---------       ---------       --------
    Total deferred
      (benefit)/provision                (148,807)        355,065        477,278
                                        ---------       ---------       --------
Total (benefit)/provision
  for income taxes                      $ (71,679)      $ 142,251       $726,874
                                        =========       =========       ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

      The net deferred income tax liability in the accompanying consolidated balance sheets includes deferred tax assets and liabilities attributable to the following items:

                                                       2005             2004
                                                   -----------      -----------

Accounts receivable allowances                     $   (40,886)     $   (36,280)
Inventory allowance                                   (126,894)        (141,063)
Property, plant and equipment                           46,728           68,800
Amortization of intangibles                          2,559,360        2,085,642
Charitable contribution carryforward                      (652)        (122,546)
State income taxes                                    (101,467)         (91,679)
Net operating loss carryover                          (954,285)        (391,736)
Accrued liabilities and other                          (38,647)          (5,568)
                                                   -----------      -----------
                                                     1,343,257        1,365,570
Less: Valuation allowance                                   --          122,546
                                                   -----------      -----------
Deferred income tax liability, net                 $ 1,343,257      $ 1,488,116
                                                   ===========      ===========

      The provision for Federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:

                                                   2005       2004       2003
                                                  ------     ------     ------

Amount computed on pretax income                   (34.0%)    (34.0%)     35.0%
Increase(decrease) in taxes:
  State income taxes, net of
    federal tax benefit                             (3.5)        .8        7.8
  Goodwill impairment                                 --       30.8         --
  Goodwill/Trademarks                                1.3         .2         .2
  Benefit of graduated rates                          --         --       (1.0)
  Compensation limitations                            --        8.1         --
  Privatization transaction costs                     --        2.7        6.7
  Tax exempt interest                               (2.4)      (1.0)      (1.6)
  Other                                              9.3        (.6)       1.8
                                                  ------     ------     ------
  Total income tax                                 (29.3%)      7.0%      48.9%
                                                  ======     ======     ======

      For the year ended December 31, 2004, the Company had an income tax valuation allowance of $122,546 in order to provide for the likelihood that the Company's charitable contribution carryforward will expire unused. The Company has net operating loss carryforwards of approximately $2,535,969 for Federal income tax purposes which expire beginning in 2025 if not utilized.

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

      The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:

                                                          (LOSS)/INCOME
                             NET SALES                 BEFORE INCOME TAXES
                    ---------------------------    ---------------------------
                      2005      2004      2003       2005      2004      2003
                    ---------------------------    ---------------------------
Professional        $17,254   $17,538   $17,573    $ 1,012   $(1,801)  $ 1,449
Retail                4,178     5,734     7,373        (79)      486       873
Manufacturing         5,132     5,689     6,713       (989)     (292)     (112)
                    -------   -------   -------    -------   -------   -------
   Total             26,564    28,961    31,659        (56)   (1,607)    2,210

                                                           (LOSS)/INCOME
                              NET SALES                  BEFORE INCOME TAXES
                     ---------------------------     --------------------------
                       2005      2004      2003       2005      2004      2003
                     ---------------------------     --------------------------

Intercompany
  Manufacturing       (4,302)   (5,010)   (6,323)     (188)      (427)     (723)
                     -------   -------   -------     -----    -------    ------
   Consolidated      $22,262   $23,951   $25,336     $(244)   $(2,034)   $1,487
                     =======   =======   =======     =====    =======    ======

                                   INTEREST INCOME           INTEREST EXPENSE
                                ----------------------    ----------------------
                                 2005    2004    2003      2005    2004    2003
                                ----------------------    ----------------------
Professional                    $   52  $  104  $  174    $  127  $   56  $   90
Retail                              66      53      47        18      33     304
Manufacturing                        9       7       6         5       2       9
                                ------  ------  ------    ------  ------  ------
   Total                        $  127  $  164  $  227    $  150  $   91  $  403
                                ======  ======  ======    ======  ======  ======

                                  DEPRECIATION AND
                                    AMORTIZATION                 TOTAL ASSETS
                             --------------------------      ------------------
                              2005      2004      2003         2005       2004
                             --------------------------      ------------------
Professional                 $   87    $   78    $   89      $11,774    $10,985
Retail                           37        43        43       14,353     16,003
Manufacturing                    94        98       249        6,651      7,731
                             ------    ------    ------      -------    -------
   Total                     $  218    $  219    $  381      $32,778    $34,719
                             ======    ======    ======      =======    =======

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

      The Company has entered into employment agreements with certain officers. These agreements, which expire on various dates through December 2008, provide for incentive bonuses based on consolidated earnings per share in excess of the applicable base year, as defined in the employment agreements. No bonuses were payable for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, management bonuses included in selling, general and administrative expenses were $755,000. In July 2005, the President of the

Company took a voluntary, unilateral reduction in compensation to $540,000 per year. In accordance with the terms of the waiver of compensation, the President retains the right to his original contractual compensation level upon the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control of the Company, as defined in the waiver. If it were determined that said change in control existed, the Company would be contingently liable for additional compensation of approximately $371,000 for the year ended December 31, 2005.

     The Company was not a party to any non-cancelable operating leases at December 31, 2005. Annual rent expense for each of the last three years is as follows:

                        2005                $628,600
                        2004                 692,800
                        2003                 620,800

      Included in rent expense above for the years ended December 31, 2005, 2004 and 2003 is $ 286,000, $273,000 and $213,000, respectively, paid to Shaheen & Co., Inc., the former owner of Morris Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., who owns the building the Company leases in Danville, Illinois, is currently a member of the Board of Directors and a significant shareholder of the Company. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") for the Danville facility. The Amendment extends the term of the lease to June 30, 2015, with a five year renewal option, and increases the annual rental to $302,780. The base rent is adjustable annually, in accordance with the existing master lease, whose terms, including a 90-day right of termination by the Company, remain in full force and effect. In addition, the Company has a purchase option, during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

      On July 6, 2005, the landlord notified the Company that its interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Shaheen & Co., Inc. (Plaintiff) v The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening of the marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company's minimum lease obligation would amount to $303,000 in each of the years 2006 through 2010 and approximately $1,360,000 thereafter.

      In fiscal year 2005, the Company paid $191,384 to Payton & Carlson, P.A. and to Carlson & Associates, P.A., law firms of which Curtis Carlson is a partner, for legal services rendered by such firms to the Company. Further, commencing April 8, 2005, the Company began to pay Mr. Carlson $2,000. per month for his services as Vice-President and Secretary.

      In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2005, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In the fourth quarter of 2003, Sorbie Acquisition Co. ("SAC"), a wholly-owned subsidiary of the Company, and Trevor Sorbie International, Plc. ("TSI") commenced arbitration proceedings before the American Arbitration Association in Pittsburgh, Pennsylvania. This arbitration proceeding arose from a lawsuit filed against SAC by TSI alleging causes of action for breach of contract, declaratory judgment and trademark infringement. On October 25, 2004, the arbitration panel returned an award in favor of TSI with respect to certain royalties due, including interest, and in favor of SAC with respect to the infringement of SAC's rights to exclusive publicity in their territory. The panel did not affirm any of the other claims alleged by either of the parties to the proceeding. In Federal Court, SAC appealed the decision on certain grounds, including an improper computation of the interest due on additional royalties. In Pennsylvania State Court, SAC appealed the State Court's confirmation of the Arbitration award and was notified on March 29, 2006 that the appeal was denied.

      The financial statements for the year ended December 31, 2005 reflect a liability of approximately $816,000 for payment of the award. Also, SAC may continue to incur additional interest. Due to the complexities of the issues involved, however, the Company is currently unable to predict the outcome of the appeal, including whether or not the appeal will be heard in Federal Court.

      In 1997 the Company's wholly-owned subsidiary, Stephan Distributing, Inc., acquired several product lines from New Image Laboratories, Inc. ("New Image"). A portion of the purchase price included a contingent payment of 125,000 shares of the Company's common stock payable upon the achievement of certain earnings levels. New Image commenced litigation against the Company seeking, among other things, a declaratory decree that the 125,000 shares of the Company's common stock held in escrow for the contingent payment of certain purchase price adjustments be released from escrow and turned over to New Image. The parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares, (subsequently, New Image elected to sell the Company its 60,000 shares for $285,000), (ii) Stephan was awarded $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (approximately $72,000) were distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, which was used to satisfy, in part, the award under (ii) above. As a result of this settlement, the Company recorded an expense of approximately $285,000 and the amount is reflected as a reduction of royalty and other income on the consolidated statement of operations for the year ended December 31, 2004. Also in 2004, the amount of the contingently returnable shares recorded in the financial statements of the Company was offset against additional paid in capital when the shares were retired. New Image's claim for diminution of the value of the shares held in escrow was heard before a special master in late October 2004 and on March 30, 2005, the special master recommended that judgment be entered in favor of the Company. The federal court then entered an order confirming the findings of the Special Master and entered judgment denying New Image's diminution claim. New Image has not appealed the judgment.

      On November 4, 2003, in connection with a "going-private" transaction, the Company filed a Preliminary Proxy with the Securities and Exchange Commission. On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of the Company's common stock not owned by it and informed the Company that it had decided not to pursue such an acquisition. As a result of the above, the Company incurred termination expenses in the amount of $158,000 in accordance with the terms of the Merger Agreement, payable to the Acquisition Group and the amount is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2004.

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

      Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 5-10 years from the date of grant. Stock option activity for 2005, 2004, and 2003 is set forth below:

                                          Key Employee          Outside
                                           Incentive    Avg.   Directors    Avg.
                                              Plan     Price      Plan     Price
--------------------------------------------------------------------------------

Outstanding at December 31, 2002 .......    570,880    $7.68    101,240    $5.72
Granted ................................     60,000     3.44     20,248     3.71
Canceled ...............................   (184,550)    9.38    (20,248)   13.21
Exercised ..............................         --                  --
                                           --------             -------
Outstanding at December 31, 2003 .......    446,330     6.41    101,240     3.82

Granted ................................     50,000     4.32     20,248     4.82
Canceled ...............................         --             (20,248)    4.18
Exercised ..............................   (285,500)    3.49    (20,248)    3.73
                                           --------             -------
Outstanding at December 31, 2004 .......    210,830     9.87     80,992     3.43

Granted ................................     50,000     4.26     25,310     4.71
Canceled ...............................    (10,830)    3.94    (15,186)    4.25
Exercised ..............................         --                  --
                                           --------             -------
Outstanding at December 31, 2005 .......    250,000    $9.00     91,116    $3.93
                                           ========             =======

      In the third quarter of 2004, certain officers of the Company exercised stock options utilizing the "cashless method" of exercise. As such, the Company recorded compensation expense in the amount of $415,430, included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2004.

      The number of shares and average exercise price of options exercisable at December 31, 2005, 2004 and 2003 were 200,000 shares at $10.19, 160,830 shares at $11.59, and 396,330 shares at $6.79, respectively, for the 1990 Key Employee Stock Incentive Plan and 65,806 at $3.89, 60,744 at $3.73, and 80,992 at $3.85,
respectively, for the Outside Directors Plan. At December 31, 2005 and 2004, 620,000 and 373,670 respectively, were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 111,384 shares and 81,012 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

      The exercise price range of options outstanding and exercisable as of December 31, 2005 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

                              Outstanding                   Exercisable
                      ----------------------------     -------------------

    Exercise           Number     Average  Average       Number    Average
   Price Range        of shares    Life     Price      of shares    Price
  ---------------     ----------  -------  -------     ---------   -------

  $ 3.00 - $ 5.00       191,116    3.18    $ 4.12       115,806     $ 4.08
  $10.00 - $13.50       150,000    2.00    $12.15       150,000     $12.15
                      ---------                       ---------
                        341,116                         265,806
                      =========                       =========

(ii)  Financial Statement Schedules

                 Schedule II - Valuation and Qualifying Accounts


      ADVERTISING, PROMOTION and RETURNS ALLOWANCES

                                                  2005        2004        2003
                                                --------    --------    --------

      Balance, beginning of year                $104,659    $152,906    $152,708

      Additions                                  288,742     417,152     344,621

      Utilizations                               291,971     465,399     344,423
                                                --------    --------    --------

      Balance, end of year                      $101,430    $104,659    $152,906
                                                ========    ========    ========


      DEFERRED TAX VALUATION ALLOWANCE

                                                  2005        2004        2003
                                                --------    --------    --------

      Balance, beginning of year                $122,546    $121,747    $268,359

      Additions                                       --         799       1,579

      Utilizations/Expirations                   122,546          --     148,191
                                                --------    --------    --------

      Balance, end of year                      $     --    $122,546    $121,747
                                                ========    ========    ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By: /s/ Frank F. Ferola
    -----------------------------------
    Frank F. Ferola
    President and Chairman of the Board
    May 5, 2006

By: /s/ David A. Spiegel
    -----------------------------------
    David A. Spiegel
    Principal Financial Officer
    Principal Accounting Officer
    May 5, 2006


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Frank F. Ferola               By: /s/ Shouky Shaheen
    ------------------------------        ----------------------------
    Frank F. Ferola, Principal            Shouky Shaheen, Director
    Executive Officer and Director        Date: May 5, 2006
    Date: May 5, 2006


By: /s/ Curtis Carlson                By: /s/ Richard A. Barone
    ------------------------------        ----------------------------
    Curtis Carlson, Director              Richard A. Barone, Director
    Date: May 5, 2006                     Date: May 5, 2006


By: /s/ William Gross                 By: /s/ David Pawl
    ------------------------------        ----------------------------
    William Gross, Director               David Pawl, Director
    Date: May 5, 2006                     Date: May 5, 2006


By: /s/ Elliot Ross
    ------------------------------
    Elliot Ross, Director
    Date: May 5, 2006