Form 10-Q
period 2006-03-31
STEPHAN CO
filed 2006-05-26
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


              For the Quarterly Period Ended: March 31, 2006


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES       NO X

         Approximate number of shares of Common Stock outstanding
                          as of April 30, 2006:


                                 4,389,805



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2006


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2006 and December 31, 2005            5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2006 and 2005                                7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2006 and 2005                               8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-14

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     15-16

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                16

           ITEM 4.    Controls and Procedures                     17


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             18

           ITEM 5.  Other Information                             18

           ITEM 6.  Exhibits                                      18


SIGNATURES                                                        19

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2006


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

     Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, our ability to satisfactorily address any material weaknesses in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; costs and expenses incurred by us in pursuing strategic alternatives; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management's response to these factors, and other factors that may be more fully described in the Company's literature, press releases and publicly-

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2006


filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               March 31,     December 31,
                                                 2006            2005
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 5,934,540    $  5,602,762

 Restricted cash                                3,150,087       3,335,557

 Accounts receivable, net                       1,850,952       1,431,650

 Inventories                                    6,111,130       6,148,267

 Income taxes receivable                             -             22,893

 Prepaid expenses and
  other current assets                            200,909         311,905
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        17,247,618      16,853,034

PROPERTY, PLANT AND EQUIPMENT, net              1,654,213       1,682,951

GOODWILL, net                                   4,013,458       4,013,458

TRADEMARKS, net                                 8,364,809       8,364,809

DEFERRED ACQUISITION COSTS, net                   125,679         142,185

OTHER ASSETS, net                               1,693,422       1,721,169
                                             ____________    ____________

   TOTAL ASSETS                              $ 33,099,199    $ 32,777,606
                                             ============    ============



    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,      December 31,
                                                2006             2005
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,562,113      $  2,002,728

 Current portion of
  long-term debt                              2,960,000         3,237,500
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  5,522,113         5,240,228

DEFERRED INCOME TAXES, net                    1,373,705         1,343,257
                                           ____________      ____________

   TOTAL LIABILITIES                          6,895,818         6,583,485
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid in capital                 17,556,731        17,556,731
  Retained earnings                           8,602,752         8,593,492
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 26,203,381        26,194,121
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 33,099,199      $ 32,777,606
                                           ============      ============








    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                            ______________________________

                                                 2006             2005
                                            _____________      ___________
NET SALES                                     $ 5,596,397      $ 5,516,811

COST OF GOODS SOLD                              3,378,582        3,157,680
                                              ___________      ___________
GROSS PROFIT                                    2,217,815        2,359,131

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       2,078,332        2,242,724
                                              ___________      ___________
OPERATING INCOME                                  139,483          116,407

OTHER INCOME(EXPENSE)
  Interest income                                  43,463           27,072
  Interest expense                                (31,798)         (31,262)
  Royalty income                                   12,500           12,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        163,648          124,717

INCOME TAX EXPENSE                                 66,592           50,519
                                              ___________      ___________
NET INCOME                                    $    97,056      $    74,198
                                              ===========      ===========


BASIC AND DILUTED
  EARNINGS PER SHARE:                         $       .02      $       .02
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,391,747        4,418,630
                                              ===========      ===========









    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended March 31,
                                           _______________________________

                                                 2006            2005
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $    97,056     $    74,198
                                             ___________     ___________


 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                   37,454          36,659
   Amortization of intangible assets              16,506          20,880
   Write-down of inventories                        -             20,000
   Deferred income tax expense                    30,448          36,200
   Provision for doubtful accounts                27,177           9,835

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (446,479)        167,736
     Inventories                                  37,137        (258,476)
     Income taxes payable/receivable              22,893         (10,681)
     Prepaid expenses
      and other current assets                   110,996         146,840
     Other assets                                 27,747         206,100
     Accounts payable and accrued expenses       559,385         533,217
                                             ___________     ___________

     Total adjustments                           423,264         908,310
                                             ___________     ___________
Net cash flows provided by
 operating activities                            520,320         982,508
                                             ___________     ___________






     See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31,
                                            ______________________________

                                                 2006             2005
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       185,470          (11,208)

 Purchase of property, plant
  and equipment                                   (8,716)        (107,197)
                                             ___________      ___________
Net cash flows provided by/(used in)
 investing activities                            176,754         (118,405)
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (277,500)        (277,500)

 Dividends paid                                  (87,796)         (87,799)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (365,296)        (365,299)
                                             ___________      ___________

INCREASE IN CASH AND CASH EQUIVALENTS            331,778          498,804

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           5,602,762        4,402,463
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 5,934,540      $ 4,901,267
                                             ===========      ===========


Supplemental Disclosures of Cash Flow Information:


          Interest paid                      $    11,798      $    15,960
                                             ===========      ===========

          Income taxes paid                  $      -         $      -
                                             ===========      ===========


    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES


         NATURE OF OPERATIONS: The Stephan Company (the "Company") is engaged in the manufacture, sale, and distribution of hair and personal care grooming products principally throughout the United States. The Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the Company's financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three-month period ended March 31, 2006 is not necessarily indicative of the results to be achieved for the year ending December 31, 2006. The December 31, 2005 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of March 31, 2006 and December 31, 2005 were approximately $ 5,498,000 and $5,095,000, respectively.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                        March 31,          December 31,
                                          2006                 2005
                                      ____________         ____________
Raw materials                         $  1,612,291         $  1,692,277
Packaging and components                 2,193,836            2,238,763
Work in progress                           461,040              454,217
Finished goods                           3,457,568            3,402,742
                                      ____________         ____________
                                         7,724,735            7,787,999
Less: Amount included in
      other assets                      (1,613,605)          (1,639,732)
                                      ____________         ____________

                                      $  6,111,130         $  6,148,267
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,391,747 for the three months ended March 31, 2006 and 4,418,630 for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, the Company had 391,116 and 341,822 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three months ended March 31, 2006 and 2005.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized at March 31, 2006 relate to the estimated fair value at the grant date of 50,000 stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and recognized no compensation expense in net income for stock options granted and has elected the disclosure only provisions of FAS 123. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

     As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the period ended March 31, 2006 was lower because the Company recognized approximately $21,000 of compensation expense (included in Selling, General and Administrative Expenses) in the period for the stock options granted. The impact on basic and diluted earnings per share for the quarter ended March 31, 2006 was not material and the per share earnings remained at $.02. For the quarter ended March 31, 2005, no compensation expense was recorded for options granted in the period, as indicated above. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as at March 31, 2006:


              Life expectancy                      10 years
              Risk-free interest rate                  4.4%
              Expected volatility                     61.2%
              Dividends per share                      2.3%
              Weighted average fair
               value at grant date                    $1.98


     The above assumptions are based on a number of factors as follows:
(i) expected volatility was determined using the historical volatility of the Company's stock price, (ii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, and (iii) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)


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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2006 AND 2005


NOTE 2: SEGMENT INFORMATION (continued)

                                                  INCOME BEFORE
                                 NET SALES         INCOME TAXES
                              _______________    _______________

                               Three Months       Three Months
                              Ended March 31,    Ended March 31,
                                2006    2005       2006    2005
                              _______________    _______________
Professional                  $ 4,252 $ 4,255    $  345    $ 316
Retail                          1,009   1,127        47       34
Manufacturing                   1,241   1,155      (185)    (181)
                              _______ _______    ______  _______
   Total                        6,502   6,537       207      169

Intercompany
  Manufacturing                  (906) (1,020)      (43)     (44)
                              _______ _______    ______  _______
   Consolidated               $ 5,596 $ 5,517    $  164  $   125
                              ======= =======    ======  =======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at March 31, 2006, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2005.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2006 AND 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 2006, net sales were $5,596,000 compared to $5,517,000 for the three months ended March 31, 2005, an increase of $79,000. Gross profit for the three months ended March 31, 2006 was $2,218,000, compared to gross profit of $2,359,000 achieved for the corresponding three-month period in 2005. The increase in net sales was due to an increase in amenity sales as well as the inclusion of sales from American Manicure and Lee Stafford, two of the Company's newest subsidiaries, offsetting declines in net sales of both the Retail and Professional segments. Gross profit declined as a result of a continuing change in the sales mix and increased costs associated with the increase in the cost of petroleum-based products. The gross margin for the three months ended March 31, 2006 was 39.6% as compared to 42.8% for the three months ended March 31, 2005.

     Net income was $97,000 for the three months ended March 31, 2006 compared to net income of $74,000 for the comparable three months ended March 31, 2005. Basic and diluted earnings per share were $.02 for both the three months ended March 31, 2006 and 2005.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2006 decreased $165,000 when compared to the corresponding three-month period of 2005. The Company experienced savings in rent expense as some consolidation of warehouse space took place in the latter part of 2005 and also effected decreases in payroll expenditures and professional expenses.

     Interest expense for the three months ended March 31, 2006 increased slightly when compared to the corresponding three-month period in 2005 as a result of increased interest accruals on the Trevor Sorbie debt resulting from the adverse arbitration decision in 2004. Interest income for the three months ended March 31, 2006 increased approximately $16,000 when compared to the corresponding three-month period in 2005, as a result of having more cash on hand for investment purposes and an overall increase in the interest rates on invested funds.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $332,000 to $5,935,000 as of March 31, 2006 from $5,603,000 as of December 31, 2005. Total cash of $9,085,000 includes $3,150,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. The Company has continued to secure its outstanding long-term debt with Wachovia Bank with restricted cash. In

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2006 AND 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the first quarter of 2006, the Company and Wachovia Bank have agreed, in principle, to convert the balloon payment due in August 2006 to monthly principal payments under the same terms and conditions as the original obligation, through 2008. Total current assets at March 31, 2006 were $17,248,000 compared to $16,853,000 at December 31, 2005. Working capital increased $113,000 from December 31, 2005, and was approximately $11,726,000 at March 31, 2006.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2006 AND 2005


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

     The material weakness in our internal controls over financial reporting as of March 31, 2006 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of March 31, 2006.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                            MARCH 31, 2006 AND 2005


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings. There has been no significant change in the status of litigation since the issuance of the Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 5.  OTHER INFORMATION

          On May 25, 2006, the Company received a notification letter from the American Stock Exchange ("AMEX") that the failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 ("10-Q"), as required by Sections 134 and 1101 of the AMEX Company Guide, is a material violation of its continued listing agreement with AMEX. Pursuant to
Section 1003(d) of the AMEX Company Guide, the Company is subject to suspension of trading and possibly, delisting.

     In order to maintain its listing, the Company is required to submit a plan by June 8, 2006, advising the AMEX how the Company intended to bring the Company into compliance with the above-mentioned Sections 134 and 1101 by July 6, 2006.

     The Company believes that the filing of this Form 10-Q satisfies the continued listing deficiency referenced in the above mentioned letter of May 25, 2006 and precludes the need to submit a plan to the AMEX.


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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 26, 2006




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
May 26, 2006

Exhibit 31.1

CERTIFICATION

I, Frank F. Ferola, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of The Stephan Co.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



                                     1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER (continued)


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 26, 2006

/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer






























                                     2



Exhibit 31.2

CERTIFICATION

I, David A. Spiegel, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of The Stephan Co.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




                                     1


CERTIFICATION OF CHIEF FINANCIAL OFFICER (continued)


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 26, 2006

/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer































                                      2


CERTIFICATION OF CHIEF EXECUTIVE OFFICER



                                               Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Stephan Co. (the "Company) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank F. Ferola, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Frank F. Ferola
__________________________________
Frank F. Ferola
Chief Executive Officer
May 26, 2006

























CERTIFICATION OF CHIEF FINANCIAL OFFICER



                                               Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Stephan Co. (the "Company) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Spiegel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ David A. Spiegel
__________________________________
David A. Spiegel
Chief Financial Officer
May 26, 2006