Form 10-Q
period 2006-06-30
STEPHAN CO
filed 2006-08-14
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: June 30, 2006


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

         Approximate number of shares of Common Stock outstanding
                          as of August 1, 2006:


                                 4,389,805



                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 2006


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2006 and December 31, 2005             5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the six months ended
           June 30, 2006 and 2005                                 7

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           June 30, 2006 and 2005                                 8

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the six months ended
           June 30, 2006 and 2005                                9-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-15

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     16-18

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                18

           ITEM 4.    Controls and Procedures                     19


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             20

           ITEM 6.  Exhibits                                      20


SIGNATURES                                                        21

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 JUNE 30, 2006


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

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 JUNE 30, 2006


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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               June 30,      December 31,
                                                 2006            2005
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 5,897,001    $  5,602,762

 Restricted cash                                2,872,998       3,335,557

 Accounts receivable, net                       1,853,180       1,431,650

 Inventories                                    6,305,225       6,148,267

 Income taxes receivable                             -             22,893

 Prepaid expenses and
  other current assets                            148,589         311,905
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        17,076,993      16,853,034


PROPERTY, PLANT AND EQUIPMENT, net              1,634,660       1,682,951

GOODWILL, net                                   4,013,458       4,013,458

TRADEMARKS, net                                 8,364,809       8,364,809

DEFERRED ACQUISITION COSTS, net                   109,173         142,185

OTHER ASSETS, net                               1,641,134       1,721,169
                                             ____________    ____________

   TOTAL ASSETS                              $ 32,840,227    $ 32,777,606
                                             ============    ============




    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30,       December 31,
                                                2006             2005
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,444,588      $  2,002,728

 Current portion of
  long-term debt                              2,682,500         3,237,500
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  5,127,088         5,240,228

DEFERRED INCOME TAXES, net                    1,439,467         1,343,257
                                           ____________      ____________

   TOTAL LIABILITIES                          6,566,555         6,583,485
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid in capital                 17,598,639        17,556,731
  Retained earnings                           8,631,135         8,593,492
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 26,273,672        26,194,121
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 32,840,227      $ 32,777,606
                                           ============      ============









    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months Ended June 30,
                                            ______________________________

                                                 2006             2005
                                             ____________     ____________

NET SALES                                    $ 10,956,917     $ 10,573,491

COST OF GOODS SOLD                              6,385,410        6,194,990
                                              ___________      ___________
GROSS PROFIT                                    4,571,507        4,378,501

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       4,286,077        4,498,062
                                              ___________     ____________
OPERATING INCOME/(LOSS)                           285,430         (119,561)

OTHER INCOME(EXPENSE)
  Interest income                                 106,393           51,494
  Interest expense                                (67,976)         (53,197)
  Other income, net                                25,000           25,000
                                              ___________      ___________

INCOME/(LOSS) BEFORE INCOME TAXES                 348,847          (96,264)

INCOME TAX EXPENSE/(BENEFIT)                      135,612          (11,154)
                                              ___________      ___________

NET INCOME/(LOSS)                             $   213,235      $   (85,110)
                                              ===========      ===========


BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE                   $       .05      $      (.02)

                                              ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,392,041        4,389,805
                                              ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended June 30,
                                            _____________________________

                                                 2006            2005
                                            ____________     ____________

NET SALES                                    $ 5,360,520      $ 5,056,680

COST OF GOODS SOLD                             3,006,828        3,037,310
                                             ___________      ___________

GROSS PROFIT                                   2,353,692        2,019,370

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      2,207,745        2,255,338
                                             ___________     ____________

OPERATING INCOME/(LOSS)                          145,947         (235,968)

OTHER INCOME(EXPENSE)
  Interest income                                 62,930           24,422
  Interest expense                               (36,178)         (21,935)
  Other income, net                               12,500           12,500
                                             ___________      ___________

INCOME/(LOSS) BEFORE INCOME TAXES                185,199         (220,981)

INCOME TAX EXPENSE/(BENEFIT)                      69,020          (61,673)
                                             ___________      ___________


NET LOSS/(INCOME)                            $   116,179      $  (159,308)
                                             ===========      ===========

BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE                  $       .03      $      (.04)
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,392,041        4,389,805
                                             ===========      ===========






    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended June 30,
                                             ___________________________

                                                 2006            2005
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income/(loss)                            $  213,235     $   (85,110)
                                             ___________     ___________


 Adjustments to reconcile net income/(loss) to cash flows provided by operating activities:

   Depreciation                                   76,030          72,628
   Stock option compensation                      41,908            -
   Amortization of intangible assets              33,012          41,760
   Write-down of inventories                        -             20,000
   Deferred income tax provision                  96,210             495
   Provision for doubtful accounts                44,316          22,222

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (465,846)        260,542
     Inventories                                (156,958)       (712,321)
     Income taxes receivable/payable              22,893         (48,566)
     Prepaid expenses
      and other current assets                   163,316         259,311
     Other assets                                 80,035         214,537
     Accounts payable and accrued expenses       441,860         251,249
                                             ___________     ___________

     Total adjustments                           376,776         381,857
                                             ___________     ___________
Net cash flows provided
 by operating activities                         590,011         296,747
                                             ___________     ___________





See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended June 30,
                                             ____________________________

                                                 2006             2005
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       462,559          652,221

 Purchase of property, plant
  and equipment                                  (27,739)        (160,300)
                                             ___________      ___________
Net cash flows provided by
 investing activities                            434,820          491,921
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (555,000)        (555,000)

 Dividends paid                                 (175,592)        (175,594)
                                              ___________      ___________
Net cash flows used in
 financing activities                           (730,592)        (730,594)
                                             ___________      ___________
 INCREASE IN CASH
  AND CASH EQUIVALENTS                           294,239           58,074

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           5,602,762        4,402,463
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 5,897,001      $ 4,460,537
                                             ===========      ===========

Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $    22,789      $    31,025
                                             ===========      ===========
          Income taxes paid                  $    33,381      $    22,016
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2006 AND 2005


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

     The results of operations for the three and six month periods ended June 30, 2006 is not necessarily indicative of the results to be achieved for the year ending December 31, 2006. The December 31, 2005 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities after 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of June 30, 2006 and December 31, 2005 were approximately $5,329,000 and $5,095,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

                                         June 30,          December 31,
                                          2006                 2005
                                      ____________         ____________
Raw materials                         $  1,612,424         $  1,692,277
Packaging and components                 2,178,230            2,238,763
Work in progress                           570,421              454,217
Finished goods                           3,499,836            3,402,742
                                      ____________         ____________
                                         7,860,911            7,787,999
Less: Amount included in
      other assets                      (1,555,686)          (1,639,732)
                                      ____________         ____________
                                      $  6,305,225         $  6,148,267
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,392,041 and 4,389,805, respectively, for the six months ended June 30, 2006 and 2005. For the three months ended June 30, 2006 and 2005, the weighted average number of shares outstanding was 4,392,041 and 4,389,805, respectively. For the six months ended June 30, 2006 and 2005, the Company had 396,178 and 355,298 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three month period ended June 30, 2006. Stock options were not included in the calculation of earnings per share for the six and three month periods ended June 30, 2005 because all options would be anti-dilutive as a result of the net loss for the respective periods.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2006 AND 2005

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized at June 30, 2006 relate to the estimated fair value at the grant date of 75,310 stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and recognized no compensation expense in net income for stock options granted and has elected the disclosure only provisions of FAS 123. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

     As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the six and three month periods ended June 30, 2006 was reduced because the Company recognized approximately $42,000 and $21,000, respectively, of compensation expense (included in Selling, General and Administrative Expenses) in the periods that stock options were granted. The impact on basic and diluted earnings per share for the six months and quarter ended June 30, 2006 was not material and the per share earnings remained at $.05 and $.03, respectively. For the six months and quarter ended June 30, 2005, no compensation expense was recorded for options granted in the period, as indicated above. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as at June 30, 2006:

              Life expectancy - Key Employee         10 years
              Life expectancy - Outside Director      5 years
              Risk-free interest rate                    5.2%
              Expected volatility                       61.1%
              Dividends per share                        2.1%
              Weighted average fair
               value at grant date                      $1.88

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2006 AND 2005

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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income/(Loss) Before Income Taxes as shown below reflects an allocation of corporate overhead expenses (based upon sales) incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income/(Loss) Before Income Taxes by reportable segment:

                                 NET SALES           NET SALES
                              _______________     _______________
                                 Six Months        Three Months
                               Ended June 30,      Ended June 30,
                                2006    2005        2006    2005
                              _______________     _______________
Professional                  $ 8,208 $ 8,311     $ 3,956 $ 4,056
Retail                          2,168   1,953       1,159     826
Manufacturing                   2,324   2,416       1,083   1,262
                              _______ _______     _______ _______
   Total                       12,700  12,680       6,198   6,144

Intercompany
  Manufacturing                (1,743) (2,107)       (837) (1,087)
                              _______ _______     _______ _______
   Consolidated               $10,957 $10,573     $ 5,361 $ 5,057
                              ======= =======     ======= =======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED JUNE 30, 2006 AND 2005


NOTE 2: SEGMENT INFORMATION (continued)


                              INCOME/(LOSS)        INCOME/(LOSS)
                              BEFORE INCOME        BEFORE INCOME
                                  TAXES                TAXES
                             _______________      _______________
                                Six Months          Three Months
                              Ended June 30,        Ended June 30,
                               2006    2005          2006    2005
                             _______________      _______________

Professional                 $   657 $  456       $  312   $  140
Retail                           350    (13)         303      (48)
Manufacturing                   (658)  (539)        (430)    (313)
                             _______ _______      ______   ______

 Consolidated                $   349 $  (96)      $  185   $ (221)
                             ======= =======      ======   ======

NOTE 3: COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at June 30, 2006, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2005.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2006 AND 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Six months ended June 30, 2006:

     For the six months ended June 30, 2006, net sales were $10,957,000, compared to $10,573,000 achieved in the corresponding six months of 2005. Gross profit for the six months ended June 30, 2006 was $4,572,000, compared to gross profit of $4,379,000 achieved for the corresponding six-month period in 2005. The increase in net sales and gross profit is the result of an increase in net sales of the Retail brands segment in addition to an increase in net sales of amenities. The overall gross profit for the six months ended June 30, 2006 was 41.7% as compared to 41.4% for the six months ended June 30, 2005.

     Selling, general and administrative ("SGA") expenses for the six months ended June 30, 2006 decreased by $212,000, to $4,286,000, when compared to the corresponding 2005 six-month period total of $4,498,000. This decrease can be attributed to a decline in rent expense as warehouse facilities were consolidated and/or reduced, as well as a decline in professional fees.

     Interest expense for the six months ended June 30, 2006 was $68,000, an increase of approximately $15,000 from the $53,000 incurred in the corresponding period of 2005. For the six months ended June 30, 2006, the Company accrued $45,000 in interest expense related to the Sorbie judgment, more than offsetting any decline in interest expense on our bank debt. While the Company believes it may ultimately prevail and/or settle for an amount substantially below the amount already accrued, management continues to accrue interest on the entire obligation because it can not predict the outcome of the litigation. Interest income of $106,000 for the six months ended June 30, 2006 was higher than the $51,000 earned in the corresponding six months of 2005 due to an increase in invested cash and the overall increase in interest rates. Other income includes royalty fees received from the licensing of Frances Denney products.

     Net income for the six-month period ended June 30, 2006 was $213,000, compared to a net loss of $85,000 for the six months ended June 30, 2005. Increased sales, an increased gross profit and a reduction in SGA expenses all contributed to income from operations of $285,000 for the six months ended June 30, 2006, compared to a loss from operations of $120,000 for the comparable period in 2005. Income taxes for the six months ended June 30, 2006 were $136,000, comprised of a net current state income tax provision of $28,000 and a deferred Federal income tax provision of $108,000.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2006 AND 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Basic and diluted earnings per share was $0.05 for the six months ended June 30, 2006, compared to a loss per share of $0.02 for the six ended June 30, 2005, based on a weighted average number of shares outstanding of 4,392,041 and 4,389,805, respectively.

     Three months ended June 30, 2006:

     For the three months ended June 30, 2006, net sales were $5,361,000, compared to $5,057,000 for the three months ended June 30, 2005, an increase of $304,000. Gross profit for the three months ended June 30, 2006 was $2,354,000, compared to gross profit of $2,019,000 achieved for the corresponding three-month period in 2005. As indicated above, similarly to the six-month period ended June 30, 2006, the increase in net sales and gross profit is a result of an increase in net sales of the Retail brands segment. The gross profit for the three months ended June 30, 2006 was 43.9% as compared to 39.9% for the three months ended June 30, 2005, due in a large part to the favorable change in the sales mix.

     Selling, general and administrative expenses for the three months ended June 30, 2006 decreased by $47,000, from $2,255,000 to $2,208,000, when compared to the corresponding three-month period of 2005.

     Interest income for the three-month period ended June 30, 2006 was $63,000, an increase of approximately $39,000 when compared to $24,000 earned in the corresponding three-month period of 2005, primarily as a result of rising interest rates.

     The income tax expense for the three months ended June 30, 2006 was $69,000 compared to a net income tax benefit of $62,000 for the three-month period ended June 30, 2005. For the three months ended June 30, 2006, net income was $116,000 compared to a net loss of $159,000 for the corresponding period in 2005. Basic and diluted earnings per share was $0.03 for the three months ended June 30, 2006 and a net loss per share of $0.04 for the three months ended June 30, 2005, based on a weighted average number of shares of 4,392,041 and 4,389,805, respectively.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $294,000 from December 31, 2005, to $5,897,000 at June 30, 2006. Total cash of $8,770,000 at June 30, 2006 includes $2,873,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. Accounts receivable were $1,853,000 at June 30, 2006, an increase of $421,000 from the $1,432,000 at December 31, 2005 due to the increased level of sales; inventories increased

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2006 AND 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $157,000 from $6,148,000 at December 31, 2005 to $6,305,000 at June 30, 2006, as the Company increased inventory levels for anticipated third-quarter sales.

     Total current assets at June 30, 2006 were $17,077,000 compared to $16,853,000 at December 31, 2005. Working capital increased $337,000 when compared to December 31, 2005. The Company is still negotiating construction of additional warehouse facilities on the Tampa, Florida manufacturing property, estimated to cost approximately $1,000,000. As has been the case in the past, the bulk of the Company's insurance policies renew in July; as a result, it is anticipated that approximately $350,000 will be paid in the third quarter of 2006 for these renewals. Other than the above, the Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

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

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                        JUNE 30, 2006 AND 2005


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

     The material weakness in our internal controls over financial reporting as of June 30, 2006 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our previous independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of June 30, 2006.

     (b) CHANGES IN INTERNAL CONTROLS: No change in the Company's internal control over financial reporting occurred during this reporting period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, management of the Company, as well as the Audit Committee, recognizes that current staffing levels will have to be enhanced and/or institute arrangements with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                           JUNE 30, 2006 AND 2005


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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
August 14, 2006




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
August 14, 2006