Form 10-Q
period 2006-09-30
STEPHAN CO
filed 2006-11-13
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended: September 30, 2006


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

         Approximate number of shares of Common Stock outstanding
                          as of November 1, 2006:


                                 4,389,805





                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2006

                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2006 and December 31, 2005        5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the nine months ended
           September 30, 2006 and 2005                            7

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           September 30, 2006 and 2005                            8

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2006 and 2005                           9-10

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 11-16

           ITEM 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     17-20

           ITEM 3.    Quantitative and Qualitative
                      Disclosure About Market Risk                20

           ITEM 4.    Controls and Procedures                   20-21


PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings                           22

           ITEM 6.    Exhibits                                    22


SIGNATURES                                                        23

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2006


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

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              SEPTEMBER 30, 2006


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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                             September 30,   December 31,
                                                 2006            2005
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 6,231,566    $  5,602,762

 Restricted cash                                1,112,074       3,335,557

 Accounts receivable, net                       2,292,675       1,431,650

 Inventories                                    6,096,707       6,148,267

 Income taxes receivable                             -             22,893

 Prepaid expenses and
  other current assets                            389,958         311,905
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        16,122,980      16,853,034

RESTRICTED CASH                                 1,387,500            -

PROPERTY, PLANT AND EQUIPMENT, net              1,612,243       1,682,951

GOODWILL, net                                   4,013,458       4,013,458

TRADEMARKS, net                                 8,364,809       8,364,809

DEFERRED ACQUISITION COSTS, net                    92,667         142,185

OTHER ASSETS, net                               1,371,027       1,721,169
                                             ____________    ____________

   TOTAL ASSETS                              $ 32,964,684    $ 32,777,606
                                             ============    ============


    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,    December 31,
                                                2006             2005
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,189,538      $  2,002,728

 Current portion of
  long-term debt                              1,110,000         3,237,500

 Income taxes payable                            43,600              -
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,343,138         5,240,228

DEFERRED INCOME TAXES, net                    1,656,823         1,343,257

LONG-TERM DEBT, less current maturities       1,387,500              -
                                           ____________      ____________

   TOTAL LIABILITIES                          6,387,461         6,583,485
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid in capital                 17,623,735        17,556,731
  Retained earnings                           8,909,590         8,593,492
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 26,577,223        26,194,121
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 32,964,684      $ 32,777,606
                                           ============      ============




    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Nine Months Ended
                                                     September 30,
                                            ______________________________

                                                 2006             2005
                                             ____________     ____________

NET SALES                                    $ 17,054,155     $ 17,141,001

COST OF GOODS SOLD                              9,910,822       10,437,736
                                              ___________      ___________
GROSS PROFIT                                    7,143,333        6,703,265

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       6,231,099        6,712,074
                                              ___________     ____________
OPERATING INCOME/(LOSS)                           912,234           (8,809)

OTHER INCOME(EXPENSE)
  Interest income                                 155,312           86,061
  Interest expense                               (110,580)         (74,122)
  Other income, net                                37,500           37,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        994,466           40,630

INCOME TAX EXPENSE                                414,979           31,884
                                              ___________      ___________

NET INCOME                                    $   579,487      $     8,746
                                              ===========      ===========


BASIC AND DILUTED EARNINGS PER SHARE          $       .13      $       .00

                                              ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,391,052        4,401,454
                                              ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                    September 30,
                                            _____________________________

                                                 2006            2005
                                            ____________     ____________

NET SALES                                    $ 6,097,238      $ 6,567,510

COST OF GOODS SOLD                             3,525,412        4,242,746
                                             ___________      ___________

GROSS PROFIT                                   2,571,826        2,324,764

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      1,945,022        2,214,012
                                             ___________     ____________

OPERATING INCOME                                 626,804          110,752

OTHER INCOME(EXPENSE)
  Interest income                                 48,919           34,567
  Interest expense                               (42,604)         (20,925)
  Other income, net                               12,500           12,500
                                             ___________      ___________

INCOME BEFORE INCOME TAXES                       645,619          136,894

INCOME TAX EXPENSE                               279,367           43,038
                                             ___________      ___________


NET INCOME                                   $   366,252      $    93,856
                                             ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE         $       .08      $       .02
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        4,391,052        4,401,454
                                             ===========      ===========





    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Nine Months Ended
                                                    September 30,
                                             ___________________________

                                                 2006            2005
                                             ___________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                   $  579,487      $     8,746
                                             ___________     ____________

 Adjustments to reconcile net income
  to cash flows provided by
  operating activities:

   Depreciation                                  108,931         108,302
   Stock option compensation                      67,004            -
   Amortization of intangible assets              49,518          55,711
   Write-down of inventories                        -             60,000
   Deferred income tax provision                 313,566           3,948
   Provision for doubtful accounts                55,774          24,414

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (916,799)       (579,162)
     Inventories                                  51,560         370,470
     Income taxes receivable/payable              66,493         (25,020)
     Prepaid expenses
      and other current assets                   (78,053)         87,768
     Other assets                                350,142         146,712
     Accounts payable and accrued expenses       186,810         422,445
                                             ___________     ___________

     Total adjustments                           254,946         675,588
                                             ___________     ___________
Net cash flows provided
 by operating activities                         834,433         684,334
                                             ___________     ___________




See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                     September 30,
                                             ____________________________

                                                 2006             2005
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       835,983          929,945

 Purchase of property, plant
  and equipment                                  (38,223)        (179,784)
                                             ___________      ___________
Net cash flows provided by
 investing activities                            797,760          750,161
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (740,000)        (832,500)

 Dividends paid                                 (263,389)        (263,390)
                                              ___________      ___________
Net cash flows used in
 financing activities                         (1,003,389)      (1,095,890)
                                             ___________      ___________
 INCREASE IN CASH AND
  CASH EQUIVALENTS                               628,804          338,605

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           5,602,762        4,402,463
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 6,231,566      $ 4,741,068
                                             ===========      ===========
Supplemental Disclosures of
 Cash Flow Information:

          Interest paid                      $    32,641      $    45,387
                                             ===========      ===========
          Income taxes paid                  $    35,178      $    45,771
                                             ===========      ===========




    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005


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

     The results of operations for the three and nine month periods ended September 30, 2006 is not necessarily indicative of the results to be achieved for the year ending December 31, 2006. The December 31, 2005 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, money market investment accounts and short-term instruments having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of September 30, 2006 and December 31, 2005 were approximately $5,812,000 and $5,095,000, respectively.

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

                                      September 30,        December 31,
                                          2006                 2005
                                      ____________         ____________
Raw materials                         $  1,490,079         $  1,692,277
Packaging and components                 2,189,540            2,238,763
Work in progress                           530,170              454,217
Finished goods                           3,177,534            3,402,742
                                      ____________         ____________
                                         7,387,323            7,787,999
Less: Amount included in
      other assets                      (1,290,616)          (1,639,732)
                                      ____________         ____________
                                      $  6,096,707         $  6,148,267
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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,391,052 and 4,401,454, respectively, for both the nine-month and three-month periods ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, the Company had 396,178 and 351,240 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have any impact on the earnings per share for the three month period ended September 30, 2006.

         STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"), and chose to utilize the modified prospective transition method. Under this method, compensation costs

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

recognized at September 30, 2006 relate to the estimated fair value at the grant date of 75,310 stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and recognized no compensation expense in net income for stock options granted and has elected the disclosure only provisions of FAS 123. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006 have not been restated to reflect the adoption of FAS 123R. The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

     As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the nine and three month periods ended September 30, 2006 was reduced due to the Company's recognition of approximately $67,000 and $25,000, respectively, of compensation expense (included in Selling, General and Administrative Expenses) in the periods that stock options were granted. The impact on basic and diluted earnings per share for the nine months and quarter ended September 30, 2006 was not material and the per share earnings remained at $.13 and $.08, respectively. For the nine months and quarter ended September 30, 2005, no compensation expense was recorded for options granted in the period, as indicated above. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as at September 30, 2006:

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

     NEW FINANCIAL ACCOUNTING STANDARDS: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3", effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140", effective for events occurring after the first fiscal year that begins after September 15, 2006. In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140", also effective for the first fiscal year that begins after September 15, 2006. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures in connection therewith. The effect of these statements on the Company's consolidated financial statements will be determined based upon the nature and significance of future events, if any, that would be subject to these statements.

     In July 2006 the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, provided that that position is more likely than not of being sustained on audit. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that FIN 48 will have any adverse effect on our financial statements.

NOTE 2: SEGMENT INFORMATION

     The Company has identified three reportable operating segments based upon the manner in which its management evaluates its business. These segments are Professional Hair Care Products and Distribution ("Professional"), Retail Personal Care Products ("Retail") and "Manufacturing". The Professional segment has a customer base consisting generally of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. The customer base for the Retail segment consists of mass merchandisers, chain drug stores and supermarkets that sell products to end-users. The Manufacturing segment manufactures products for different subsidiaries of the Company and manufactures private label brands for customers.

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2: SEGMENT INFORMATION (continued)

sales. Income/(Loss) Before Income Taxes as shown below reflects an allocation of corporate overhead expenses (based upon sales) incurred by the Manufacturing segment. The following tables, in thousands, summarize Net Sales and Income/(Loss) Before Income Taxes by reportable segment:


                                 NET SALES           NET SALES
                              _______________     _______________
                                Nine Months         Three Months
                               Ended Sept. 30,     Ended Sept. 30,
                                2006    2005        2006    2005
                              _______________     _______________
Professional                  $12,906 $13,377     $ 4,698 $ 5,065
Retail                          3,279   3,221       1,111   1,269
Manufacturing                   3,505   4,058       1,181   1,642
                              _______ _______     _______ _______
   Total                       19,690  20,656       6,990   7,976

Intercompany
  Manufacturing                (2,636) (3,515)       (893) (1,408)
                              _______ _______     _______ _______
   Consolidated               $17,054 $17,141     $ 6,097 $ 6,568
                              ======= =======     ======= =======

                               INCOME/(LOSS)        INCOME/(LOSS)
                               BEFORE INCOME        BEFORE INCOME
                                   TAXES                TAXES
                              _______________      _______________
                                Nine Months          Three Months
                              Ended Sept. 30,       Ended Sept. 30,
                                2006    2005         2006    2005
                              _______________      _______________

Professional                  $   693 $  702       $  384  $  246
Retail                            398    (25)         301     (12)
Manufacturing                    ( 97)  (636)        ( 39)    (97)
                              _______ _______      ______  ______

 Consolidated                 $   994 $   41       $  646  $  137
                              ======= =======      ======  ======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 3: LONG-TERM DEBT

     On September 26, 2006, the Company finalized a recasting of the Wachovia Bank balloon payment due in August 2006. Under the terms of the loan modification agreement, the $2,497,500 that was due will continue to be paid in installment payments of $92,500, plus interest, monthly until the obligation is satisfied in January 2009. The interest rate remained the same, at 50 basis points above the rate of interest paid on the cash collateral. In connection with this modification, $1,387,500 of restricted cash has been reclassified to long-term as of September 30, 2006.

NOTE 4: COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at September 30, 2006, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's filing of its Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2005.

                   THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2006 AND 2005


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Nine months ended September 30, 2006:

     For the nine months ended September 30, 2006, net sales were $17,054,000, compared to $17,141,000 achieved in the corresponding nine-month period of 2005. The decrease in net sales was primarily a result of lower Professional sales in the third quarter of 2006. Gross profit for the nine months ended September 30, 2006 was $7,143,000, compared to gross profit of $6,703,000 achieved for the corresponding nine-month period in 2005. The increase in gross profit was the result of an overall change in the sales mix, especially in the third quarter of 2006. An increase in private label manufacturing and sales of certain retail brands, coupled with a decline in Professional hard goods sales had the effect of increasing our gross profit for both the three and nine month periods ended September 30, 2006. The overall gross profit for the nine months ended September 30, 2006 was 41.9% as compared to 39.1% for the nine months ended September 30, 2005.

     Selling, general and administrative ("SGA") expenses for the nine months ended September 30, 2006 decreased by $481,000, to $6,231,000, when compared to the corresponding 2005 nine-month period total of $6,712,000. This decrease can be attributed to a decline in rent expense as warehouse facilities were consolidated and/or reduced, as well as a decline in professional fees.

     Interest expense for the nine months ended September 30, 2006 was $111,000, an increase of approximately $37,000 from the $74,000 incurred in the corresponding period of 2005. For the nine months ended September 30, 2006, we accrued $78,000 in interest expense related to a previously disclosed arbitration award, more than offsetting any decline in interest expense on our bank debt. While our management believes we may ultimately prevail and/or settle for an amount substantially below the amount already accrued, our management continues to accrue interest on the entire obligation because it cannot predict the outcome of the litigation. Interest income of $155,000 for the nine months ended September 30, 2006 was higher than the $86,000 earned in the corresponding nine months of 2005 due to an increase in invested cash and the overall increase in interest rates. Other income includes royalty fees received from the licensing of our Frances Denney products.

     Net income for the nine-month period ended September 30, 2006 was $579,000, compared to net income of $9,000 for the nine months ended September 30, 2005. An increase in gross profit and a reduction in SGA

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2006 AND 2005


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expenses all contributed to income from operations of $912,000 for the nine months ended September 30, 2006, compared to a loss from operations of $9,000 for the comparable period in 2005. Income taxes for the nine months ended September 30, 2006 were $415,000, comprised of a net current state income tax provision of $102,000 and a deferred Federal income tax provision of $313,000.

     Basic and diluted earnings per share was $0.13 for the nine months ended September 30, 2006, compared to $0.00 for the nine months ended September 30, 2005, based on a weighted average number of shares outstanding of 4,391,052 and 4,401,454, respectively.

     Three months ended September 30, 2006:

     For the three months ended September 30, 2006, net sales were $6,097,000, compared to $6,568,000 for the three months ended September 30, 2005, a decrease of $471,000. Gross profit for the three months ended September 30, 2006 was $2,572,000, compared to gross profit of $2,325,000 achieved for the corresponding three-month period in 2005. As indicated above, similarly to the nine-month period ended September 30, 2006, the increase in gross profit was the result of an overall change in the sales mix. The gross profit margin for the three months ended September 30, 2006 was 42.2% as compared to 35.4% for the three months ended September 30, 2005.

     SGA expenses for the three months ended September 30, 2006 decreased by $269,000, from $2,214,000 to $1,945,000, when compared to the corresponding three-month period of 2005.

     Interest income for the three-month period ended September 30, 2006 was $49,000, an increase of approximately $14,000 when compared to $35,000 earned in the corresponding three-month period of 2005, primarily as a result of rising interest rates.

     The income tax expense for the three months ended September 30, 2006 was $279,000 compared to $43,000 for the three-month period ended September 30, 2005. For the three months ended September 30, 2006, net income was $366,000 compared to $94,000 for the corresponding period in 2005. Basic and diluted earnings per share was $0.08 for the three months ended September 30, 2006 compared to $0.02 for the three months ended September 30, 2005, based on a weighted average number of shares of 4,391,052 and 4,401,454, respectively.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2006 AND 2005


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $629,000 from December 31, 2005, to $6,232,000 at September 30, 2006. Total cash of $8,731,000 at September 30, 2006 includes $2,500,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. Accounts receivable were $2,293,000 at September 30, 2006, an increase of $861,000 from the $1,432,000 at December 31, 2005 due to the increased level of sales in the third quarter when compared to the fourth quarter of 2005; inventories decreased approximately $52,000 from $6,148,000 at December 31, 2005 to $6,097,000 at September 30, 2006.

     Total current assets at September 30, 2006 were $16,123,000 compared to $16,853,000 at December 31, 2005. Working capital increased $1,167,000 when compared to December 31, 2005 as a result of our formal recasting of the Wachovia Bank balloon payment due in August 2006. Under the terms of the loan modification signed in the third quarter of 2006 (filed as Exhibit
10.1 hereto), we will continue to make the same installment payment of $92,500, plus interest, monthly until the obligation is satisfied in January 2009. The interest rate remained the same, at 50 basis points above the rate of interest paid on the cash collateral.

     In August 2006, under the terms of a two-year lease, we leased ware-house space in Tampa, Florida, replacing an existing leased facility of similar size. Monthly rental and other terms remained similar to the previous lease.

     As has been the case in the past, the bulk of our insurance policies come up for renewal in July; as a result, our prepaid expenses increased. Other than the above, we do not anticipate any significant capital expenditures in the near term and our management believes that there is sufficient cash on hand and working capital to satisfy upcoming requirements.

     The Company does not have any off-balance sheet financing or similar arrangements.

NEW FINANCIAL ACCOUNTING STANDARDS

     See Note 1 to the Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2006 AND 2005


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

     The material weakness in our internal controls over financial reporting as of September 30, 2006 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a

                  THE STEPHAN CO. AND SUBSIDIARIES
               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934
                      SEPTEMBER 30, 2006 AND 2005


ITEM 4.  CONTROLS AND PROCEDURES (continued)

sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our previous independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of September 30, 2006.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                         SEPTEMBER 30, 2006 AND 2005


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings.

     Other than the above, there has been no material change in the status of any other pending litigation since our last periodic report.


ITEM 6.  EXHIBITS

          10.1     Loan Modification Agreement with Wachovia Bank

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
November 13, 2006




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
November 13, 2006