Form 10-K
period 2006-12-31
STEPHAN CO
filed 2007-04-18
CIK 94056

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                                FORM 10-K



          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2006



                       Commission File No. 1-4436


                             THE STEPHAN CO.
  _______________________________________________________________
        (Exact Name of Registrant as Specified in its Charter)


               Florida                              59-0676812
  ________________________________              __________________
   (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)               Identification No.)


     1850 West McNab Road, Fort Lauderdale, Florida     33309
  _______________________________________________________________
    (Address of principal executive offices)        (Zip Code)

Registrant's Telephone Number, including Area Code: (954) 971-0600
                                                     _____________


    Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Class           Name of Exchange on Which Registered
___________________     _________________________________________
   Common Stock,                 AMERICAN STOCK EXCHANGE
   $.01 Par Value


Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  YES [ ]     NO [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  YES [ ]     NO [X]




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.  YES [X]     NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES [ ]     NO [X]

The aggregate market value of the voting and non-voting common equity shares held by non-affiliates as of June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter was $9,742,912, based upon the reported sale price of $3.15 per share on the American Stock Exchange on such date.

The above amount excludes shares held by all executive officers and directors of the Registrant

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

4,389,805 Shares of Common Stock, $.01 Par Value, as of March 30, 2007

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

  NONE

                    THE STEPHAN CO. AND SUBSIDIARIES
                         INDEX TO ANNUAL REPORT
                             ON FORM 10-K




                                                                      Page
PART I                                                               ______

Item 1:   Business...................................................   5
Item 1A:  Risk Factors...............................................   9
Item 1B:  Unresolved Staff Comments..................................  15
Item 2:   Properties.................................................  15
Item 3:   Legal Proceedings..........................................  16
Item 4:   Submission of Matters to a Vote of Security Holders........  17

PART II

Item 5:   Market for the Registrant's Common Equity, Related Stock-
           holder Matters and Issuer Purchases of Equity  Securities.  18
Item 6:   Selected Financial Data....................................  19
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  20
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.  27
Item 8:   Financial Statements and Supplementary Data................  27
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  27
Item 9A:  Controls and Procedures....................................  27
Item 9B:  Other Information..........................................  28

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.....  29
Item 11:  Executive Compensation.....................................  29
Item 12:  Security Ownership of Certain Beneficial Owners,
           Management and Related Stockholder matters................  29
Item 13:  Certain Relationships and Related Transactions, and
           Director Independence.....................................  29
Item 14:  Principal Accountant Fees and Services.....................  29

PART IV

Item 15:  Exhibits and Financial Statement Schedules................   30

Signatures..........................................................   33

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

Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, the results of the audit and review processes performed by our independent auditors with respect to our Form 10-K for the year ended December 31, 2006; our ability to satisfactorily address any material weakness in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management's response to these factors, and other factors that may be more fully described in the Company's literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

Item 1.  Business

  GENERAL

     The Company, founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. The Company is comprised of The Stephan Co. ("Stephan") and its nine wholly-owned operating subsidiaries, Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc. and Lee Stafford Beauty Group, Inc.

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

     We also manufacture and sell products under the brand name "STEPHAN'S". Such products consist of different types of shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray which are distributed throughout the United States to approximately 350 beauty and barber distributors and are included in our Professional segment. Our trademark, "STEPHAN'S," and the design utilized thereby have been registered with the United States Patent and Trademark Office, which registration is due for renewal in November 2011. Retail brand sales of Stephan, including the Frances Denney product line, accounted for approximately $2,797,000 of the Company's 2006 net sales.

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

     No single customer accounted for more than 10% of our consolidated revenues in 2006. Private label production, which is the manufacturing of products marketed and sold under the brand names of customers of the Company, was not material in 2006.

  OLD 97 COMPANY.

     Old 97 Company ("Old 97"), a wholly-owned subsidiary of the Company, located in Tampa, Florida, markets products under brand names such as OLD 97, KNIGHTS, and TAMMY. In addition to selling more than 100 different products, including hair and skin care products, fragrances, personal grooming aids and household items, Old 97 serves as an additional manufacturing facility for our products. The Tampa facility manufac-tures most of the products sold under the Frances Denney line, all the talc manufactured for the Cashmere Bouquet and Quinsana brands, as well as all the other retail hair and skin care brands sold by Stephan, Stephan Distributing, Inc. and Sorbie Distributing Corporation. Old 97 also manufactures private label products for customers and sales, which were not material, are included in the Manufacturing segment of our business.

 WILLIAMSPORT BARBER AND BEAUTY CORP.

     Williamsport Barber and Beauty Corp. ("Williamsport"), a wholly-owned subsidiary of the Company, is located in Williamsport, Pennsylvania. Williamsport, a mail order beauty and barber supply company, with net sales of approximately $3,968,000 in 2006, accounted for approximately 18.2% of our consolidated revenues for the year and are included in the Professional business segment.

  STEPHAN & CO.

     Stephan & Co., a wholly-owned subsidiary, has focused on the distribution of personal care amenity products to resorts, spas and cruise ship lines. For the year ended December 31, 2006, Stephan & Co. had net sales of approximately $588,000.

  SCIENTIFIC RESEARCH PRODUCTS, INC. OF DELAWARE.

     Scientific Research Products, Inc. of Delaware ("Scientific") is a wholly-owned subsidiary, which accounted for 6.3% of our consolidated revenues in 2006, with net sales of approximately $1,380,000. The majority of the sales of Scientific are included in the Retail business segment.

  SORBIE DISTRIBUTING CORPORATION

     Sorbie Distributing Corporation ("Sorbie") is a wholly-owned subsidiary and a distributor of a professional line of hair care products sold to salons in the United States and Canada through a network of distributors. Net sales of Sorbie hair care products in 2006 were approximately $469,000, and are included in the Professional segment of the Company's business.

  STEPHAN DISTRIBUTING, INC.

     Stephan Distributing, Inc., wholly-owned subsidiary, distributes a professional hair care line of products marketed under the brand name "Image," and a retail hair care line marketed under the brand name "Stiff Stuff." Sales of Image professional brands amounted to approximately 4.2% of consolidated revenues, or approximately $926,000 of net sales for the year ended December 31, 2006. Sales of New Image products are included in the Company's Professional business segment while sales of the Modern line are included in the Company's Retail business segment.

  MORRIS FLAMINGO-STEPHAN, INC.

     Morris-Flamingo, Inc. ("Morris Flamingo") is a beauty and barber distributor, which markets its products utilizing catalogs published under the Morris Flamingo brand name as well as the Major Advance brand name. Net sales for the year ended December 31, 2006 were approximately $10,550,000, accounting for approximately 48.3% of our consolidated revenues, and are included in the Professional segment of the Company's business.

  AMERICAN MANICURE, INC.

     American Manicure, Inc. was established in June, 2005 to acquire the assets and business of AM Laboratories, Inc., a company that distributed

"Natural" and "French" nail polish manicure kits to other distributors and salons. For the year ended December 31, 2006, net sales were approximately $256,000.

  LEE STAFFORD BEAUTY GROUP, INC.

     Incorporated in late 2005, Lee Stafford Beauty Group, Inc. was formed to act as the exclusive manufacturer, marketer and distributor of the Lee Stafford brand of hair care products in the United States. Lee Stafford is a well-known hairdresser in Great Britain, with salons in London, Essex and Brighton, as well as an upscale, unique product line distributed not only in the United Kingdom, but also Europe, Australia and several other countries. Sales for this company was nominal in 2006.

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

  BACKLOG

     As of December 31, 2006 the Company did not have any significant amount of backlog orders.

  RESEARCH AND DEVELOPMENT

     During each of the three prior fiscal years ending December 31, 2006, expenditures on Company sponsored research relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material and were expensed as incurred.

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

  EMPLOYEES

     As of December 31, 2006, in addition to its four executive officers, the Company and its subsidiaries employed 98 people engaged in the production, warehousing and distribution of its products. Although we do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. No significant number of employees are covered by collective bargaining agreements and the Company believes its employee relationships are satisfactory.

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

Our success depends on our ability to anticipate and respond to changing consumer preferences.

The markets in which our products compete are characterized by constant product innovation and changing consumer preferences. We believe that our success depends in large part upon our ability to anticipate and respond to changing consumer demands in a timely manner and to continually appeal to our target consumers. Any failure to offer products that respond to changing consumer preferences, or a shift in consumer preferences away from our products, could adversely affect retail and consumer acceptance of our products and have an adverse affect on our sales and our results of operations.

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

We are exposed to certain inventory risks.

Our business is subject to the risk that the value of our inventory will be affected adversely by our suppliers' price reductions or by product changes affecting the usefulness or desirability of the products comprising our inventory. We take various actions, including monitoring our inventory levels and controlling the timing of purchases to reduce our inventory risk. We are subject to the risk that our inventory values may decline in value. In addition, the failure of anticipated orders to materialize could result in our holding a significant amount of unsold inventories. We may be required to offer sales discounts or other incentives to our customers in order to sell such inventories or to write down the carrying value of inventories we are unable to sell. Any such sales discounts or customer incentives or inventory write-downs could have an adverse affect on our sales and our results of operations.

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

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

The Company's goodwill and intangible assets were approximately $5,748,000 at December 31, 2006, and represented approximately 22% of total assets. For the years ended December 31, 2006 and 2004, the Company incurred impairment losses of $6,706,000 and $2,145,000, respectively, in connection with the valuation of intangible assets. Because of the continued significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
If we lose key personnel, or fail to attract and retain qualified experienced personnel, we may be unable achieve the Company's continuing objectives.
     We believe that the future success of the Company depends upon the continued contributions of our highly qualified management personnel and on our ability to attract and retain those personnel. These individuals have developed strong relationships with customers and suppliers. There can be no assurance that our current employees will continue to work for us or that we will be able to hire the additional personnel necessary for our continued growth. The Company's future growth and success depends on our ability to identify, hire, train and retain qualified managerial personnel.

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

     Pursuant to SOX 404, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management's assessment of and operating effectiveness of internal control over financial reporting. The effective implementation date of SOX 404 has been postponed for non-accelerated filers such as The Stephan Co. until the first year ending on or after December 15, 2007 and Auditor reporting requirements become effective for fiscal years ending on or after December 15, 2008. We have a substantial effort ahead of us to complete the documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of control deficiencies identified in these efforts and management testing of the design and operation of internal control. Management has estimated that the costs associated with the implementation of SOX 404 will be material and may very well have an adverse effect on the financial position, results of operations and cash flows of the Company.

Failure to comply with laws and government regulations could adversely affect our ability to operate our business.

     Many of our activities are regulated by federal and state statutes and regulations. The manufacture, formulation, packaging, labeling, distribution and advertising of our cosmetic, Over the Counter ("OTC") drug and device products are subject to regulation by one or more federal and/or state agencies, including but not limited to the Food and Drug Administration ("FDA"), the Department of Transportation ("DOT"), the Florida Department of Health ("FL DOH"), the Occupational Safety and Health Administration ("OSHA"), the Environmental Protection Agency ("EPA") as well as by foreign governments where we distribute some of our products. Failure to comply with the rules or regulations established by these agencies could subject us to enforcement actions or other consequences.
For example, noncompliance with applicable FDA policies or requirements could subject us to suspensions of manufacturing or distribution of products, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending product registrations or withdrawal of product manufacturing permits. Likewise, our manufacturing facilities are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted if a regulatory authority is unsatisfied with the results of any inspection. Any interruptions of this type could result in materially reduced sales of our products or increased manufacturing costs. Further, failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

An increase in product liability claims or product recalls could harm our business.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance, however, we cannot be assured that the level or breadth of any insurance coverage will suffice to fully cover all potential claims. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

                                     14
     Product recalls or product field alerts may be issued at our discretion or the discretion of the FDA or other governmental agencies having regulatory authority over OTC drug, device and/or cosmetic product manufacture, formulation, packaging, labeling, distribution or advertising. Any recall or product field alert has the potential of damaging the reputation of the product or our reputation and/or having a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B:  Unresolved Staff Comments

     None

Item 2.  Properties

     Our administrative, manufacturing and warehousing facilities are located in a building of approximately 33,000 square feet, owned by the Company, located at 1850 West McNab Road, Fort Lauderdale, Florida 33309. The Company utilizes approximately two-thirds of the space for the manufacture and warehousing of our products. The remainder of the space is utilized by the Company for its executive and administrative offices. The Company also owns certain machinery and equipment used in the manufacture of our products that are stored in the facility in Fort Lauderdale, Florida. In addition to this facility, effective May 1, 2006, the Company leases approximately 10,000 square feet of warehouse space located at 3137 N.W. 25th Avenue, Pompano Beach, Florida 33069, under the terms of a one year lease, for approximately $7,300 per month.

     Old 97 owns three buildings totaling approximately 42,000 square feet of space, one of which is located at 2306 35th Street, Tampa, Florida 33605. This building is utilized by Old 97 in the manufacture of its various product lines. It also owns two buildings located at 4829 East Broadway Avenue, Tampa, Florida 33605. One building, comprising 10,500 square feet, is being used for office facilities and order fulfillment for the Frances Denney line. The second building, consisting of approximately 30,000 square feet, is used as a warehouse and distribution facility. In addition to the above facilities, Old 97 leases approximately 31,500 square feet of warehouse space located at 3906 East 21st Avenue, Tampa, Florida 33605, under the terms of a two-year lease ending July 31, 2008, for approximately $13,200 per month.

     The Company leases office and warehouse space of approximately 6,000 square feet in Williamsport, Pennsylvania pursuant to a five-year lease expiring January 31, 2012. Monthly rent in the amount of $2,400 is payable to the former owner of Williamsport Barber Supply and the Company has the right to terminate the lease upon 30-days notice.

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

     On July 6, 2005, the landlord notified the Company that its interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Shaheen & Co., Inc. (Plaintiff) v The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening of the marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company's minimum lease obligation would amount to $303,000 in each of the years 2007 through 2011 and approximately $1,360,000 thereafter.

Item 3.  Legal Proceedings

     In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of our management that none of such matters, at December 31, 2006, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows.

     For a description of certain legal proceedings involving the Company and a shareholder, see Item 2. Properties above.

     In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. ("TSI") instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. ("SAC"). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the year ended December 31, 2006, reflect a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor

Sorbie of America, Inc. and Sorbie Distributing Corporation. The Company is vigorously defending this legal action against TSI. While management believes we may ultimately prevail and/or settle for an amount substantially below the amount already accrued, management continues to accrue interest on the entire obligation because, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

     In 1997, the Company's wholly-owned subsidiary, Stephan Distributing, Inc., acquired several product lines from New Image Laboratories, Inc. ("New Image"). The purchase price included a contingent payment of 125,000 shares of the Company's common stock payable upon the achievement of certain earnings levels. New Image commenced litigation against the Company seeking certain purchase price adjustments. The parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares, (subsequently, New Image elected to sell the Company its 60,000 shares for $285,000), (ii) Stephan was awarded $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (approximately $72,000) were distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, which was used to satisfy, in part, the award under (ii) above. As a result of this settlement, the Company recorded an expense of approximately $285,000 and the amount is reflected as a reduction of royalty and other income on the consolidated statement of operations for the year ended December 31, 2004. Also in 2004, the amount of the contingently returnable shares recorded in the financial statements of the Company was offset against additional paid in capital when the shares were retired.

Item 4.  Submission of Matters to a Vote of Security Holders

     On November 9, 2006, the Company held an Annual Meeting of Stock-holders to elect William Gross to another term as a Class III member of the Board of Directors and ratify the appointment of Goldstein Lewin & Co. as the Company's independent public accounting firm.

     The results of the voting, with 3,470,839 shares voted, was as follows: For the election of William Gross to another term; 2,922,692 for with 548,147 withheld and with respect to the ratification of Goldstein Lewin & Co.; 3,370,917 for, 96,772 against and 3,150 abstaining.

     No other business was presented for consideration at the Annual
Meeting.

                               PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

 (a)     Market Information

     The Company's Common Stock is listed on the American Stock Exchange (the "Exchange"). The following table sets forth the range of high and low sales prices for the Company's Common Stock for each quarterly period during the two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         _____________          ___________          ___________

         March 31, 2005            $ 5.10               $ 3.87
         June 30, 2005               4.70                 3.45
         September 30, 2005          4.70                 3.85
         December 31, 2005           4.10                 3.14
___________________________________________________________________________

         March 31, 2006           $  3.75               $ 3.31
         June 30, 2006               3.70                 3.05
         September 30, 2006          3.17                 2.91
         December 31, 2006           3.62                 2.96

 (b)     Holders

      As of March 30, 2007, the Company's Common Stock was held of record by approximately 345 holders. Additionally, the Company's Common Stock is believed to be held beneficially by approximately 695 shareholders in "street-name".

 (c)     Dividends

     The Company declared and paid cash dividends at the rate of $.02 per share for each quarter in 1996 through 2006. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs. The Company paid a special dividend of $2.00 per share on September 15, 2004, to holders of record on September 8, 2004.

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

Item 6.  Selected Financial Data

   2006      2005       2004       2003      2002
       (in thousands, except per share data)
                    ____________________________________________________

Net sales            $21,836    $22,262    $23,951    $25,336   $25,067

(Loss)/Income before
 income taxes and
 cumulative effect of
 change in accounting
 principle            (5,731)      (244)    (2,034)     1,487     1,400

(Loss)/Income before
 cumulative effect of
 change in accounting
 principle            (3,602)      (172)    (2,176)       760       503

Cumulative effect of
 change in accounting
 principle, net of tax   -         -          -          -       (6,762)

Net (loss)/income     (3,602)      (172)    (2,176)       760    (6,259)

Current assets        15,019     16,853     15,014     24,139    20,284

Total assets          26,766     32,778     34,719     48,063    47,655

Current
 liabilities           3,325      5,240      3,276      5,085     3,514

Long term debt         1,110       -         3,238      4,348     6,395

PER COMMON SHARE
  (Basic and Diluted): (a)

(Loss)/Income before
 cumulative effect of
 change in accounting
 principle              (.82)      (.04)      (.50)       .18       .12

Cumulative effect of
 change in accounting
 principle               -          -          -          -       (1.58)

 Net (loss)/income      (.82)      (.04)      (.50)       .18     (1.46)

 Cash dividends          .08        .08       2.08        .08       .08

                       Notes to Selected Financial Data

(a)	Net (loss)/income per common share is based upon the weighted average number of common shares outstanding in accordance with

Statement of Financial Accounting Standards No. 128. The weighted average number of diluted shares outstanding were 4,389,805 for 2006 and 2005, 4,348,908 for 2004, 4,312,711 for 2003, and 4,285,577 for 2002. The
weighted average number of basic shares outstanding were not significantly different in any of the aforementioned years.

The following data should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

              Selected Quarterly Financial Information (unaudited)
                     (in thousands, except per share data)


                             Quarter    Quarter    Quarter    Quarter
                              Ended      Ended      Ended      Ended
                             3/31/06    6/30/06    9/30/06   12/31/06
                             _______    _______    _______   ________
       Net sales             $ 5,596    $ 5,361    $ 6,097   $  4,782
       Gross profit            2,218      2,354      2,572      1,897
       Net income/(loss)          97        116        366     (4,181)
       Net income/(loss)
        per share                .02        .03        .08       (.95)


                             Quarter    Quarter    Quarter    Quarter
                              Ended      Ended      Ended      Ended
                             3/31/05    6/30/05    9/30/05   12/31/05
                             _______    _______    _______   ________
       Net sales             $ 5,517    $ 5,057    $ 6,568   $  5,120
       Gross profit            2,359      2,019      2,325      1,792
       Net income/(loss)          74       (159)        94       (181)
       Net income/(loss)
        per share                .02       (.04)       .02       (.04)


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO 2005
__________________________________________________

     For the year ended December 31, 2006, the Company incurred a net loss of approximately $3,602,000 as a result of a significant impairment to goodwill and other intangible assets in the Company's Retail "reporting unit", which includes the Frances Denney and LeKair brands, as well as the brands acquired from Colgate-Palmolive, Inc. ("CP") in December 1995.
Based upon a valuation analysis of intangible assets for the year ended December 31, 2006, prepared with the assistance of an independent valuation firm, the Company reduced all of the goodwill attributed to the acquisition of Scientific Research Products, Inc., acquired in 1994, by approximately $1,411,000 and all of the trademarks associated with the brands LeKair, New

Era and Frances Denney, in addition to substantially all of the value assigned to the brands acquired from CP, totaling approximately $5,295,000. The impairment of the trademarks has been included in Selling, General and Administrative expenses, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".
After taking into consideration prior years sales trends, the Company took a conservative approach to the sales projections used in connection with certain analysis by the valuation firm. Management believes that the remaining carrying value of the above-mentioned retail trademarks is less than the Company would realize if the brands were offered to third-party buyers, based upon disclosed sales prices and multiples of brand revenue indicated in published industry results.

     In 2006, the Company's gross profit increased in spite of a decline in overall net revenues. Net sales for the year ended December 31, 2006 was $21,836,000, a decline of $426,000 from the previous year, but gross profit increased to $9,041,000 when compared to $8,495,000 for the year ended December 31, 2005. This increase, as well as an increase in the gross profit margin from 38.2% in 2005 to 41.4% in 2006, was generally due to a change in the sales mix as well as management's effective use of inventory that was previously written off. Income from operations, before taking into consideration the impairment of intangibles, was approximately $839,000 as a result of the increase in the gross profit described above, as well as a decline in recurring selling, general and administration expenses ("SG&A"). Reductions in payroll and related expenses, rent expense due to consolidation of warehouse space and legal and professional expenses were the significant reasons that recurring SG&A expenses declined approximately $564,000 in 2006 when compared to 2005.

     The Professional segment experienced a sales decline of almost $1,000,000 in 2006. A large part of this decline was in "hard goods", due to a combination of factors including strong price consciousness by customers in addition to some contraction of the customer base. A positive growth in net sales was shown by our New Era and American Manicure brands which offset a decline in the "wet goods" level of sales in 2006.
The Manufacturing segment showed increased sales, both from existing distribution channels in addition to new private label customers. The Company is optimistic that it can continue to provide quality products to it's private label sector and increase sales in this segment. As indicated above, while overall sales declined in 2006, this created a change in the sales mix, since the significant decline in the Professional segment was due to a decline in the sales of hard goods, which traditionally has a lower gross margin than other lines. As a result, gross profit increased $546,000 for the year ended December 31, 2006 when compared to the results achieved in 2005.

     Selling, general and administrative expenses (SG&A) increased overall by approximately $4,731,000, from $8,766,000 in 2005 to $13,497,000 in 2006 as a result of the impairment charge discussed above. A large portion of this decline can be attributed to decreases in promotional expenses, rent expense as a result of consolidation of warehouse space, a decline in legal expenses and a reduction in overall payroll costs.

     Interest expense decreased slightly, as interest paid on actual outstanding debt decreased by approximately $19,000 while interest expense accrued on the Sorbie debt increased by approximately $16,000. The continuing accrual of interest with respect to the Sorbie arbitration award is more fully discussed in Item 3, above, however management believes we may ultimately prevail and/or settle for an amount substantially below the amount already accrued, but continues to accrue interest on the entire obligation because it cannot predict the outcome of the litigation.

     Actual interest paid on the Company's outstanding bank debt obligation was $39,000 for the year ended December 31, 2006, compared to $58,000 in 2005. Interest income increased $106,000 due to higher interest rates and an increase in the level of invested cash. Interest income for the year ended December 31, 2006, was $233,000, compared to $127,000 earned in 2005.

     The net loss per share for the year ended December 31, 2006 was ($.82), compared to a net loss per share in 2005 of ($.04), based upon an average number of shares outstanding of 4,389,805 in 2006 and 2005.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO 2004
__________________________________________________

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

     In addition to the above, net sales of the Image and Sorbie brands of the professional segment declined over $275,000 in 2005 when compared to net sales in 2004. In mid-2005, the Company acquired a small manicure company that markets it's nail care sets to distributors. Net sales for this subsidiary, American Manicure, was approximately $135,000 for the period. Sales of hotel and spa amenities continued to improve in 2005, with net sales increasing almost 10% over the prior year.

     Selling, general and administrative expenses (SG&A) decreased overall by approximately $1,493,000, from $10,259,000 in 2004 to $8,766,000 in
2005. Approximately $907,000 of SG&A expenses in 2004 were of a non-recurring nature and were comprised of "non-cash" expenses, including an impairment loss on trademarks in the amount of $300,000, $415,000 of additional payroll costs associated with certain officers of the Company exercising stock options utilizing the "cashless method" of exercise and $192,000 of additional royalty expense to reflect the results of the Sorbie arbitration (see Item 3. Legal Proceedings, above). Other decreases in SG&A were the result of significantly reduced marketing expenditures, including reductions in payroll, shipping costs, commissions and advertising.

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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Working capital increased $81,000 from December 31, 2005, and was approximately $11,693,000 at December 31, 2006. Cash and cash equivalents increased approximately $1,461,000, to $7,064,000 as compared to $5,603,000 as of December 31, 2005. The Company continues to secure its outstanding debt with restricted cash. In the third quarter of 2006, the Company and Wachovia Bank converted the balloon payment due in August 2006 to monthly principal payments under the same terms and conditions as the original obligation, payable through 2008.

     The Company does not anticipate any significant capital expenditures in the near term and management believes that there is sufficient cash on hand, working capital and borrowing capacity to satisfy any upcoming requirements currently anticipated to occur within the next year.

     The Company does not have any off-balance sheet financing or similar arrangements.

     Inventory levels declined as management sustained efforts to reduce the overall amount of inventory on hand through the use of effective inventory control techniques, controlled purchasing and a program of continued utilization of old or slow moving raw materials and components.

  In addition, in 2006, there was an increase in the amount of inventory that the Company deemed to be non-current.

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

     The following table sets forth certain information regarding future contractual obligations of the Company as of December 31, 2006:

                                        Payments due by period
                                            (in thousands)
                                    Less than    1-3      3-5     over
Contractual obligation      Total    1 year     years    years   5 years
______________________     _______  _________  _______  _______  _______
 Bank debt payable         $ 2,220    $ 1,110  $ 1,110     -        -
 Employment contract         1,372        653      719     -        -
 Office and
  Warehouse leases           3,003        519      756      663    1,065
                           _______    _______  _______  _______  _______
   TOTAL OBLIGATIONS       $ 6,595    $ 2,282  $ 2,585  $   663  $ 1,065
                           =======    =======  =======  =======  =======

NEW FINANCIAL ACCOUNTING STANDARDS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS 159 will have on the Company's financial statements.

      In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by our Company in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements

     In July 2006 the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, provided that that position is more likely than not of being sustained on audit. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that FIN 48 will have any adverse effect on our financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3", effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140", effective for events occurring after the first fiscal year that begins after September 15, 2006. In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140", also effective for the first fiscal year that begins after September 15, 2006. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures in connection therewith. Also in September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Retirement Plans", an amendment of FASB Statements No. 87, 88, 106, and 132(R). The effect of these statements on the Company's consolidated financial statements will be determined based upon the nature and significance of future events, if any, that would be subject to these statements.

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL: The Company periodically evaluates whether events or circumstances have occurred that would indicate that long-lived assets may not be recoverable or that the remaining useful life may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets determining whether the carrying value will be recovered through the expected future cash flows resulting from the use of the asset. If the results of this testing indicates an impairment of the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration circumstances known at the time of the impairment test.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite lived intangible assets are to be evaluated for impairment on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. The use of various acceptable and appropriate methods of valuation requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. As previously indicated, for the year ended December 31, 2006, the Company incurred an impairment loss of approximately $6,706,000.

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

     None

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

     The material weakness in our internal controls over financial reporting as of December 31, 2006 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.
The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting still existed as of December 31, 2006.

(b)	Change in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, management of the Company, as well as the Audit Committee, recognizes that current staffing levels are inadequate and will have to be enhanced and/or institute arrangements with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

ITEM 9B.  OTHER INFORMATION

     None

					       PART III


     The information required by Part III of this Form 10-K (Items 10-14) is incorporated herein by reference from the Company's proxy statement with respect to the Company's 2007 annual meeting of stockholders scheduled to be filed with the Securities and Exchange Commission no later than April 30, 2007.

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

          10.13 1990 Key Employee Stock Incentive Plan, as amended, as set forth in the Definitive Proxy filed July 5, 2000, in connection with the Company's 2000 Annual Meeting of Stockholders.

          10.14 1990 Non-Employee (Outside Directors) Plan, as amended, as set forth in the Definitive Proxy filed July 5, 2000, in connection with the Company's 2000 Annual Meeting of Stockholders.

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

          10.18 Modification of employment agreement between the Company and Frank F. Ferola, President and Chief Operating Officer, dated July 6, 2005, included with Form 10-K for the year ended December 31, 2004, filed September 9, 2005, is incorporated herein by reference.

          10.19 Brand License Agreement with The Quantum Beauty Company Limited for the exclusive rights to manufacture, market and distribute the "Lee Stafford" brand of hair care products included with the Form 8-K filed August 4, 2005, is incorporated herein by reference.

          10.20 Loan Modification Agreement with Wachovia Bank, dated September 26, 2006, included with Form 10-Q for the nine months ended September 30, 2006, filed November 13, 2006, is incorporated herein by reference.

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


  (b)     Financial Statements and Financial Statement Schedules
          (i)  Financial Statements

          Reports of Independent Registered Public Accounting Firms.

          Consolidated Balance Sheets as of December 31, 2006 and 2005.

          Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.

          Consolidated Statements of Changes in Stockholders'
          Equity for the years ended December 31, 2006, 2005, and 2004.

          Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

               Notes to Consolidated Financial Statements.

          (ii) Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
  Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Stephan Co. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



GOLDSTEIN LEWIN & CO.
Certified Public Accountants

Boca Raton, Florida
April 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
Fort Lauderdale, FL


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of The Stephan Co. and subsidiaries (the "Company") for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule for the year ended December 31, 2004, are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 8, 2005

(i)  Financial Statements


                    THE STEPHAN CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2006 AND 2005


                                ASSETS

                                               2006           2005
                                           ___________    ___________
 CURRENT ASSETS

  Cash and cash equivalents                $ 7,064,332    $ 5,602,762

  Restricted cash                            1,110,000      3,335,557

  Accounts receivable, net                   1,716,733      1,431,650

  Inventories                                4,792,357      6,148,267

  Income taxes receivable                         -            22,893

  Prepaid expenses
   and other current assets                    335,429        311,905
                                           ___________    ___________

   TOTAL CURRENT ASSETS                     15,018,851     16,853,034


RESTRICTED CASH                              1,206,392           -

PROPERTY, PLANT AND EQUIPMENT, net           1,573,560      1,682,951

DEFERRED INCOME TAXES, net                     864,471           -

GOODWILL, net                                2,602,802      4,013,458

TRADEMARKS, net                              3,069,507      8,364,809

OTHER INTANGIBLE ASSETS, net                    76,161        142,185

OTHER ASSETS                                 2,354,295      1,721,169
                                           ___________    ___________

     TOTAL ASSETS                          $26,766,039    $32,777,606
                                           ===========    ===========


             See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2006 AND 2005


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 2006             2005
                                             ___________      ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                           $ 2,215,449       $2,002,728

 Current portion of
  long-term debt                               1,110,000        3,237,500
                                             ___________      ___________

   TOTAL CURRENT LIABILITIES                   3,325,449        5,240,228

DEFERRED INCOME TAXES, net                          -           1,343,257

LONG-TERM DEBT, less current
 maturities                                    1,110,000             -
                                             ___________      ___________

   TOTAL LIABILITIES                           4,435,449        6,583,485
                                             ___________      ___________

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   1,000,000 shares authorized; none issued         -                -
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   4,389,805 shares issued at
   December 31, 2006 and 2005                     43,898           43,898
  Additional paid in capital                  17,646,069       17,556,731
  Retained earnings                            4,640,623        8,593,492
                                             ___________      ___________

   TOTAL STOCKHOLDERS' EQUITY                 22,330,590       26,194,121
                                             ___________      ___________
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $26,766,039      $32,777,606
                                             ===========      ===========


              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004



                 2006           2005            2004
                                 ___________    ___________    ___________
NET SALES                        $21,836,315    $22,262,423    $23,950,648

COST OF GOODS SOLD                12,795,314     13,767,127     14,286,280
                                 ___________    ___________    ___________

GROSS PROFIT                       9,041,001      8,495,296      9,664,368

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         13,497,397      8,766,298     10,259,262

IMPAIRMENT OF GOODWILL             1,410,655           -         1,844,522
                                 ___________    ___________    ___________

OPERATING LOSS                    (5,867,051)      (271,002)    (2,439,416)

OTHER INCOME(EXPENSE)
 Interest income                     233,192        127,313        163,921
 Interest expense                   (147,313)      (150,173)       (91,237)
 Royalty and other income             50,000         50,000        332,745
                                 ___________     __________    ___________

LOSS BEFORE INCOME TAXES          (5,731,172)      (243,862)    (2,033,987)

INCOME TAX (BENEFIT)/EXPENSE      (2,129,487)       (71,679)       142,251
                                 ___________     __________    ___________

NET LOSS                         $(3,601,685)   $  (172,183)   $(2,176,238)
                                 ===========    ===========    ===========

BASIC AND DILUTED
   LOSS PER SHARE                $      (.82)    $     (.04)   $      (.50)
                                 ===========     ==========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            4,389,805      4,389,805      4,348,908
                                 ===========     ==========    ===========





              See notes to consolidated financial statements.

                                THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                    Common Stock      Additional             Contingently
                ____________________    Paid in    Retained   Returnable
                 Shares    Par Value    Capital    Earnings     Shares
                ________   _________  ___________ ___________ ___________

Balances,
Jan. 1, 2004   4,410,577  $ 44,106  $18,417,080  $20,387,432  (1,351,563)

Stock options
exercised        104,228     1,042      489,964         -           -

Contingently
returnable
shares retired  (125,000)   (1,250)  (1,350,313)        -      1,351,563

Dividends paid      -          -            -     (9,094,335         -

Net loss            -          -            -     (2,176,238)        -
               _________  _________   __________  __________   __________

Balances,
Dec. 31,2004   4,389,805     43,898   17,556,731   9,116,859        -

Dividends paid      -          -            -       (351,184)       -

Net loss            -          -            -       (172,183)       -
               _________   ________  ___________  ___________  ___________

Balances,
Dec. 31, 2005  4,389,805     43,898   17,556,731   8,593,492        -

Stock options
granted             -          -          89,338        -           -

Dividends paid      -          -            -       (351,184)       -

Net loss            -          -            -     (3,601,685)       -
               _________   ________  ___________  __________  ___________

Balances,
Dec. 31, 2006  4,389,805   $ 43,898  $17,646,069  $4,640,623        -
               =========   ========  ===========  ==========  ===========




                             See notes to consolidated financial statements.

                      THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                        2006         2005         2004
                                    ___________  ___________  ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            $(3,601,685) $  (172,183) $(2,176,238)
                                    ___________  ___________  ___________

Adjustments to reconcile net loss
 to net cash flows provided
 by operating activities:

   Depreciation                         143,062      143,509      136,712
   Stock option compensation             89,338         -            -
   Amortization of deferred
    acquisition costs                    66,024       74,467       82,121
   Write-down of inventories               -            -         337,215
   Compensation expense resulting
    from exercise of stock options         -            -         415,430

   Deferred income taxes             (2,207,728)    (144,859)     355,065
   Provision for doubtful accounts       40,455       27,571       55,865
   Impairment loss on goodwill
    and trademarks                    6,705,958         -       2,144,522
   Settlement of Colgate-
    Palmolive debt                         -            -        (417,745)

   Changes in operating assets
   and liabilities:

     Accounts receivable               (325,538)     294,029     (364,607)
     Inventories                      1,355,910    1,016,634       (4,854)
     Income taxes receivable/payable     22,893      186,310     (237,473)
     Prepaid expenses
      and other current assets          (23,524)      62,174      410,522
     Other assets                      (633,126)     331,236      815,553
     Accounts payable
      and accrued expenses              212,721     (163,023)    (448,980)
                                     __________    _________    _________

     Total adjustments                5,446,445    1,828,048    3,279,346
                                     __________    _________    _________
Net cash flows provided
 by operating activities              1,844,760    1,655,865    1,103,108
                                     __________    _________    _________


              See notes to consolidated financial statements.

                     THE STEPHAN CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004


                                         2006         2005        2004
                                      __________  __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in restricted cash           1,019,165    1,204,851    1,102,092

  Purchase of property, plant
   and equipment                        (33,671)    (199,233)     (61,608)
                                      _________    _________   __________
Net cash flows provided by
 investing activities                   985,494    1,005,618    1,040,484
                                      _________    _________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt       (1,017,500)  (1,110,000)  (2,024,528)

  Proceeds from exercise of
   stock options                           -            -          75,575

  Dividends paid                       (351,184)    (351,184)  (9,094,335)
                                    ___________   __________   __________
Net cash flows used in
 financing activities                (1,368,684)  (1,461,184) (11,043,288)
                                    ___________   __________   __________

NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS           1,461,570    1,200,299   (8,899,696)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 5,602,762    4,402,463   13,302,159
                                    ___________  ___________  ___________
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $ 7,064,332  $ 5,602,762  $ 4,402,463
                                    ===========  ===========  ===========






              See notes to consolidated financial statements.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004



Supplemental Disclosures of Cash Flow Information:


                                      2006          2005          2004
                                   __________    __________    __________

  Interest paid                    $   38,950    $   58,364    $  190,214
                                   ==========    ==========    ==========
  Income taxes paid                $   54,868    $   69,526    $  101,188
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

                    THE STEPHAN CO. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly-owned subsidiaries, Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc. and Lee Stafford Beauty Group, Inc. (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

         MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of net sales in 2006. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company. However, the loss of a large customer could have an adverse effect on the Company.

         GOODWILL and OTHER INTANGIBLE ASSETS: Goodwill and trademarks represent the excess of the purchase price over the fair value of identifiable assets of businesses or brands acquired, respectively, in transactions accounted for as a purchase. Goodwill and trademarks having indefinite lives are no longer being amortized and in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), are now subject to periodic testing for impairment. Deferred acquisition costs that have definite lives are continuing to be amortized over their estimated useful lives of 10 years. Goodwill and trademarks of a reporting unit (as defined in SFAS No. 142) are tested for impairment on an annual basis at a minimum, or as circumstances dictate. Based upon a valuation analysis of intangible assets for the year ended December 31, 2006, prepared with the assistance of an independent valuation firm, an impairment loss was recognized amounting to approximately $6,706,000. The Company reduced all of the goodwill attributed to the

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

acquisition of Scientific Research Products, Inc., by approximately $1,411,000 and all of the trademarks associated with the brands LeKair, New Era and Frances Denney, in addition to substantially all of the value assigned to the brands acquired from the Colgate-Palmolive Company, totaling approximately $5,295,000. The impairment of the trademarks has been included in Selling, General and Administrative expenses, in accordance with SFAS No. 142. In 2004, an impairment loss was recorded in the amount of $2,145,000 in connection with goodwill arising from the purchase of Trevor Sorbie and trademarks associated with the Stephan Distributing subsidiary.
As a result of the impairment loss, all goodwill associated with the Sorbie brand was written off (See Note 5).

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

         STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123R"), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized at December 31, 2006 relate to the estimated fair value at the grant date of 75,310 stock options granted subsequent to January 1, 2006 in accordance with SFAS 123R. Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and recognized no compensation expense in net income for stock options granted using the intrinsic value of the grant and had elected the disclosure only provisions of SFAS 123. In accordance with the provisions of SFAS 123R, options granted prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123R. The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

     As a result of adopting SFAS 123R on January 1, 2006, the Company's net income for the year ended December 31, 2006 was reduced as a result of the Company's recognition of approximately $89,000 of compensation expense (included in Selling, General and Administrative Expenses). The impact on basic and diluted earnings per share for the year ended December 31, 2006 amounted to approximately $.01 per share. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as of the respective date of grant during 2006:

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

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

     As of December 31, 2006 and 2005 there were no significant differences in the carrying values and fair market values of financial instruments.

         REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involves the delivery of the products sold and reasonable assurance as to the collectability of the resulting account receivable.

         SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers are recorded as a component of selling expenses and were $1,141,000, $1,139,000 and $1,227,000, in 2006,
2005 and 2004, respectively, and were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

         PROMOTIONAL AND SALES RETURNS ALLOWANCES: The Company partici-pates in various promotional activities in conjunction with its retailers

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. All such costs are netted against sales and amounted to approximately $211,000, $289,000 and $417,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company's best estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date. While the Company believes that promotional allowances are adequate and that the judgment applied is appropriate, amounts estimated to be due and payable could differ materially from actual costs incurred in the future.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, certificates of deposit, U. S. Government issues, and municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents held in interest-bearing accounts as of December 31, 2006 and 2005 were approximately $6,242,000 and $5,095,000, respectively. At December 31, 2006 and 2005, the Company excluded restricted cash in the amount of approximately $2,316,000 and $3,336,000, respectively, from the above as they are pledged as collateral for a bank loan.

         INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Direct labor and overhead costs charged to inventories for the years ended December 31, 2006 and 2005 were approximately $2,574,000 and $2,622,000, respectively. Direct labor and overhead costs capitalized in inventories as of December 31, 2006 and 2005 were approximately $884,000 and $587,000, respectively.

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

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding. For the years ended

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

December 31, 2006, 2005 and 2004, the Company had 346,178, 341,116 and
291,822 outstanding stock options, respectively. For the years ended December 31, 2006, 2005 and 2004, no options were used in the calculation of net loss per share because their inclusion would be anti-dilutive, and as such, 4,389,805 shares were used for the calculation of basic and diluted loss per share for 2006 and 2005 and 4,348,908 shares were used for 2004.

     NEW FINANCIAL ACCOUNTING STANDARDS: In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS 159 will have on the Company's financial statements.

      In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by our Company in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements

     In July 2006 the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, provided that that position is more likely than not of being sustained on audit. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that FIN 48 will have any adverse effect on our financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3", effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140", effective for events occurring after the first fiscal year that begins after September 15, 2006. In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140", also effective for the first fiscal year that begins after September 15, 2006. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures in connection therewith. Also in

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Retirement Plans", an amendment of FASB Statements No. 87, 88, 106, and 132(R). The effect of these statements on the Company's consolidated financial statements will be determined based upon the nature and significance of future events, if any, that would be subject to these statements.

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2006 and 2005 consisted of the following:
                                        2006             2005
                                     __________       __________
Trade accounts receivable            $1,856,128       $1,540,303
Less: Allowance for
 doubtful accounts                     (139,395)        (108,653)
                                     __________       __________
Accounts receivable, net             $1,716,733       $1,431,650
                                     ==========       ==========

     The following is an analysis of the allowance for doubtful accounts for the year ended December 31:
                                      2006           2005          2004
                                   _________      _________     _________
Balance, beginning of year         $ 108,653      $  91,848     $ 112,924
Provision for doubtful
 accounts                             40,455         27,571        55,865
Uncollectible accounts
 written off, net of recoveries       (9,713)       (10,766)      (76,941)
                                   _________      _________     _________
Balance, end of year               $ 139,395      $ 108,653     $  91,848
                                   =========      =========     =========

NOTE 3.  INVENTORIES

     Inventories at December 31, 2006 and 2005 consisted of the following:

                                         2006               2005
                                     ____________       ____________
  Raw materials                      $  1,457,575       $  1,692,277
  Packaging and components              2,138,017          2,238,763
  Work in progress                        605,848            454,217
  Finished goods                        2,872,305          3,402,742
                                     ____________       ____________
                                        7,073,745          7,787,999
  Less: Amount included
        in other assets                (2,281,388)        (1,639,732)
                                     ____________       ____________
  Balance, end of year               $  4,792,357       $  6,148,267
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

NOTE 4.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:
                                        2006                2005
                                     __________         ___________
  Land                               $  379,627         $   379,627
  Buildings and improvements          2,230,025           2,251,894
  Machinery and equipment             1,984,087           1,947,080
  Furniture and office equipment        602,099             583,566
                                     __________          __________
                                      5,195,838           5,162,167

  Less: accumulated depreciation     (3,622,278)         (3,479,216)
                                     __________          __________
  Balance, end of year               $1,573,560          $1,682,951
                                     ==========          ==========

NOTE 5.  GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

     Since implementing SFAS No. 142, the Company performs annual im-pairment tests. Based upon a valuation analysis of intangible assets for the year ended December 31, 2006, prepared with the assistance of an independent valuation firm, an impairment loss was recognized amounting to approximately $6,706,000. The Company reduced all of the goodwill attributed to the acquisition of Scientific Research Products, Inc., by approximately $1,411,000 and all of the trademarks associated with the brands LeKair, New Era and Frances Denney, in addition to substantially all of the value assigned to the brands acquired from the Colgate-Palmolive Company, totaling approximately $5,295,000. The impairment of the trademarks has been included in Selling, General and Administrative expenses. This impairment was due to a decline in sales attributable to the Retail reporting unit as well as a more conservative approach to forecasted future sales used in the valuation analysis, particularly as it relates to the slow acceptance of new products the Company introduced in the market place.

     For the year ended December 31, 2004, it was determined that an impairment loss of approximately $2,145,000 was necessary. Approximately $1,845,000 of this impairment was in connection with goodwill arising from the purchase of the Trevor Sorbie of America line in June 1996 and the remaining $300,000 was related to the trademarks associated with the Stephan Distributing ("SDI") subsidiary. This charge was primarily based on management's estimated fair value of each reporting unit using discounted present value of cash flows and valuation models as of the test date. The impairment was a result of the declining sales and an adverse outcome of litigation within the reporting unit, including the operations of Trevor Sorbie of America. As a result of the impairment loss, all goodwill associated with the Trevor Sorbie brand has been written off. Included in selling, general and administrative expenses in the statement of operations. is the $300,000 impairment loss related to the SDI trademarks

     Other intangible assets can be summarized as follows:

                                               2006       2005
                                            _________  _________

      Deferred acquisition costs            $ 780,182  $ 934,544
      Less: Accumulated amortization         (704,021)  (792,359)
                                            _________  _________
      Balance, end of year                  $  76,161  $ 142,185
                                            =========  =========

     Amortization expense of other intangible assets for 2006, 2005 and 2004 was $66,000, $74,000 and $82,000, respectively. Amortization expense for the years ended December 31, 2007 and 2008 is anticipated to be as follows: 2007: $66,000; 2008: $10,000.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2006 and 2005 consisted of the following:
                                               2006            2005
                                           ___________     ___________
Accounts payable                           $   515,638     $   254,863
Accrued marketing expenses                     113,768         133,469
Accrued royalty and related
 interest payable (Note 10)                    931,052         815,711
Accrued payroll and related costs              244,479         410,149
Accrued legal and professional fees            132,067         240,691
Accrued rent and property taxes                140,282          88,299
Other accrued expenses                         138,163          59,546
                                           ___________     ___________
Balance, end of year                       $ 2,215,449     $ 2,002,728
                                           ===========     ===========

NOTE 7.  LONG-TERM DEBT

     Long-term debt at December 31, 2006 and 2005 consisted of the following:

                                               2006             2005
                                           ____________     ____________

1.50% note payable to bank, principal
 of $92,500 plus interest due monthly
 through December 2, 2008; collateralized
 by a security interest in a restricted
 cash account of like amount, which
 bears interest at 50 basis points below
 the interest charged on the note.  The
 interest rate on the note and the cash
 collateral resets annually.               $ 2,220,000       $ 3,237,500
                                           ___________       ___________
                                             2,220,000         3,237,500
Less: current portion                       (1,110,000)       (3,237,500)
                                           ___________       ___________
Long-term debt                             $ 1,110,000       $      -
                                           ===========       ===========


     At December 31, 2006, the approximate maturities of long-term debt are $1,110,000 in 2007 and $1,110,000 in 2008.

NOTE 8.  INCOME TAXES

     The provision/(benefit) for income taxes is comprised of the following for the years ended December 31:

                               2006              2005             2004
                           ___________       ___________      ___________
Current tax:
 Federal                   $      -          $      -         $  (105,047)
 State                          75,494            77,128         (107,767)
                           ___________       ___________      ___________
  Total current
   provision/(benefit)          75,494            77,128         (212,814)
                           ___________       ___________      ___________
Deferred tax:
 Federal                    (2,009,198)         (135,767)         220,766
 State                        (195,783)          (13,040)         134,299
                           ___________       ___________      ___________
  Total deferred
   (benefit)/provision      (2,204,981)         (148,807)         355,065
                           ___________       ___________      ___________
Total (benefit)/provision
 for income taxes          $(2,129,487)      $   (71,679)     $   142,251
                           ===========       ===========      ===========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     The net deferred income tax asset/liability in the accompanying consolidated balance sheets includes deferred tax assets and liabilities attributable to the following items:

                                            2006              2005
                                         __________       ___________
   Accounts receivable allowances        $  (29,318)      $   (40,886)
   Inventory allowance                     (126,894)         (126,894)
   Property, plant and equipment             76,099            46,728
   Amortization of intangibles             (648,199)        2,559,360

   State income taxes                       (96,560)         (101,467)
   Net operating loss carryover          (1,162,039)         (954,285)
   Interest expense on Sorbie debt          (77,950)             -
   Accrued liabilities and other            (39,599)          (39,299)
                                         __________       ___________
                                         (2,104,460)        1,343,257
   Less: Valuation allowance              1,239,989              -
                                         __________       ___________
   Deferred income tax
    (asset)/liability, net               $ (864,471)      $ 1,343,257
                                         ==========       ===========

     The provision for Federal and state income taxes differs from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income before taxes) as follows:

                                           2006        2005        2004
                                          ______      ______      ______
Amount computed on pretax income          (34.0%)     (34.0%)     (34.0%)
Increase(decrease) in taxes:
 State income taxes, net of
  federal tax benefit                      (3.6)       (3.5)         .8
 Goodwill impairment                       26.7          -         30.8
 Goodwill/Trademarks                         -          1.3          .2
 Change in valuation allowance              (.3)         -           -
 Compensation limitations                    -           -          8.1
 Privatization transaction costs             -           -          2.7
 Tax exempt interest                         -         (2.4)       (1.0)
 Other                                       .8         9.3         (.6)
                                          _____       _____       _____
 Total income tax                         (11.2%)     (29.3%)       7.0%
                                          =====       =====       =====

     For the year ended December 31, 2006, the Company had an income tax valuation allowance of $1,239,989 to provide for the likelihood that the utilization of the deferred tax asset may not be realized. For the year ended December 31, 2004, the Company had an income tax valuation allowance of $122,546 in order to provide for the likelihood that the Company's charitable contribution carryforward will expire unused. The Company has net operating loss carryforwards of approximately $3,088,000 for Federal income tax purposes which expire beginning in 2026 if not utilized.

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

     The Company conducts operations primarily in the United States and sales to international customers are not material to consolidated revenues. The following tables, in thousands, summarize significant accounts and balances by reportable segment:
                                                         LOSS
                        NET SALES                 BEFORE INCOME TAXES
                 _______________________     __________________________
                   2006    2005    2004        2006      2005     2004
                 _______________________     __________________________
Professional     $16,415 $17,254 $17,538     $ 1,177   $ 1,012  $(1,801)
Retail             4,281   4,178   5,734      (6,095)      (79)     486
Manufacturing      4,670   5,132   5,689        (653)     (989)    (292)
                 _______ _______ _______     _______   _______  _______
   Total         $25,366 $26,564 $28,961     $(5,571)  $   (56) $(1,607)
Intercompany
  Manufacturing   (3,530) (4,302) (5,010)       (160)     (188)    (427)
                 _______ _______ _______     _______   _______  _______
   Consolidated  $21,836 $22,262 $23,951     $(5,731)  $  (244) $(2,034)
                 ======= ======= =======     =======   =======  =======
                    INTEREST INCOME              INTEREST EXPENSE
                 ______________________      _________________________
                  2006    2005    2004        2006     2005      2004
                 ______________________      _________________________
Professional     $  117  $   52  $  104      $  131    $ 127    $   56
Retail              109      66      53          16       18        33
Manufacturing         7       9       7          -         5         2
                 ______  ______  ______      ______    ______   ______
   Total         $  233  $  127  $  164      $  147    $ 150    $   91
                 ======  ======  ======      ======    ======   ======
                     DEPRECIATION AND
                       AMORTIZATION                 TOTAL ASSETS
                 ______________________           _________________
                    2006   2005    2004              2006     2005
                 ______________________           _________________
Professional     $    88 $   87  $   78           $12,345   $11,774
Retail                55     37      43             6,513    14,353
Manufacturing         66     94      98             7,908     6,651
                 _______ _______ ______           _______   _______
   Total         $   209 $  218  $  219           $26,766   $32,778
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

NOTE 10. COMMITMENTS AND CONTINGENCIES

          The Company has an employment agreement with its' Chief Executive Officer ("CEO"). The agreement expires on December 31, 2008, but provides for the unilateral renewal by the CEO. The contract includes an incentive bonus award based on consolidated earnings per share in excess of the applicable base year, as defined in the employment agreement. No bonuses were payable for the years ended December 31, 2006 and 2005. In July 2005, the CEO took a voluntary, unilateral reduction in compensation to $540,000. In accordance with the terms of the employment agreement, this amended base compensation level is subject to an annual increase of 10% in each of the remaining years of the contract.

     Also, the terms of the waiver of compensation allows the CEO to retain the right to his original contractual compensation level at the time of the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control of the Company, as defined in the waiver. If it was determined that said change in control existed, the CEO would be entitled to a payment of approximately $635,000.

     The Company was not a party to any non-cancelable operating leases at December 31, 2006, except for a warehouse lease in Tampa, FL that expires on July 31, 2008. The minimum annual rental due under this lease is $158,400 for 2007 and $92,400 for 2008.

  Annual rent expense for each of the last three years is as follows:

                        2006                $599,000
                        2005                 628,600
                        2004                 692,800

     Included in rent expense above for the years ended December 31, 2006, 2005 and 2004 is $ 321,000, $229,000 and $273,000, respectively, paid to
Shaheen & Co., Inc., the former owner of Morris Flamingo. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., who owns the building the Company leases in Danville, Illinois, is currently a member of the Board of Directors and a significant shareholder of the Company. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") for the Danville facility. The Amendment extends the term of the lease to June 30, 2015, with a five year renewal option, and increases the annual rental to approximately $303,000. The base rent is adjustable annually, in accordance with the existing master lease, whose terms, including a 90-day right of termination by the Company, remain in full force and effect. In addition, the Company has a purchase option, during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

     On July 6, 2005, the landlord notified the Company that its interpretation of the Amendment differs from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, styled Shaheen & Co., Inc. (Plaintiff) v The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening of the marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company's minimum lease obligation would amount to $303,000 in each of the years 2007 through 2011 and approximately $1,360,000 thereafter.

In fiscal year 2006, the Company paid $35,500 to Carlson & Lewittes, P.A. a law firm of which Curtis Carlson, an officer and director of the Company, is a partner, for legal services rendered to the Company. Additionally, the Company paid Mr. Carlson $2,000 per month for his services as Vice-President and Secretary.

     In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2006, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. ("TSI") instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. ("SAC"). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the year ended December 31, 2006, reflect a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation. The Company is vigorously defending this legal action against TSI. The Company continues to accrue interest on the entire obligation because, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

     In 1997, the Company's wholly-owned subsidiary, Stephan Distributing, Inc., acquired several product lines from New Image Laboratories, Inc. ("New Image"). The purchase price included a contingent payment of 125,000 shares of the Company's common stock payable upon the achievement of certain earnings levels. New Image commenced litigation against the Company seeking certain purchase price adjustments. The parties reached a settlement pursuant to a stipulation of settlement and amendments thereto which provided, among other things, as follows: (i) New Image relinquished title to 65,000 of the 125,000 shares of the Company's common stock held in escrow and received 60,000 shares, (subsequently, New Image elected to sell the Company its 60,000 shares for $285,000), (ii) Stephan was awarded $44,000 in damages from New Image, (iii) dividends, and interest accrued thereon, held in the escrow account (approximately $72,000) were distributed with Stephan receiving 52% of such funds and New Image receiving 48% of such funds, which was used to satisfy, in part, the award under (ii) above. As a result of this settlement, the Company recorded an expense of approximately $285,000 and the amount is reflected as a reduction of royalty and other income on the consolidated statement of operations for the year ended December 31, 2004. Also in 2004, the amount of the contingently returnable shares recorded in the financial statements of the Company was offset against additional paid in capital when the shares were retired.

     On November 4, 2003, in connection with a "going-private" trans-action, the Company filed a Preliminary Proxy with the Securities and Exchange Commission. On August 25, 2004, the Merger Agreement was terminated and the Acquisition Group withdrew its offer to acquire the shares of the Company's common stock not owned by it and informed the Company that it had decided not to pursue such an acquisition. As a result of the above, the Company incurred termination expenses in the amount of $158,000 in accordance with the terms of the Merger Agreement, payable to the Acquisition Group and the amount is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2004.

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

     Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 5-10 years from the date of grant. Stock option activity for 2006, 2005, and 2004 is set forth below:
                                  Key Employee           Outside
                                   Incentive     Avg.   Directors    Avg.
                                      Plan      Price      Plan     Price
__________________________________________________________________________

Outstanding at December 31, 2003..   446,330   $ 6.41    101,240   $ 3.82
Granted...........................    50,000     4.32     20,248     4.82
Canceled..........................      -                (20,248)    4.18
Exercised.........................  (285,500)    3.49    (20,248)    3.73
                                   __________          __________

Outstanding at December 31, 2004..   210,830     9.87     80,992     3.43

Granted...........................    50,000     4.26     25,310     4.71
Canceled..........................   (10,830)    3.94    (15,186)    4.25
Exercised.........................      -                   -
                                   __________          __________

Outstanding at December 31, 2005..   250,000     9.00     91,116     3.93

Granted...........................    50,000     3.54     25,310     3.15
Canceled..........................      -                 (5,062)    3.99
Expired...........................   (50,000)   12.88    (15,186)    3.15
                                   __________          __________
Outstanding at December 31, 2006..   250,000   $ 7.14     96,178   $ 3.86
                                   ==========          ==========

     In the third quarter of 2004, certain officers of the Company exercised stock options utilizing the "cashless method" of exercise. As such, the Company recorded compensation expense in the amount of $415,430, included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2004.

     The number of shares and average exercise price of options exercisable at December 31, 2006, 2005 and 2004 were 200,000 shares at $8.04, 200,000 shares at $10.19, and 160,830 shares at $11.59, respectively, for the 1990 Key Employee Stock Incentive Plan and 70,868 at $4.12, 65,806 at $3.89, and 60,744 at $3.73, respectively, for the Outside Directors Plan. At December 31, 2006 and 2005, 620,000 were available for future grants under the terms of the 1990 Key Employee Stock Incentive Plan and 106,322 shares and 111,384 shares, respectively, were available for future grants under the terms of the Outside Directors Plan.

      The exercise price range of options outstanding and exercisable as of December 31, 2006 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

                           Outstanding                 Exercisable
                   ____________________________   ___________________

    Exercise        Number     Average  Average     Number    Average
   Price Range     of shares    Life     Price    of shares    Price
  _______________  __________ _______  ________   ___________________

  $ 3.00 - $ 5.00    246,178    5.97    $ 3.97     170,868     $ 4.22
  $10.00 - $13.50    100,000    1.50    $11.78     100,000     $11.78
                   _________                     _________
                     346,178                       270,868
                   =========                     =========

(ii) Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts



     ADVERTISING, PROMOTION and RETURNS ALLOWANCES

                                              2006       2005       2004
                                           _________  _________  _________

     Balance, beginning of year            $ 101,430  $ 104,659  $ 152,906

     Additions                               211,380    288,742    417,152

     Utilizations                            211,542    291,971    465,399
                                           _________  _________  _________

     Balance, end of year                  $ 101,268  $ 101,430  $ 104,659
                                           =========  =========  =========



     DEFERRED TAX VALUATION ALLOWANCE

                                              2006       2005       2004
                                          __________  _________  _________


     Balance, beginning of year           $     -     $ 122,546  $ 121,747

     Additions                             1,239,989       -           799

     Utilizations/Expirations                   -       122,546       -
                                          __________  _________  _________

     Balance, end of year                 $1,239,989  $    -     $ 122,546
                                          ==========  =========  =========

                               SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


THE STEPHAN CO.

By: /s/ Frank F. Ferola
   ___________________________________
   Frank F. Ferola
   President and Chairman of the Board
   April 17, 2007

By: /s/ David A. Spiegel
   ___________________________________
   David A. Spiegel
   Principal Financial Officer
   Principal Accounting Officer
   April 17, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By: /s/ Frank F. Ferola              By:   /s/ Shouky Shaheen
   ______________________________         ____________________________
   Frank F. Ferola, Principal             Shouky Shaheen, Director
   Executive Officer and Director         Date: April 17, 2007
   Date: April 17, 2007


By: /s/ Curtis Carlson                By:  /s/ Richard A. Barone
   ______________________________         ____________________________
   Curtis Carlson, Director               Richard A. Barone, Director
   Date: April 17, 2007                   Date: April 17, 2007



By: /s/ William Gross                 By:  /s/ Elliot Ross
   ______________________________         ____________________________
   William Gross, Director                Elliot Ross, Director
   Date: April 17, 2007                   Date: April 17, 2007




                                     33