Form 10-K/A
period 2006-12-31
STEPHAN CO
filed 2007-05-02
CIK 94056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT No.1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

                           Commission File No. 1-4436

                                 THE STEPHAN CO.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Florida                                  59-0676812
   -------------------------------                  ----------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

   1850 West McNab Road, Fort Lauderdale, Florida        33309
    ---------------------------------------------      ----------
    (Address of principal executive offices)           (Zip Code)

Registrant's Telephone Number, including Area Code: (954) 971-0600
                                                     -------------

      Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Class           Name of Exchange on Which Registered
  --------------           ------------------------------------
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

      NONE

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (the "Amendment") amends certain portions of the Annual Report on Form 10-K of The Stephan Co. for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 18, 2007 (the "Original Filing"). We have amended Item 5. to incorporate a stock performance chart in accordance with Section 201(e) of Regulation S-K; the current year's discussion of Selling, General and Administrative expenses included in Item 7. was corrected to clarify a statement contained in the Original Filing, and Part III Items 10 - 14 were added to this Amendment because our Original Filing had the items incorporated by reference to portions of our definitive proxy statement which will not be filed with the SEC by April 30, 2007.

      This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

                        THE STEPHAN CO. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                            Page
                                                                            ----

PART II

Item 5:   Market for the Registrant's Common Equity, Related Stock-
           holder Matters and Issuer Purchases of Equity  Securities.......  18
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  21

PART III

Item 10:  Directors, Executive Officers and Corporate Governance..........  30
Item 11:  Executive Compensation..........................................  33
Item 12:  Security Ownership of Certain Beneficial Owners,
           Management and Related Stockholder matters.....................  38
Item 13:  Certain Relationships and Related Transactions, and
           Director Independence..........................................  39
Item 14:  Principal Accountant Fees and Services..........................  40

Signatures...............................................................   44

                               PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

      The Company's Common Stock is listed on the American Stock Exchange (the "Exchange"). The following table sets forth the range of high and low sales prices for the Company's Common Stock for each quarterly period during the two most recent fiscal years:

                                   High                  Low
         Quarter Ended          Sales Price          Sales Price
         -------------          -----------          -----------

         March 31, 2005            $ 5.10               $ 3.87
         June 30, 2005               4.70                 3.45
         September 30, 2005          4.70                 3.85
         December 31, 2005           4.10                 3.14
---------------------------------------------------------------------------

         March 31, 2006            $ 3.75               $ 3.31
         June 30, 2006               3.70                 3.05
         September 30, 2006          3.17                 2.91
         December 31, 2006           3.62                 2.96

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

                             STOCK PERFORMANCE CHART

      The line graph below compares the cumulative stockholder return (assuming reinvestment of dividends) on the Company's common stock over the most recent five-year period versus the return of the Standard & Poor's Composite 500 Stock Index and a custom composite consisting of industry peers.

                            CUMULATIVE TOTAL RETURN
         Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

               [THE PRINTED MATERIALS CONTAIN A LINE GRAPH HERE]

-----------------------------------------------------------------------------------------------------------------------------------
                                       Dec-01          Dec-02           Dec-03          Dec-04           Dec-05           Dec-06
-----------------------------------------------------------------------------------------------------------------------------------
Stephan Co.                             $100            $117             $150            $229             $188             $204
-----------------------------------------------------------------------------------------------------------------------------------
S&P(C)500                               $100             $78             $100            $111             $117             $135
-----------------------------------------------------------------------------------------------------------------------------------
Custom Composite Index                  $100            $106             $320            $352             $414             $336
-----------------------------------------------------------------------------------------------------------------------------------

The Custom Composite Index: CCA Industries Inc., Parlux Fragrances Inc. and Inter Parfums Inc

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO 2005
------------------------------------------------

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

      Selling, general and administrative expenses (SG&A) increased overall by approximately $4,731,000, from $8,766,000 in 2005 to $13,497,000 in 2006 as a result of the impairment charge discussed above. Without the impairment write-down of $5,295,000, recurring SG&A expenses actually declined. A large portion of this decline can be attributed to decreases in promotional expenses, rent expense as a result of consolidation of warehouse space, a decline in legal expenses and a reduction in overall payroll costs. These expenses were the significant reasons that recurring SG&A expenses declined approximately $564,000 in 2006 when compared to 2005.

      The Professional segment experienced a sales decline of almost $1,000,000 in 2006. A large part of this decline was in "hard goods", due to a combination of factors including strong price consciousness by customers in addition to some contraction of the customer base. A positive growth in net sales was shown by our New Era and American Manicure brands which offset a decline in the "wet goods" level of sales in 2006. The Manufacturing segment showed increased sales, both from existing distribution channels in addition to new private label customers. The Company is optimistic that it can continue to provide quality products to its private label sector and increase sales in this segment. As indicated above, while overall sales declined in 2006, this created a change in the sales mix, since the significant decline in the Professional segment was due to a decline in the sales of hard goods, which traditionally has a lower gross margin than other lines. As a result, gross profit increased $546,000 for the year ended December 31, 2006 when compared to the results achieved in 2005. 22

                                    PART III

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

      Set forth below is certain information with respect to the members of the Board of Directors:

                                         Year first
                            Age          elected as a                          Principal Occupation(s)
                           (as of          Company                             During Past Five Years;
                          3/15/07)         Director                              Other Directorships
                          --------         --------                              -------------------

William M. Gross             83               2005         Certified Public Accountant and Attorney. For more than the previous five years, he has served as Authorized House Counsel for the Company on a part time basis.

Shouky A. Shaheen            76               1998         For more than the previous five years, President of Shaheen and
                                                           Co. Mr. Shaheen is also the former Owner of Morris Flamingo,
                                                           L.P., which was acquired by the Company in March 1998.

Curtis Carlson               53               1996         For more than the previous five years, partner in various law firms. Currently a partner in the Miami-based law firm of
                                                           Carlson & Lewittes, PA.

Frank F. Ferola              63               1981         For more than the previous five years, Chairman of the Board,
                                                           President and Chief Executive Officer of the Company.

Richard Barone (1)(2)(3)     65               2005         Chairman, CEO and Portfolio Manager for Ancora Advisors, an
                                                           investment advisor based in Cleveland, OH.  Additionally,
                                                           Chairman of Ancora Capital and Ancora Securities, a holding company and broker/dealer based in Cleveland. Prior to founding
                                                           Ancora Advisors, from 2001-2003, portfolio manager for Fifth
                                                           Third Bank Invest Advisors.  Prior to that, President and CEO for Maxus Investment Group.

Elliot Ross (1)(2)(3)        61               2005         Since 2000, co-founder of MFL Group, a corporate consulting firm. Prior to 2000, President and Director of State Industrial
                                                           Products.

(1) Member of the Audit Committee.
(2) Member of the Stock Option and Compensation Committee.
(3) Member of the Nominating Committee.

Committees of the Board

      The Board has established three standing committees, consisting of (1) an Audit Committee (2) a Stock Option & Compensation Committee and (3) a Nominating Committee. Our Board may also establish such other committees as it deems appropriate, in accordance with applicable law and regulations, our certificate of incorporation and bylaws.

      Audit Committee

      The Audit Committee reviews the internal and external audit functions of the Company and makes recommendations to the Board of Directors with respect thereto. It also has primary responsibility for the formulation and development of the auditing policies and procedures of the Company, and for selecting the Company's independent auditing firm. The Audit Committee is governed by the Company's Audit Committee Charter. The Board of Directors of the Company has determined that the current composition of the Audit Committee satisfies the American Stock Exchange's requirements regarding independence, financial literacy and experience. The Chairman and financial expert of the Audit Committee is Richard Barone, an independent director.

      Stock Option & Compensation Committee

      The Stock Option & Compensation Committee is composed of a majority of independent directors. The Stock Option & Compensation Committee reviews the base salaries of our employees (as well as our executive officers) on an annual basis, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. The Compensation Committee has primary responsibility for the administration of the Company's 1990 Key Employee Stock Incentive Plan (the "Incentive Plan"), including principal responsibility for the granting of options thereunder. The Stock Option & Compensation Committee is also responsible for establishing the overall philosophy of the Company's executive compensation program and overseeing the executive compensation plan developed to execute the Company's compensation strategy. Elliot Ross, Chairman, and Richard Barone comprised the Compensation Committee in 2006.

      After various informal meetings during 2006, the Stock Option & Compensation Committee did not award any discretionary stock options to any key employees and did not grant any discretionary salary increases or award any bonuses. Options were granted only pursuant to Mr. Ferola's employment agreement.

      Nominating Committee

      The Company's Nominating Committee Charter governs the Nominating Committee. The Charter is on the Company's website (www.thestephanco.com).

      The Charter sets forth the policies regarding the minimum standards and the processes used to identify board candidates. During 2006, the members of the Nominating Committee were Elliot Ross and Richard Barone. The Committee is responsible for: (1) establishing procedures for the selection of members of the Board of Directors, (2) evaluating current Board members and nominees and (3) recommending new nominees.

      In evaluating candidates for nomination to the Board of Directors, the Nominating Committee takes into account the applicable requirements under the AMEX rules. The Nominating Committee may also consider such other factors and criteria as they deem appropriate, including a candidate's judgment, skill, integrity, diversity, and business or other experience. The Nominating Committee may (but is not required to) consider candidates suggested by management or other members of the Board of Directors.

      Generally, the Nominating Committee considers candidates who have experience as a board member or senior officer of a company or who are recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Nominating Committee will also evaluate whether the candidates' skills and experience complement the existing Board of Directors' skills and experience and/or meet a need for operational, management, financial, international, technological or other expertise. Stockholders may nominate directors, provided such nominations comply with timing and information requirements set forth in our bylaws.

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

      The following sets forth certain information with respect to the executive officers of the Company who are not also directors (based solely on information furnished by such persons):

      Mr. David A. Spiegel, 58, was appointed as Chief Financial Officer in January 1994. For more than the five years prior to 1994, Mr. Spiegel was the independent public accountant for the Company.

      Mr. Tyler Kiester, 35, was appointed Assistant Secretary in January 2003. For more than the previous five years, Mr. Kiester has been employed by the Company in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on the Company's stock transfer records and written representations from certain reporting persons, that, except as set forth below, all reports required under section 16(a) were timely filed during 2006.

Name                        # of Late Reports          # of Late Transactions
----                        -----------------          ----------------------

Richard A. Barone               1 Form 3
Elliot Ross                1 Form 3; 1 Form 4                     1
William M. Gross                1 Form 3

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all officers, employees and directors. This Code requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the business. The Code is posted on the Company website, "www.thestephanco.com".

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      Our compensation program is designed to attract and retain qualified individuals and motivating employees, including executive officers, to achieve corporate goals. Our Compensation Committee is comprised solely of non-employee directors and we do not currently engage consultants in connection with executive and/or director compensation matters. The Compensation Committee believes that the combination of a competitive salary, insurance and other benefit programs, as well as the ability to grant stock options to both executives and employees enables the Company to attract and retain talented personnel. The Company's executive compensation package consists of the payment of base salary, the potential for an annual bonus and possibility of stock options awarded through participation in the Incentive Plan.

Base Salary

      The Compensation Committee's policy is to consider salaries in relation to industry norms, the principal job duties and responsibilities undertaken by executives, individual performance and other relevant criteria.

Annual Bonus

      An annual bonus for the Chief Executive Officer is determined by a specific bonus formulae set forth in his written employment agreement. Other executives may be paid bonuses at the discretion of the Compensation Committee.

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

Report of the Compensation Committee on Executive Compensation

      The Stock Option & Compensation Committee of the Board of Directors has reviewed the Stock Option & Compensation Discussion and Analysis and discussed it with management, and based upon such review and discussions recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Form 10-K.

                                         STOCK OPTION & COMPENSATION COMMITTEE:
                                         Elliot Ross, Chairman
                                         Richard Barone

2006 Summary Compensation Table

      The following table sets forth information for the fiscal years ended December 31, 2006, 2005 and 2004 as to the compensation earned by the Company's Chief Executive Officer and the other most highly compensated executive officers and/or other employees of the Company whose total annual salary and bonus exceeded $100,000 for services rendered by them in all capacities to the Company and its subsidiaries during fiscal year 2006.

      Name and
      Principal                                Option               All Other                   Total
     Position(s)        Year     Salary        Awards             Compensation            Compensation (6)
     -----------        ----     ------        ------             ------------            ----------------

Frank F. Ferola         2006   $594,000    $ 64,323 (1)      $183,121 (2),(3),(4)           $ 841,444
Pres., CEO & Board      2005   $695,475    $ 59,528 (1)      $ 94,989 (2),(3),(4)           $ 849,992
Chair                   2004   $828,139    $ 88,515 (1)      $ 37,984 (3),(4)               $ 954,638

David Spiegel, CFO      2006   $184,375    $   0             $ 26,458 (5)                   $ 210,833
                        2005   $180,437    $   0             $ 26,458 (5)                   $ 206,895
                        2004   $188,781    $   0             $ 26,458 (5)                   $ 215,239

(1) Reflects cost of annual grant, in accordance with employment agreement, of 50,000 shares computed in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

(2) Includes compensation for vacation time not taken, amounting to $153,690 in 2006 and $46,697 in 2005.

(3) Includes insurance reimbursements of $8,191, $27,176 and $18,515 in 2006, 2005 and 2004, respectively.

(4)   Includes automobile benefits of $14,188, $13,316 and $13,066 in 2006, 2005 and 2004 respectively.

(5) Includes insurance reimbursements of $20,458 and automobile benefits of $ 6,000 in 2006, 2005 and 2004.

(6) In 2004, Mr. Ferola was paid a bonus of $630,000 that was expensed in 2003 and is not included in Total Compensation for 2004.

Grants of Plan-Based Awards

      The following table sets forth certain information concerning stock options granted to those individuals named in the Summary Compensation Table who were granted stock options in fiscal year 2006.

                      Number of
                     Securities           % of Total         Exercise                       Potential Realizable
                     Underlying             Options           Price                       Value At Assumed Annual
                       Options            Granted to           Per            Exp.          Rates of Stock Price
Name                   Granted        Employees in Year       Share           Date            Appreciation (2)
----                   -------        -----------------       -----           ----            ----------------
                                                                                              5%            10%
                                                                                              --            ---
Frank F.Ferola        50,000(1)              100%             $3.54         1/1/2016     $288,314        $459,092

      (1)   Reflects Stock Options granted pursuant to employment agreement.

      (2) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect any estimate or prediction by the Company of future Common Stock trading prices.

Employment and Termination Arrangements

Frank F. Ferola

      On January 1, 1997, the Company entered into an employment agreement with Mr. Frank F. Ferola. The agreement provides for a three year term, which may be renewed for successive terms of three years if, at least thirty days prior to the end of each term, Mr. Ferola gives notice of his election to renew. Mr. Ferola renewed the agreement at the end of 1999, 2002 and 2005, terminating December 31, 2008.

      Under the agreement, Mr. Ferola receives an annual base salary which is increased annually by an amount equal to 10% of the previous years' base salary. For the year ending December 31, 2006, Mr. Ferola's contractual annual base salary would have been $1,002,048, however, by letter dated July 6, 2005, to the Company, Mr. Ferola unilaterally reduced his salary to $540,000 per annum, subject to 10% annual increases. (See discussion under Certain Relationships and Related Transactions.)

      In addition, Mr. Ferola is entitled to receive an annual performance bonus based on increases of at least 10% in the Company's earnings per share, calculated by comparison to a base year (currently, 2005) and pursuant to a formula set forth in his employment agreement. For the year ending December 31, 2006, Mr. Ferola was not due a bonus.

      Further, Mr. Ferola's employment agreement provides that he will receive stock options with ten year terms, under the 1990 Key Employee Stock Incentive Plan or under a substitute plan directly from the Company, on each anniversary date of the agreement of not less than 50,000 shares based on the closing price of the stock on the last business day before the anniversary date.

      Moreover, in the event of a "change in control" (as defined in the employment agreement) of the Company, Mr. Ferola is entitled to receive an amount equal to his base salary for the remaining term of his employment agreement plus an additional 24 months' salary, plus a lump-sum payment in an amount equal to the most recent annual bonus paid, multiplied by the sum of the number of years (including any fraction thereof) remaining in the term of his agreement, plus two. If a change in control were deemed to have taken place on December 31, 2006, under the terms of his contract, Mr. Ferola would be entitled to receive a lump-sum payment of approximately $7,800,000. In accordance with current Internal Revenue Service regulations, a significant portion of the aforementioned change in control payment would not be tax deductible.

David Spiegel

      Mr. Spiegel has an arrangement with the Company where the Company pays him a severance payment upon a "change in control" (as defined in a letter agreement dated April 29, 2004, by and between Mr. Spiegel and the Company) in an amount equal to his then-current monthly base salary, multiplied by twelve, plus a lump-sum payment equal to his most recent annual bonus. If a change in control were deemed to have taken place on December 31, 2006, under the terms of his termination agreement, Mr. Spiegel would be entitled to receive a lump-sum payment of approximately $184,000.

Tyler Kiester

      Mr. Kiester has an arrangement whereby the Company pays him a severance payment upon a "change in control" (as defined in a letter agreement dated May 19, 2003, by and between Mr. Kiester and the Company) in an amount equal to his then-current monthly base salary multiplied by twelve. If a change in control were deemed to have taken place on December 31, 2006, under the terms of his termination agreement, Mr. Kiester would be entitled to receive a lump-sum payment of approximately $95,000.

Potential Payments Upon Termination or Change of Control

      Please refer to the above Employment and Termination Arrangements for a discussion of potential payments upon termination or change in control.

Outstanding Equity Awards at Fiscal Year End

      The following table sets forth information with respect to the number of shares acquired upon exercise of stock options and the value realized upon exercise of such stock options by the individuals named in the Summary Compensation Table during 2006. The table also contains information regarding the number of shares covered by both exercisable and unexercisable stock options held by the same individuals as of December 31, 2006. Also reported are the values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2006 ($3.62 per share).

                                                              Number of
                                                        Securities Underlying                    Value of
                                                         Unexercised Options                Unexercised In-the-
                            Shares                             Held at                       Money Options at
                           Acquired                       December 31,2006                  December 31, 2006
                              On       $ Value            ----------------                  -----------------
          Name             Exercise    Realized    Exercisable      Unexercisable     Exercisable      Unexercisable
                           --------    --------    -----------      -------------     -----------      -------------
Frank F. Ferola              --          --          200,000           50,000             --                --

Compensation of Directors

      All directors of the Company are compensated for their services by payment of $300 for each Board meeting attended. During fiscal year 2006, options to purchase shares of Common Stock, were granted by the Company to the four directors of the Company who were not employees or regularly retained consultants of the Company (each, an "Outside Director") pursuant to the Company's 1990 Outside Directors' Stock Option Plan.

      Under the Plan, each Outside Director is automatically granted, upon such person's election or re-election to serve as a director of the Company, an option exercisable over five years, to purchase shares of Common Stock. Upon initial election to the Board of Directors, an Outside Director is granted an option to purchase 5,062 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. An option to purchase an additional 5,062 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of such grant) is granted to each incumbent Outside Director during each fiscal year of the Company thereafter on the earlier of (i) June 30 or (ii) the date on which the stockholders of the Company elect directors at an annual meeting of such stockholders or any adjournment thereof. The aggregate number of shares of Common Stock reserved for grant under the Outside Directors' Stock Option Plan is 202,500, of which options covering 96,178 shares are outstanding.

     Name                         Fees earned    Option awards      Total
     ----                         -----------    -------------      -----

Richard Barone                       $1,800         $5,003         $6,803
Curtis Carlson                       $1,200         $5,003         $6,203
William Gross                        $1,800         $5,003         $6,803
Elliot Ross                          $  900         $5,003         $5,903
Shouky Shaheen                       $1,200         $5,003         $6,203

Compensation Committee Interlocks and Insider Participation

      The members of the Stock Option & Compensation Committee as of December 31, 2006, were Messrs. Ross and Barone. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2006, or formerly, an officer or employee of the company, nor has any member of the Stock Option & Compensation Committee had any relationship with us during the fiscal year ended December 31, 2006, requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

      None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, with respect to which any executive officer served as a director or member of our Stock Option & Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plans

      As of December 31, 2006, an aggregate of 562,700 options had been granted to executive officers under the 1990 Key Employee Stock Incentive Plan and an aggregate of 596,330 options had been granted to all employees under the Plan. Included in the above totals are options that have been granted and subsequently cancelled and/or expired.

      Non-employee directors of the Company are not granted options under the 1990 Key Employee Stock Incentive Plan, but are granted options under the 1990 Outside Directors' Stock Option Plan, discussed above under "Compensation of Directors."

      The tabular information required by Item 201(d) of Regulation SK is incorporated by reference to Footnote 11 of the consolidated financial statements contained elsewhere in this Form 10-K.

Stock Ownership by Certain Beneficial Owners

      The following table sets forth, as of March 31, 2007, certain information as to the stockholders (other than directors and executive officers of the Company) known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings by said holders with the Securities and Exchange Commission on Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended).

                                      Number of Shares
         Name and Address               Beneficially            Percent
        of Beneficial Owner                 Owned *            of Class
        -------------------                 -------            --------

Merlin Partners, L.P., et al.               332,783                7.6
2000 Auburn Drive, Suite 420
Cleveland, OH 44122

Yorktown Avenue Capital, et al.             714,295               16.3
124 E. 4th Street
Tulsa, OK 74103

David  M. Knott, et al.                     382,800                8.7
485 Underhill Blvd., Suite 205
Syosset, NY 11791

Richard L. Scott                            443,600               10.1
Boult Cummings Conners & Berry,PLC
414 Union Street, Suite 1600
Nashville, TN 37219

*Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 Under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

Stock Ownership by Management and Directors

The following table sets forth, as of February 28, 2007, certain information concerning the beneficial ownership of Common Stock by each of the seven directors of the Company, the executive officers, and all current directors and executive officers of the Company as a group (based solely upon information furnished by such persons):

                                                   Number of Shares
Name of                                              Beneficially      Percent
Beneficial Owner (1)                                   Owned(2)        of Class
----------------                                       --------        --------

Curtis Carlson ................................          20,248            (5)
William M. Gross ..............................           5,062            (5)
Frank F. Ferola ...............................         846,028(3)      19.27%
Shouky Shaheen ................................         342,492          7.80%
David Spiegel .................................             700            (5)
Richard Barone ................................         332,783(4)       7.58%
Elliot Ross ...................................           5,062            (5)
All executive officers and directors
  as a group ..................................       1,552,375         35.36%

      (1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power. Unless otherwise indicated, the address of each person listed is c/o The Stephan Co., 1850 W. McNab Rd., Ft. Lauderdale, FL 33309.

      (2) Includes the following shares that may be acquired upon the exercise of options held by the specified person within 60 days of the Record
            Date: Mr. Curtis Carlson - 20,248; Mr. William Gross - 5,062; Mr. Frank Ferola - 200,000; Mr. Shouky Shaheen - 10,124; Mr. Richard Barone - 5,062; Mr. Elliot Ross - 5,062 and all executive officers and directors as a group - 245,558.

      (3) Includes 43,174 shares owned by Mr. Frank Ferola's personal Charitable Foundation, of which Mr. Ferola is a co-trustee.

      (4) Through his beneficial interest in connection with Merlin Partners, L.P.

      (5)   Represents less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 2006, the Company paid $35,486 to Carlson & Lewittes, P.A., a law firm of which Curtis Carlson, an officer and director of the Company, is a partner, for legal services rendered by such firm to the Company. In addition, the Company pays Mr. Carlson $2,000 per month for his services as Vice-President and Secretary.

      In fiscal year 2006, the Company paid $321,000 in rent to Shaheen & Co., Inc., a corporation in which Mr. Shaheen has an ownership interest, for a building the Company leases in Danville, Illinois. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement for the Danville facility which, among other things, increases the annual rental to $303,000 (See Item 2. Properties, for pending legal proceedings regarding this lease).

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

Director Independence

      Our independent directors, Richard Barone and Elliot Ross, qualify as "independent" pursuant to SEC rules and regulations and the independence standards of the listing requirements of The American Stock Exchange. Under these standards, a director is not considered independent if he has certain specified relationships with the company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

      The following table sets forth the fees billed to us by Goldstein Lewin & Co. and Deloitte & Touche, our independent registered accounting firms, as of and for the years ended December 31, 2006, 2005 and 2004.

                                                         For the Years Ended
                                                             December 31,
                                                       2006               2005
                                                       ----               ----
Audit fees(1) ............................           $189,557           $316,080
Audit - related fees .....................           $     --           $     --
Tax fees .................................           $     --           $     --
All other fees ...........................           $     --           $     --
                                                     --------           --------
                                                     $189,557           $316,080
                                                     ========           ========

      (1) Audit fees billed by Goldstein Lewin & Co. in 2006 related to the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2006 and the audit of our annual consolidated financial statements for the year ended December 31, 2005. Audit fees billed by Goldstein Lewin & Co. in 2005 related to the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005 and partial billing in connection with the audit of our annual consolidated financial statements for the year ended December 31, 2005. Audit fees billed by Deloitte & Touche, LLP in 2005 related to the audit of our annual consolidated financial statements for the year ended December 31, 2004 and services performed in connection with "comment letters" received from the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures

      The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services must be approved in advance by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.

By: /s/ Frank F. Ferola
    ----------------------------------
    Frank F. Ferola
    President and Chairman of the Board
    May 1, 2007

By: /s/ David A. Spiegel
    -----------------------------------
    David A. Spiegel
    Principal Financial Officer
    Principal Accounting Officer
    May 1, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Frank F. Ferola              By: /s/ Shouky Shaheen
    ------------------------------       ----------------------------
    Frank F. Ferola, Principal           Shouky Shaheen, Director
    Executive Officer and Director       Date: May 1, 2007
    Date: May 1, 2007

By: /s/ Curtis Carlson               By: /s/ Richard A. Barone
    ------------------------------       ----------------------------
    Curtis Carlson, Director             Richard A. Barone, Director
    Date: May 1, 2007                    Date: May 1, 2007

By: /s/ William Gross                By: /s/ Elliot Ross
    ------------------------------       ----------------------------
    William Gross, Director              Elliot Ross, Director
    Date: May 1, 2007                    Date: May 1, 2007