Form 10QSB
period 2007-03-31
STEPHAN CO
filed 2007-05-21
CIK 94056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                 FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


              For the Quarterly Period Ended: March 31, 2007


                        Commission File No. 1-4436


                              THE STEPHAN CO.
     (Exact Name of Small Business Issuer as Specified in its Charter)


               Florida                               59-0676812
   (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)               Identification No.)


   1850 West McNab Road, Fort Lauderdale, Florida      33309
      (Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code: (954) 971-0600


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X     NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES       NO X



         Approximate number of shares of Common Stock outstanding
                          as of April 30, 2007:



                                 4,389,805






                       THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2007


                                    INDEX

                                                               PAGE NO.
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2007 and December 31, 2006            5-6

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2007 and 2006                                7

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2007 and 2006                               8-9

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                 10-15

           ITEM 2.    Management's Discussion and Analysis      16-17

           ITEM 3.    Controls and Procedures                   17-18


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             19

           ITEM 6.  Exhibits                                      19


SIGNATURES                                                        20

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2007


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

                        THE STEPHAN CO. AND SUBSIDIARIES
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 2007


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

                        PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       THE STEPHAN CO. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                               March 31,     December 31,
                                                 2007            2006
                                             ____________    ____________

CURRENT ASSETS

 Cash and cash equivalents                    $ 7,666,815    $  7,064,332

 Restricted cash                                1,110,000       1,110,000

 Accounts receivable, net                       1,940,800       1,716,733

 Inventories                                    4,978,912       4,792,357

 Prepaid expenses and
  other current assets                            159,162         335,429
                                             ____________    ____________

   TOTAL CURRENT ASSETS                        15,855,689      15,018,851

RESTRICTED CASH                                   836,071       1,206,392

PROPERTY, PLANT AND EQUIPMENT, net              1,540,905       1,573,560

DEFERRED INCOME TAXES                             813,588         864,471

GOODWILL, net                                   2,602,802       2,602,802

TRADEMARKS, net                                 3,069,507       3,069,507

DEFERRED ACQUISITION COSTS, net                    59,655          76,161

OTHER ASSETS, net                               2,391,959       2,354,295
                                             ____________    ____________

   TOTAL ASSETS                              $ 27,170,176    $ 26,766,039
                                             ============    ============


    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,      December 31,
                                                2007             2006
                                            ____________     ____________
CURRENT LIABILITIES

 Accounts payable and
  accrued expenses                         $  2,859,053      $  2,215,449

 Current portion of
  long-term debt                              1,110,000         1,110,000
                                           ____________      ____________

   TOTAL CURRENT LIABILITIES                  3,969,053         3,325,449

LONG-TERM DEBT                                  832,500         1,110,000
                                           ____________      ____________

   TOTAL LIABILITIES                          4,801,553         4,435,449
                                           ____________      ____________

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value                   43,898            43,898
  Additional paid-in capital                 17,668,352        17,646,069
  Retained earnings                           4,656,373         4,640,623
                                           ____________      ____________
  TOTAL STOCKHOLDERS' EQUITY                 22,368,623        22,330,590
                                           ____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 27,170,176      $ 26,766,039
                                           ============      ============








    See notes to unaudited condensed consolidated financial statements

                    THE STEPHAN CO. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended March 31,
                                            ______________________________

                                                 2007             2006
                                            _____________      ___________
NET SALES                                     $ 5,196,864      $ 5,596,397

COST OF GOODS SOLD                              3,042,920        3,378,582
                                              ___________      ___________
GROSS PROFIT                                    2,153,944        2,217,815

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       2,048,022        2,078,332
                                              ___________      ___________

OPERATING INCOME                                  105,922          139,483

OTHER INCOME(EXPENSE)
  Interest income                                  90,554           43,463
  Interest expense                                (34,634)         (31,798)
  Royalty income                                   12,500           12,500
                                              ___________      ___________

INCOME BEFORE INCOME TAXES                        174,342          163,648

INCOME TAX EXPENSE                                 70,796           66,592
                                              ___________      ___________
NET INCOME                                    $   103,546      $    97,056
                                              ===========      ===========


BASIC AND DILUTED
  EARNINGS PER SHARE:                         $       .02      $       .02
                                              ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         4,399,758        4,391,747
                                              ===========      ===========








    See notes to unaudited condensed consolidated financial statements

                      THE STEPHAN CO. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended March 31,
                                           _______________________________

                                                 2007            2006
                                             ___________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  $   103,546     $    97,056
                                             ___________     ___________


 Adjustments to reconcile net income
  to net cash flows provided
  by operating activities:

   Depreciation                                   34,045          37,454
   Stock option compensation                      22,283            -
   Amortization of intangible assets              16,506          16,506
   Deferred income taxes                          50,883          30,448
   Provision for doubtful accounts                 5,827          27,177

   Changes in operating assets and
   liabilities:

     Accounts receivable                        (229,894)       (446,479)
     Inventories                                (186,555)         37,137
     Income taxes payable/receivable                -             22,893
     Prepaid expenses
      and other current assets                   176,267         110,996
     Other assets                                (37,664)         27,747
     Accounts payable and accrued expenses       643,604         559,385
                                             ___________     ___________

     Total adjustments                           495,302         423,264
                                             ___________     ___________
Net cash flows provided by
 operating activities                            598,848         520,320
                                             ___________     ___________






     See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended March 31,
                                            ______________________________

                                                 2007             2006
                                             ____________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

 Change in restricted cash                       370,321          185,470

 Purchase of property, plant
  and equipment                                   (1,390)          (8,716)
                                             ___________      ___________
Net cash flows provided by
 investing activities                            368,931          176,754
                                             ___________      ___________
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (277,500)        (277,500)

 Dividends paid                                  (87,796)         (87,796)
                                             ___________      ___________
Net cash flows used in
 financing activities                           (365,296)        (365,296)
                                             ___________      ___________

INCREASE IN CASH AND CASH EQUIVALENTS            602,483          331,778

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           7,064,332        5,602,762
                                             ___________      ___________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $ 7,666,815      $ 5,934,540
                                             ===========      ===========


Supplemental Disclosures of Cash Flow Information:


          Interest paid                      $     7,990      $    11,798
                                             ===========      ===========

          Income taxes paid                  $    21,515      $      -
                                             ===========      ===========


    See notes to unaudited condensed consolidated financial statements

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2007 AND 2006


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES


         NATURE OF OPERATIONS: The Stephan Co. (the "Company") is engaged principally in the manufacture, sale, and distribution of hair and personal care grooming products throughout the United States. The Company has allocated substantially all of its business into three segments, which include professional hair care products and distribution, retail personal care products and manufacturing.

         BASIS OF PRESENTATION: In the opinion of management, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the Company's financial position and results of operations are reflected in these unaudited interim financial statements.

     The results of operations for the three-month period ended March 31, 2007 is not necessarily indicative of the results to be achieved for the year ending December 31, 2007. The December 31, 2006 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS:    Cash and cash equivalents include
cash, money market investment accounts and short-term municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit. Cash and cash equivalents held in interest-bearing accounts as of March 31, 2007 and December 31, 2006 were approximately $ 6,964,000 and $6,242,000, respectively. At March 31, 2007 and December 31, 2006, the Company excluded restricted cash in the amount of approximately $1,946,000 and $2,316,000, respectively, from the above as they are pledged as collateral for a bank loan.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2007 AND 2006


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

         INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market, and are as follows:

                                        March 31,          December 31,
                                          2007                 2006
                                      ____________         ____________
Raw materials                         $  1,423,855         $  1,457,575
Packaging and components                 2,196,541            2,138,017
Work in progress                           503,919              605,848
Finished goods                           3,176,311            2,872,305
                                      ____________         ____________
                                         7,300,626            7,073,745
Less: Amount included in
      other assets                      (2,321,714)          (2,281,388)
                                      ____________         ____________

                                      $  4,978,912         $  4,792,357
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

     Included in other assets is inventory not anticipated to be utilized within one year and is comprised primarily of packaging, components and finished goods. The Company reduces the carrying value of inventory to provide for these slow moving goods including the estimated costs of disposal of inventory that may ultimately become unusable or obsolete.

         BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 4,399,758 for the three months ended March 31, 2007 and 4,391,747 for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, the Company had 396,178 and 391,116 outstanding stock options, respectively, a significant portion of which were anti-dilutive. The inclusion of dilutive stock options in the calculation of earnings per share did not have a material impact on earnings per share for the three months ended March 31, 2007 and 2006.

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2007 AND 2006


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123R"), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized at March 31, 2007 relate to the estimated fair value at the grant date of 50,000 stock options granted subsequent to January 1, 2007 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and recognized no compensation expense in net income for stock options granted and has elected the disclosure only provisions of FAS 123. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

     As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the period ended March 31, 2007 was lower because the Company recognized approximately $22,000 of compensation expense (included in Selling, General and Administrative Expenses) in the period for the stock options granted. The impact on basic and diluted earnings per share for the quarter ended March 31, 2007 was not material. For the quarter ended March 31, 2006, compensation expense of approximately $21,000 was recorded for options granted in the period, as indicated above. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as at March 31, 2007:


              Life expectancy                      10 years
              Risk-free interest rate                 4.48%
              Expected volatility                    62.00%
              Dividends per share                     2.21%
              Weighted average fair
               value at grant date                   $2.06


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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2007 AND 2006


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

      In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by our Company in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements

     In July 2006 the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, provided that such position is more likely than not of being sustained on audit. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that FIN 48 will have any adverse effect on our financial statements.

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

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2007 AND 2006

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (continued)

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

     The Company conducts operations principally in the United States and sales to international customers are not material to its consolidated net sales. Income Before Income Taxes as shown below reflects a reasonable allocation of corporate overhead expenses to all segments. The following tables, in thousands, summarize Net Sales and Income Before Income Taxes by reportable segment:

                                                  INCOME BEFORE
                                 NET SALES         INCOME TAXES
                              _______________    _______________

                               Three Months       Three Months
                              Ended March 31,    Ended March 31,
                                2007    2006       2007    2006
                              _______________    _______________
Professional                  $ 3,833 $ 4,252    $  340    $ 345
Retail                          1,008   1,009       312       47
Manufacturing                   1,119   1,241      (328)    (185)
                              _______ _______    ______  _______
   Total                        5,960   6,502       324      207
Intercompany
  Manufacturing                  (763)   (906)     (150)     (43)
                              _______ _______    ______  _______
   Consolidated               $ 5,197 $ 5,596    $  174  $   164
                              ======= =======    ======  =======

                       THE STEPHAN CO. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED MARCH 31, 2007 AND 2006


NOTE 3: COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation matters arising in the ordinary course of business. It is the opinion of management that none of these matters, at March 31, 2007, would likely, if adversely determined, have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any other pending litigation since the Company's last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2006.

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2007 AND 2006


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 2007, net sales were $5,197,000 compared to $5,596,000 for the three months ended March 31, 2006, a decrease of $399,000. Gross profit for the three months ended March 31, 2007 was $2,154,000, compared to gross profit of $2,218,000 achieved for the corresponding three-month period in 2006. The decrease in net sales was primarily due to a decline in Professional Hard goods sales, which accounted for approximately 70% of the decline, as well as a decrease in net sales of retail goods. The gross profit margin increased, from 39.6% for the quarter ended March 31, 2006 to 41.4% for the corresponding period in 2007, due largely to a change in the sales mix.

     Net income was $104,000 for the three months ended March 31, 2007 compared to net income of $97,000 for the comparable three months ended March 31, 2006. Basic and diluted earnings per share were $.02 for each of the three month period ended March 31, 2007 and 2006.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2007 decreased $30,000 when compared to the corresponding three-month period of 2006. The Company experienced declines in payroll and related expenses but these were offset by increases in professional fees, insurance and office expenses when compared to the quarter ended March 31, 2006.

     Interest expense for the three months ended March 31, 2007 increased slightly when compared to the corresponding three-month period in 2006 as a result of increased interest accruals on the Trevor Sorbie debt arising from an adverse arbitration decision in 2004. The Company is vigorously defending this legal action and while management believes we may ultimately prevail and/or settle for an amount substantially below the amount already accrued, management continues to accrue interest on the entire obligation because, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

     Interest income for the three months ended March 31, 2007 increased approximately $47,000, when compared to the corresponding three-month period in 2006, as a result of having more cash on hand for investment purposes and an overall increase in the interest rates on invested funds.

LIQUIDITY & CAPITAL RESOURCES

     Cash and cash equivalents increased $603,000 to $7,667,000 as of March

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2007 AND 2006


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

31, 2007 from $7,064,000 as of December 31, 2006.  Total cash of $9,613,000 includes $1,946,000 of cash invested in a restricted money market account pledged as collateral for a bank loan. The Company has continued to secure its outstanding long-term debt with Wachovia Bank with restricted cash. Total current assets at March 31, 2007 were $15,856,000 compared to $15,019,000 at December 31, 2006. Working capital increased $193,000 from December 31, 2006, and was approximately $11,887,000 at March 31, 2007.

     The Company does not have any off-balance sheet financing or similar arrangements.

NEW FINANCIAL ACCOUNTING STANDARDS

     See Note 1 to the Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal controls over financial reporting and consequently our disclosure controls and procedures were not effective, as of the end of the period covered by this quarterly report in timely alerting them as to material information relating to our Company (including our consolidated subsidiaries) required to be included in this quarterly

                    THE STEPHAN CO. AND SUBSIDIARIES
                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          MARCH 31, 2007 AND 2006


ITEM 3.  CONTROLS AND PROCEDURES (continued)

report.

    The material weakness in our internal controls over financial reporting as of March 31, 2007 related to the fact that as a small public company, we have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and we have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes. The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of March 31, 2007.

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

                     THE STEPHAN CO. AND SUBSIDIARIES
                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                            MARCH 31, 2007 AND 2006


                      PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 to the Financial Statements included in Part I, Item 1 for a discussion of legal proceedings. There has been no significant change in the status of litigation since the issuance of the Annual Report on Form 10-K for the year ended December 31, 2006.


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



THE STEPHAN CO.




   /s/ Frank F. Ferola
_____________________________________
Frank F. Ferola
President and Chief Executive Officer
May 21, 2007




  /s/ David A. Spiegel
____________________________________
David A. Spiegel
Principal Financial and
Accounting Officer
May 21, 2007