Form 10QSB
period 2007-06-30
STEPHAN CO
filed 2007-08-13
CIK 94056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File No. 1-4436

THE STEPHAN CO.

(Exact Name of Small Business Issuer as Specified in its Charter)

Florida	59-0676812
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1850 West McNab Road, Fort Lauderdale, Florida	33309
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (954) 971-0600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Approximate number of shares of Common Stock outstanding as of July 31, 2007:

4,389,783

Transitional Small Business Disclosure Format (Check One):    YES  ☐    NO  ☒

The Stephan Co. and Subsidiaries

June 30, 2007

The Stephan Co. and Subsidiaries

June 30, 2007

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains certain “forward-looking” statements. The Stephan Co. (“Stephan” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all such forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, condition (financial or otherwise), performance, trends or achievements of the Company and its subsidiaries to be materially different from any results, condition, performance, trends or achievements projected, anticipated or implied by such forward-looking statements.

Words such as “projects,” “believe,” “anticipates,” “estimate,” “plans,” “expect,” “intends,” and similar words and expressions are intended to identify forward-looking statements and are based on our current expectations, assumptions, and estimates about us and our industry. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.

Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, our ability to satisfactorily address any material weaknesses in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; costs and expenses incurred by us in pursuing strategic alternatives; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins; as well as management’s response to these factors, and other factors that may be more fully described in the Company’s literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Stephan Co. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

Assets

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$7,452,754	$7,064,332
Restricted cash	1,110,000	1,110,000
Accounts receivable, net	2,140,637	1,716,733
Inventories	4,861,616	4,792,357
Prepaid expenses and other current assets	211,841	335,429

TOTAL CURRENT ASSETS	15,776,848	15,018,851
Restricted cash	557,963	1,206,392
Property, plant and equipment, net	1,507,529	1,573,560
Deferred income taxes	725,402	864,471
Goodwill, net	2,602,802	2,602,802
Trademarks, net	3,069,507	3,069,507
Deferred acquisition costs, net	43,149	76,161
Other assets, net	2,249,260	2,354,295

TOTAL ASSETS	$26,532,460	$26,766,039

See notes to unaudited condensed consolidated financial statements.

The Stephan Co. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	June 30, 2007	December 31, 2006
Accounts payable and accrued expenses	$2,309,795	$2,215,449
Current portion of long-term debt	1,110,000	1,110,000

TOTAL CURRENT LIABILITIES	3,419,795	3,325,449
Long-term debt	555,000	1,110,000

TOTAL LIABILITIES	3,974,795	4,435,449

Commitments And Contingencies (Note 3)

Common stock, $.01 par value	43,898	43,898
Additional paid-in capital	17,693,644	17,646,069
Retained earnings	4,820,123	4,640,623

TOTAL STOCKHOLDERS’ EQUITY	22,557,665	22,330,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,532,460	$26,766,039

See notes to unaudited condensed consolidated financial statements.

The Stephan Co. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2007	2006
Revenue	$10,316,078	$10,981,917
Cost Of Goods Sold	5,899,589	6,385,410

Gross Profit	4,416,489	4,596,507
Selling, General And Administrative Expenses	4,137,035	4,331,267

Operating Profit	279,454	265,240

Other Income (Expense)
Interest income	185,671	106,393
Interest expense on long-term debt	(14,295)	(22,787)

Income Before Income Taxes	450,830	348,846
Income Tax Expense	183,534	135,611

Net Income	$267,296	$213,235

Net Income Per Share:
Basic	$.06	$.05
Diluted	$.06	$.05

See notes to unaudited condensed consolidated financial statements.

The Stephan Co. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2007	2006
Revenue	$5,106,714	$5,373,020
Cost Of Goods Sold	2,856,669	3,006,828

Gross Profit	2,250,045	2,366,192
Selling, General And Administrative Expenses	2,061,583	2,232,933

Operating Profit	188,462	133,259

Other Income (Expense)
Interest income	95,117	62,929
Interest expense on long-term debt	(7,092)	(10,991)

Income Before Income Taxes	276,487	185,197
Income Tax Expense	112,737	69,018

Net Income	$163,750	$116,179

Net Income Per Share:
Basic	$.04	$.03
Diluted	$.04	$.03

See notes to unaudited condensed consolidated financial statements.

The Stephan Co. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267,296	$213,235

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	68,088	76,030
Stock-based compensation	47,659	41,908
Amortization	33,012	33,012
Deferred income taxes	139,068	96,210

Changes in operating assets and liabilities:
Accounts receivable	(423,904)	(421,530)
Inventories	(69,259)	(156,958)
Prepaid expenses and other current assets	123,588	186,209
Change in other assets	105,035	80,035
Accounts payable and accrued expenses	94,346	441,860

Net cash flows provided by operating activities	384,929	590,011

See notes to unaudited condensed consolidated financial statements.

The Stephan Co. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Reduction in restricted cash	648,429	462,559
Purchase of property, plant and equipment	(2,057)	(27,739)

Net cash flows provided by investing activities	646,372	434,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(555,000)	(555,000)
Dividends paid	(87,796)	(175,592)
Purchase & retirement of common stock	(83)	—

Net cash flows used in financing activities	(642,879)	(730,592)

INCREASE IN CASH AND CASH EQUIVALENTS	388,422	294,239
Cash And Cash Equivalents, Beginning Of Period	7,064,332	5,602,762

Cash And Cash Equivalents, End Of Period	$7,452,754	$5,897,001

Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,787	$22,789

Income taxes paid	$50,044	$33,381

See notes to unaudited condensed consolidated financial statements.

The Stephan Co. and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

Quarters Ended June 30, 2007 and 2006

NOTE	1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: The Stephan Co. (the “Company”) is engaged principally in the manufacture, sale and distribution of hair and personal care grooming products throughout the United States. We have allocated substantially all of our business into three segments: professional hair care products, retail personal care products and manufacturing/other.

BASIS OF PRESENTATION: In our opinion, all adjustments (consisting only of normal accruals) necessary for a fair presentation of the Company’s financial position and results of operations are reflected in these unaudited interim condensed consolidated financial statements. Certain reclassifications of prior year amounts have been made to effect comparability with current year classifications.

The results of operations for the six and three-month periods ended June 30, 2007 are not necessarily indicative of the results to be achieved for the year ending December 31, 2007. The December 31, 2006 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, CDs, money market investments and short-term municipal bonds having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit.

INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market:

	June 30, 2007	December 31, 2006
Raw materials	$1,292,329	$1,457,575
Packaging and components	2,062,222	2,138,017
Work-in-process	471,396	605,848
Finished goods	3,357,280	2,872,305

	7,183,227	7,073,745
Less: Amount included in other assets	(2,321,611)	(2,281,388)

	$4,861,616	$4,792,357

Raw materials include chemicals and fragrances used in the production process. Packaging and components include cartons, inner sleeves, boxes, bottles, containers, jars, caps, pumps and similar items. Finished goods are comprised of manufactured and purchased “wet” goods and purchased “hard” goods including hair dryers, electric clippers, lather machines, scissors and salon accessories.

Packaging, components and finished goods that are not anticipated to be used within one year are categorized as other assets. We reduce the value of inventory, included in other assets, to provide for the cost, including the estimated costs of disposal, of slow moving goods that may ultimately become unusable or obsolete.

BASIC AND DILUTED NET INCOME PER SHARE: Basic net income per share was computed by dividing net income by the weighted average shares of common stock outstanding (4,389,805 shares). Diluted net income per share was computed by dividing net income by the weighted average shares of common stock outstanding increased by shares assumed to be outstanding after the exercise of certain stock options.

The inclusion of dilutive stock options in the calculation of diluted net income per share was not significant for the six- or three-month periods ended June 30, 2007 and 2006. We have approximately 400,000 stock options outstanding, of which approximately 150,000 are “in the money” and therefore used in the calculation of diluted net income per share.

In late June 2007 we purchased 22 shares of common stock as an accommodation to a shareholder. The stock was later retired and the shares are no longer outstanding.

STOCK-BASED COMPENSATION: As a result of adopting FAS 123R on January 1, 2006, we incurred compensation expense related to stock options by $48,000 and $25,000 for the six- and three-month periods ended June 30, 2007, respectively. For the six- and three-month periods ended June 30, 2006, our net income was reduced by approximately $42,000 in both periods. The impact on basic and diluted net income per share was approximately $.01 in all periods presented.

NEW FINANCIAL ACCOUNTING STANDARDS: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses the effect on current year financial statements of prior year uncorrected errors. SAB No. 108 was effective for fiscal years ended after November 15, 2006. The adoption of SAB No. 108 by us in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, provided that such position is more likely than not of being sustained on audit. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that FIN 48 will have an adverse effect on our financial statements.

NOTE 2: COMMITMENTS AND CONTINGENCIES

We are involved in litigation matters arising in the ordinary course of business. It is our opinion that none of these matters, at June 30, 2007, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any pending litigation since our last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Six-Month Periods ended June 30, 2007 and June 30, 2006:

Our revenue was $10.3 million for the six months ended June 30, 2007, a decrease of 6.1% from the comparable period in 2006, principally due to shortfalls in our two main product segments: professional and retail. Revenue in our professional segment, consisting principally of lower margin hard goods sold to distributors, accounted for approximately 75.0% of our total revenue for the six-month period ended June 30, 2007 and declined 6.3% from the comparable period in the prior year. Revenue in our retail segment, principally comprised of chain stores and mass merchandisers, accounted for approximately 16.0% of our total revenue for this six-month period and was 12.5% less than the revenue for the comparable 2006 period. Revenue for the remaining sales categories was greater than that in 2006 by 11.8%. We are re-evaluating the manner in which we allocate costs to our product segments to better reflect their profit or loss. We intend to report segment profit or loss in our annual report on Form 10-KSB for the year ending December 31, 2007.

Revenue by Segment

($ in thousands)

	Six Months 2007	Six Months 2006	% Increase (Decrease)
Professional	$7,708	$8,228	(6.3)%
Retail	1,696	1,937	(12.5)%
Manufacturing/Other	912	817	11.8%

Total	$10,316	$10,982	(6.1)%

While certain of our brands, sold principally to retail chains, outperformed results in the prior year, revenue in our largest category, professional hard goods, was below that in the second quarter of 2006. We believe that several factors contributed to this shortfall: 1) a decrease in the number of distributors resulting from industry consolidation, 2) increased competitive pressures, 3) lower beauty school enrollments and 4) general economic conditions.

Our operating profit increased modestly in the first half of 2007 compared to the first half of 2006 as slightly higher gross margins and lower selling, general and administrative (“SG&A”) expenses offset the revenue decline. The gross margin percentage improved due in part to 1) a shift in the mix of products sold as fewer lower margin hard goods were sold in the first half of 2007 compared to those sold in the first half of 2006 and 2) our emphasis on controlling our inventory levels by utilizing raw materials and components more efficiently.

Lower SG&A expenses contributed to better operating profit as our payroll and freight costs were less in the six-month period ended June 30, 2007 compared to the same period in 2006. SG&A expenses in the first half of 2006 included legal costs of $45,000, classified in previous reports as a component of interest expense; these legal costs were not incurred in 2007.

Income before income taxes increased 29.0% helped by higher interest income. Net income was 25.0% better than that in the first half of 2006.

Comparison of the Three-Month Periods ended June 30, 2007 and June 30, 2006:

Our revenue was $5.1 million for the three months ended June 30, 2007, a decrease of 5.0% from the comparable period in 2006 principally due to shortfalls in our two main segments: professional and retail. Revenue in our professional segment, consisting principally of lower margin hard goods, accounted for approximately 75.0% of our total revenue for the three-month period ended June 30, 2007 and declined 2.7% from the comparable period in the prior year. Revenue in the retail segment, principally comprised of chain stores and mass merchandisers, accounted for approximately 17.0% of our total revenue for this three-month period and was 15.4% less than revenue for the comparable 2006 period. Revenue for the remaining product segment was about the same as that in 2006. We are re-evaluating the manner in which we allocate costs to our product segments to better reflect their profit or loss. We intend to report segment profit or loss in our annual report on Form 10-KSB for the year ending December 31, 2007.

Revenue by Segment

($ in thousands)

	Three Months 2007	Three Months 2006	% Increase (Decrease)
Professional	$3,831	$3,935	(2.7)%
Retail	863	1,020	(15.4)%
Manufacturing/Other	413	418	(1.1)%

Total	$5,107	$5,373	(5.0)%

See above for the reasons for the shortfalls from the second quarter of 2006.

Our operating profit increased in the second quarter of 2007 as lower SG&A expenses helped to offset the effect of the revenue decline. We incurred lower payroll, professional fees and freight costs during this period compared to the comparable period last year. SG&A expenses in the second quarter of 2006 included legal costs, classified in previous reports as a component of interest expense; these legal costs were $52,000 less in the second quarter of 2007 than in the comparable period in 2006.

Income before income taxes for the three-month period ended June 30, 2007 increased primarily due to improved operating profit and higher interest income. Net income for the period improved by 41.0% from the comparable period in 2006.

LIQUIDITY & CAPITAL RESOURCES

We had $7.5 million cash and cash equivalents at June 30, 2007, up from $7.1 million at December 31, 2006. Additionally, we had cash of $1.7 million pledged as security for a bank loan of a like amount. Other than this bank loan, which has been fully funded by restricted cash, we have no long-term debt.

During the six-month period ended June 30, 2007, we generated cash flows from operations sufficient to fund our operating, capital and dividend requirements. We do not anticipate the need for additional long-term debt or capital contributions at this time. We do not have any off-balance sheet financing or similar arrangements.

We declared our second dividend of 2007 on July 10 in the amount of $.02 per share of common stock, and it was paid on July 31, 2007. We have paid dividends every year since mid-1995.

NEW FINANCIAL ACCOUNTING STANDARDS

See Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new financial accounting standards.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ significantly from those estimates if different assumptions were used or unexpected events transpire. Please see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

ITEM 3.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this quarterly report, we, including our principal executive and financial officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal controls over financial reporting and, consequently, that our disclosure controls and procedures were not effective in timely alerting them as to material information relating to our Company and our subsidiaries that is required to be included in this quarterly report.

The material weakness in our internal controls over financial reporting as of June 30, 2007 related to the fact that as a small public company, we, currently, have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise. We also have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.

The principal factors management considered in determining whether a material weakness existed in this regard was based upon management’s evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company’s internal controls over financial reporting existed as of June 30, 2007.

During the second quarter of 2007 we retained a financial consultant who acted as our controller and also analyzed procedures and evaluated internal controls and reported his findings and recommendations for change to the Audit Committee of the Board. To the extent practicable we will implement these recommended changes by the end of 2007. The consultant remains with us as our chief financial officer.

(b) CHANGES IN INTERNAL CONTROLS: No change in the Company’s internal control over financial reporting occurred during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Audit Committee and we recognize that current staffing levels will have to be enhanced and/or arrangements will have to be made with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

THE STEPHAN CO.

/s/ Frank F. Ferola
Frank F. Ferola
President and Chief Executive Officer
August 13, 2007

/s/ Robert C. Spindler
Robert C. Spindler
Principal Financial and Accounting Officer
August 13, 2007

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.