Form 10QSB
period 2007-09-30
STEPHAN CO
filed 2007-11-19
CIK 94056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the quarterly period ended: September 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to ________


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

YES       NO X


         Approximate number of shares of Common Stock outstanding as of
                                October 31, 2007:

                                    4,389,781


Transitional Small Business Disclosure Format (Check One)     YES     NO X

                        The Stephan Co. and Subsidiaries
                               September 30, 2007


                                    INDEX

                                                                 Page
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of September 30, 2007 and December 31, 2006          4

           Unaudited Condensed Consolidated Statements
           of Operations for the nine and three months ended
           September 30, 2007 and 2006                             5

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the nine months ended
           September 30, 2007 and 2006                             6

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                    7

           ITEM 2.    Management's Discussion and Analysis
                      or Plan of Operation                         9

           ITEM 3.    Controls and Procedures                     11


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                             12

           ITEM 4.  Submission of Matters to a Vote
                    of Security Holders                           12

           ITEM 6.  Exhibits                                      12


SIGNATURES                                                        13

                        The Stephan Co. and Subsidiaries
                               September 30, 2007


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

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        The Stephan Co. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                   Assets

                                             September 30,    December 31,
                                                 2007            2006
                                                 ----            ----

Cash and cash equivalents                   $   7,431,477    $  7,064,332

Restricted cash                                 1,110,000       1,110,000

Accounts receivable, net                        1,841,363       1,716,733

Inventories                                     4,968,905       4,792,357

Prepaid expenses and
  other current assets                            401,131         335,429
                                             ------------    ------------

   TOTAL CURRENT ASSETS                        15,752,876      15,018,851

Restricted cash                                   370,000       1,206,392

Property, plant and equipment, net              1,487,403       1,573,560

Deferred income taxes                             542,981         864,471

Goodwill, net                                   2,602,802       2,602,802

Trademarks, net                                 3,069,507       3,069,507

Deferred acquisition costs, net                    76,161          76,161

Other assets, net                               2,345,466       2,354,295
                                             ------------    ------------

   TOTAL ASSETS                             $  26,247,196    $ 26,766,039
                                             ============    ============


                   Liabilities and Stockholders' Equity


                                            September 30,    December 31,
                                                2007             2006
                                                ----             ----

Current portion of
  long-term debt                            $   1,110,000    $  1,110,000

Accounts payable and
  accrued expenses                              2,134,754       2,215,449
                                            -------------    ------------

   TOTAL CURRENT LIABILITIES                    3,244,754       3,325,449

Long-term debt                                    277,500       1,110,000
                                            -------------    ------------

   TOTAL LIABILITIES                            3,522,254       4,435,449
                                            -------------    ------------

Commitments and Contingencies

Common stock, $.01 par value                       43,898          43,898
Additional paid-in capital                     17,714,581      17,646,069
Retained earnings                               4,966,463       4,640,623
                                            -------------     -----------
   TOTAL STOCKHOLDERS' EQUITY                  22,724,942      22,330,590
                                            -------------     -----------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $  26,247,196    $ 26,766,039
                                            =============    ============

    See notes to unaudited condensed consolidated financial statements.

                        The Stephan Co. and Subsidiaries
         Unaudited Condensed Consolidated Statements of Operations


                                            Nine Months Ended September 30,
                                            ------------------------------
                                                  2007            2006
                                                  ----            ----

Revenue                                       $15,194,200     $17,091,655

Cost Of Goods Sold                              8,490,661       9,910,822
                                              -----------      -----------
Gross Profit                                    6,703,539       7,180,833

Selling, General And
  Administrative Expenses                       5,983,440       6,309,038
                                              -----------      -----------

Operating Profit                                  720,099         871,795

Other Income (Expense)
  Interest income                                 277,610         155,312
  Interest expense on long-term debt              (19,739)        (32,641)
                                              -----------      -----------

Income Before Income Taxes                        977,970         994,466

Income Tax Expense                                388,743         414,979
                                              -----------      -----------

Net Income                                    $   589,227     $   579,487
                                              ===========      ===========

Net Income Per Share:
  Basic                                       $       .13     $       .13
  Diluted                                     $       .13     $       .13
Dividends Per Share:                          $       .06     $       .06


                                            Three Months Ended September 30,
                                            ------------------------------

                                                 2007             2006
                                                 ----             -----

Revenue                                       $ 5,382,581     $ 6,109,738

Cost Of Goods Sold                              2,959,631       3,525,412
                                              -----------     -----------
Gross Profit                                    2,422,950       2,584,326

Selling, General And
  Administrative Expenses                       1,846,405       1,977,771
                                              -----------     -----------

Operating Profit                                  576,545         606,555

Other Income (Expense)
  Interest income                                  91,939          48,919
  Interest expense on long-term debt               (5,555)         (9,854)
                                              -----------     -----------

Income Before Income Taxes                        662,929         645,620

Income Tax Expense                                259,569         279,368
                                              -----------     -----------

Net Income                                    $   403,360     $   366,252
                                              ===========     ===========

Net Income Per Share:
  Basic                                       $       .09     $       .08
  Diluted                                     $       .09     $       .08
Dividends Per Share:                          $       .04     $       .02


    See notes to unaudited condensed consolidated financial statements.

                        The Stephan Co. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows



                                             Nine Months Ended September 30,
                                             -------------------------------

                                                 2007            2006
                                                 ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                 $    589,227      $   579,487

 Adjustments to reconcile net income
  to net cash flows provided
  by operating activities:

   Depreciation                                  102,156          108,931
   Stock-based compensation                       68,596           67,004
   Amortization                                     -              49,518
   Deferred income taxes                         321,490          313,566

 Changes in operating assets and liabilities:
   Accounts receivable                          (124,630)        (861,025)
   Inventories                                  (176,548)          51,560
   Prepaid expenses
      and other current assets                   (65,700)         (11,560)
   Change in other assets                          8,829          350,142
   Accounts payable and accrued expenses         (80,695)         186,810
                                              -----------     -----------

Net cash flows provided by
 operating activities                            642,725          834,433
                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Reduction in restricted cash                    836,392          835,983

 Purchase of property, plant
  and equipment                                  (15,999)         (38,223)
                                              -----------      -----------
Net cash flows provided by
 investing activities                            820,393          797,760
                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                   (832,500)        (740,000)

 Dividends paid                                 (263,389)        (263,389)

 Purchase & retirement of common stock               (84)              --
                                               ----------      -----------
Net cash flows used in
 financing activities                         (1,095,973)      (1,003,389)
                                                ---------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS            367,145          628,804

Cash And Cash Equivalents,
 Beginning Of Period                           7,064,332        5,602,762
                                             -----------      -----------
Cash And Cash Equivalents,
 End Of Period                               $ 7,431,477      $ 6,231,566
                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:

          Interest paid                      $    19,975      $    32,641
                                             ===========      ===========

          Income taxes paid                  $    82,128      $    35,178
                                             ===========      ===========

    See notes to unaudited condensed consolidated financial statements.

                       The Stephan Co. and Subsidiaries
       Notes To Unaudited Condensed Consolidated Financial Statements
                    Quarters Ended September 30, 2007 and 2006

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

         NATURE OF OPERATIONS: The Stephan Co. (the "Company") is engaged principally in the manufacture, sale and distribution of hair and personal care grooming products throughout the United States. We have allocated substantially all of our business into three segments: professional hair care products, retail personal care products and manufacturing/other.

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

     The results of operations for the nine- and three-month periods ended September 30, 2007 are not necessarily indicative of the results to be achieved for the year ending December 31, 2007. The December 31, 2006 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, CDs, money market investments and floating rate notes with maturities of 90 days or fewer when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of the federally insured limit.

         REVENUE RECOGNITION: We recognize revenue upon shipment.

         CLASSIFICATION OF CERTAIN COSTS AND EXPENSES: In Cost of Goods Sold, we include raw materials, packaging, labor and overhead related to manufacturing, shipping and warehousing our products.

         INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market:

                                      September 30,        December 31,
                                          2007                  2006
                                          ----                  ----

Raw materials                         $  1,217,681         $  1,457,575
Packaging and components                 2,023,654            2,138,017
Work-in-process                            486,449              605,848
Finished goods                           3,522,509            2,872,305
                                         ---------            ---------
                                         7,250,293            7,073,745
Less: Amount included in
      other assets                      (2,281,388)          (2,281,388)
                                         ----------           ---------

                                      $  4,968,905         $  4,792,357
                                         =========            =========

     Raw materials include chemicals and fragrances used in the production process. Packaging and components include cartons, inner sleeves, boxes, bottles, containers, jars, caps, pumps and similar items. Finished goods are comprised of manufactured and purchased "wet" goods and purchased "hard" goods including hair dryers, electric clippers, lather machines, scissors and salon accessories.

     Packaging, components and finished goods that are not anticipated to be used within one year are categorized as other assets. We reduce the value of inventory included in other assets by an allowance for inventory obsolescence to provide for the cost, including the estimated costs of disposal of slow moving goods that may ultimately become unusable or obsolete.

         BASIC AND DILUTED NET INCOME PER SHARE: Basic net income per share was computed by dividing net income by the weighted average shares of common stock outstanding (4,389,801 shares). Diluted net income per share was computed by dividing net income by the weighted average shares of common stock outstanding increased by shares assumed to be outstanding after the exercise of certain stock options.

         The inclusion of dilutive stock options in the calculation of diluted net income per share was not significant for the nine- or three-month periods ended September 30, 2007 and 2006. We have approximately 400,000 stock options outstanding, of which approximately 150,000 are "in the money" and therefore used in the calculation of diluted net income per share. The additional shares assumed to be outstanding using the treasury stock method are immaterial.

         In late June 2007 we purchased 22 shares of common stock as an accommodation to a shareholder. The stock was later retired and the shares are no longer outstanding.

         STOCK-BASED COMPENSATION: As a result of adopting FAS 123R on January 1, 2006, we incurred compensation expense related to stock options granted to the CEO and certain directors of $69,000 and $21,000, net of income tax benefits, or about $.02 and $.01, respectively. For the nine- and three-month periods ended September 30, 2006, our net income was reduced by approximately $67,000 and $42,000 for the nine- and three-month periods, or about $.02 and $.01, respectively.

         NEW FINANCIAL ACCOUNTING STANDARDS: In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial statements.

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

     In July 2006 the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, provided that such position is more likely than not of being sustained on audit. FIN 48 was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007 and do not anticipate that it will have an adverse effect on our financial statements.

NOTE 2: COMMITMENTS AND CONTINGENCIES

     We are involved in litigation matters arising in the ordinary course of business. It is our opinion that none of these matters, at September 30, 2007, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any pending litigation since the filing of our most recent Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Adjustments Related to Prior Interim Periods of the Current Year

We recently discovered, with the aid of our system of internal controls, that a manager at our Midwest subsidiary had caused overstated results to be included in our previously reported revenue, net income and net income per share to the extent of $504,000, $124,000, and $.02 per common share, respectively, for the six months ended June 30, 2007. Cash was unaffected. The actions of the former manager were unauthorized and unilateral and resulted in the aforementioned overstatement of revenue and earnings. We do not consider the actions of the former manager to be indicative of a material weakness in our system of internal controls, but we are reviewing our control systems at this subsidiary for any weaknesses or deficiencies. Any needed strengthening of our Internal Controls over Financial Reporting will be implemented before December 31, 2007.

We plan to amend our reports on Form 10-QSB for the first and second quarters of 2007 as follows:


Quarter Ended March 31, 2007                  As Filed         As Restated
                                              --------         -----------
         Revenue                           $  5,209,364        $ 4,946,952
         Net income                             103,546             57,005
         Net income per share              $        .02        $       .01

Quarter Ended June 30, 2007                   As Filed         As Restated
                                             ---------         -----------
         Revenue                           $  5,106,714        $ 4,864,668
         Net income                             163,750            128,751
         Net income per share              $        .04        $       .03

Six Months Ended June 30, 2007                As Filed         As Restated
                                              --------         -----------
         Revenue                           $ 10,316,078        $ 9,811,620
         Net income                             267,296            185,756
         Net income per share              $        .06        $       .04


The "As Restated" amounts above have been included in the year-to-date results in this report on Form 10-QSB for the third quarter of 2007.

Comparison of the Nine-Month Periods ended September 30, 2007 and September 30, 2006:

Our revenue was $15.2 million for the nine months ended September 30, 2007, a decrease of 11.1% from the comparable period in 2006, principally due to shortfalls in our two main product segments: professional and retail. Revenue in our professional segment, consisting principally of lower margin hard goods (clippers, scissors, manikins, lather machines, etc.) sold to distributors, accounted for approximately 76.0% of our total revenue for the nine-month period ended September 30, 2007, representing a decline of 12.4% from the comparable period in the prior year. Revenue in our retail segment, principally comprised of sales to chain stores and mass merchandisers, accounted for approximately 17.0% of our total revenue for this nine-month period and was 15.5% less than the revenue attributed to this product segment for the comparable 2006 period. Revenue for the remaining sales categories was greater than that in 2006 by 25.3%, due principally to higher cosmetic and amenity sales. It was not practicable to determine interim profit or loss by segment; we plan to report segment profitability in our Annual Report on Form 10-KSB for the year ending December 31, 2007.

                                                Revenue by Segment
                                                 ($ in thousands)

                                   Nine Months    Nine Months    % Increase
                                      2007            2006        (Decrease)
                                      ----            ----       ----------

Professional                       $  11,535       $  13,172       (12.4%)
Retail                                 2,594           3,070       (15.5%)
Manufacturing/Other                    1,065             850        25.3%
                                     -------          ------
         Total                     $  15,194       $  17,092       (11.1%)


While sales of certain of our brands, sold principally to retail chains and sales of amenities and cosmetics, outperformed results in the prior year, revenue in our largest category, professional hard goods, was below that in the nine-month period ended September 30, 2006. We believe that several factors contributed to this shortfall including: 1) a decrease in the number of distributors resulting from industry consolidation, 2) increased competitive pressures, 3) lower beauty school sales and 4) general economic conditions.

Our operating profit declined 17.4%, to $720,000, in the first three quarters of 2007 compared to the comparable period in 2006. Our gross profit percentage was higher, 44.1% compared to 42.0% in the first nine months of 2006, and our selling, general and administrative ("SG&A") expenses were lower, as described below, partially offsetting the effect of the revenue decline. The gross margin percentage improved due in part to 1) a shift in the mix of products sold as fewer lower margin hard goods were sold in the first three quarters of 2007 compared to those sold in the comparable period of 2006 and 2) our emphasis on controlling our inventory levels by utilizing raw materials and components more efficiently.

Lower SG&A expenses contributed to better operating profit as our payroll and freight costs, two of the principal components of our SG&A expenses, were $109,000 and $75,000, respectively, less in the nine-month period ended September 30, 2007 compared to the same period in 2006. SG&A expenses in the first three quarters of 2006 included legal costs of $78,000, classified in previous reports as a component of interest expense and lower amortization costs of $50,000; these costs were not incurred in 2007.

Income before income taxes decreased 1.8% as the decline in operating profit was offset by the impact of higher interest income. Net income was 1.7% better than that in the first three quarters of 2006.

Comparison of the Three-Month Periods ended September 30, 2007 and September 30, 2006:

Our revenue was $5.4 million for the three months ended September 30, 2007, a decrease of 11.9% from the comparable period in 2006 principally due to shortfalls in our two main segments: professional and retail. Revenue in our professional segment, consisting principally of lower margin hard goods, accounted for approximately 80.0% of our total revenue for the three-month period ended September 30, 2007, representing a decline of 14.4% from the comparable period in the prior year. Revenue in the retail segment, principally comprised of sales to chain stores and mass merchandisers, accounted for approximately 16.0% of our total revenue for this three-month period and was 13.3% less than revenue attributed to this product segment for the comparable 2006 period. Revenue for our remaining product segment increased in 2007 over that in 2006 due to higher cosmetic and amenity sales. It was not practicable to determine profit or loss by segment for the subject period.

                                        Revenue by Segment
                                         ($ in thousands)

                           Three Months     Three Months     % Increase
                               2007             2006         (Decrease)
                               ----             ----         ----------

Professional               $  4,296         $  5,023           (14.4%)
Retail                          836              964           (13.3%)
Manufacturing/Other             251              123           104.1%
                             ------            -----
         Total             $  5,383         $  6,110           (11.9%)


(See above for a description of revenue shortfalls from the third quarter of 2006.)

Our operating profit decreased 4.9% in the third quarter of 2007 as lower SG&A expenses helped to offset the effect of the revenue decline. Our gross profit percentage was higher, 45.0% in the third quarter of 2007 compared to 42.2% in the comparable period of 2006. We incurred lower payroll, professional fees and freight costs, principal components of our SG&A expense, during this third quarter period compared to the comparable period last year. SG&A expenses in the third quarter of 2006 included legal costs of $52,000 classified in 2006 reports as a component of interest expense.

Income before income taxes for the three-month period ended September 30, 2007 increased 2.6% from that in the third quarter of 2006, primarily due to increased interest income that offset the effect of lower operating profit. Net income for the period improved by 10.1% from the comparable period in 2006.

LIQUIDITY & CAPITAL RESOURCES

For the nine months ended September 30, 2007, we generated cash flow from operating activities of $643,000. In the comparable period in 2006 we generated $834,000; the decline from 2006 to 2007 was the result of changes in non-cash working capital. Most of our revenue and cash flow comes from our Professional market segment. This segment markets non-manufactured barber and beauty supplies to distributors, barbershops, beauty schools and salons. We had $7.4 million cash and cash equivalents at September 30, 2007, up from $7.1 million at December 31, 2006. Over and above our $7.4 million we had cash of $1.7 million pledged as security for a bank loan of a like amount. Other than this bank loan, which has been fully funded by pledged ("restricted") cash, we have no long-term debt.

Our changes in cash are generally driven by our profitability, dividend payments and changes in non-cash working capital. Our long-term debt is fully funded by restricted cash; the restricted cash decreases as principal payments on the loan are paid. Cash and cash equivalents, approximately $7.4 million at September 30, 2007, was in excess of the amount due for principal payments under this loan.

During the nine-month period ended September 30, 2007, we generated cash flows from operations sufficient to fund our operating, capital and dividend requirements. We do not anticipate the need for additional long-term debt or capital contributions at this time. We do not have any off-balance sheet financing or similar arrangements. We currently have sufficient cash on hand combined with cash generated from our ongoing operations to satisfy our planned operating and recurring capital requirements.

We paid our third dividend of the year, $.02 per share of common stock, on September 28, 2007. We declared our second dividend of 2007 on July 10 in the amount of $.02 per share of common stock, and it was paid on July 31, 2007. We have paid dividends every year since mid-1995.

Our cash flow from operations has been growing in the past few years; in 2004, however, we paid a special dividend of $2.00 per share of common stock that decreased cash on hand by approximately $9.0 million.

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

     The material weakness in our internal controls over financial reporting as of September 30, 2007 related to the fact that as a small public company, we, currently, have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise. We also have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.

     The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of September 30, 2007.

     During the second quarter of 2007 we retained a financial consultant who acted as our controller and also analyzed procedures and evaluated internal controls and reported his findings and recommendations for addressing the material weakness described above as well as other proposed changes to the Audit Committee of the Board. To the extent practicable we will implement these recommended changes by the end of 2007. So far, we have improved our method of preparing consolidated financial statements and upgraded our accounting staff. The consultant remains with us as our chief financial officer.

     (b) CHANGES IN INTERNAL CONTROLS: Except as noted in Management's Discussion and Analysis or Plan of Operation, no change in the Company's internal control over financial reporting occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Audit Committee and we recognize that current staffing levels will have to be enhanced and/or arrangements will have to be made with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

                      PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

     There has been no significant change in the status of litigation since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Our annual meeting of stockholders was held on September 17, 2007; our stockholders voted upon three matters:

            1) To elect one (1) Class I and two (2) Class II members of the Company's Board of Directors.
                        Results of voting: 3,393,893 votes were cast for Shouky
                        A. Shaheen; 731,663 votes were withheld. 3,404,192 votes were cast for the election of Curtis Carlson; 721,363 votes were withheld. 3,988,692 votes were cast for Elliot Ross; 136,863 votes were withheld.

            2) To reclassify one (1) Class III member of the Company's Board of Directors to be a Class I member:
                        Results of voting: 1,997,527 votes were cast for the reclassification of William M. Gross as a Class I director. Votes against were 113,670; votes abstaining were 2,400. Broker non-votes were 2,011,958.

            3) To ratify the appointment of the Company's independent public accounting firm, Goldstein Lewin & Co.
                        Results of voting: 4,027,739 votes were cast for the ratification of auditors. Votes against were 95,999; votes abstaining were 1,817.

         After the aforementioned voting by our stockholders the following persons comprised our Board of Directors: Messrs. Richard Barone, Curtis Carlson, Frank Ferola, William Gross, Elliot Ross and Shouky Shaheen.

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



THE STEPHAN CO.




   /s/ Frank F. Ferola
-------------------------------------
Frank F. Ferola
President and Chief Executive Officer
November 18, 2007




  /s/ Robert C. Spindler
------------------------------------
Robert C. Spindler
Principal Financial and
Accounting Officer
November 18, 2007