Form 10QSB/A
period 2007-03-31
STEPHAN CO
filed 2008-01-15
CIK 94056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A

|X| Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2007

|_|  Transition Report Under Section 13 or 15(d) of the Exchange Act

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

YES |X| NO |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

            Approximate number of shares of Common Stock outstanding
                              as of April 30, 2007:

                                    4,389,805

                        The Stephan Co. and Subsidiaries
                                 March 31, 2007

EXPLANATORY NOTE: This report is being filed to restate previously reported operating results and financial position resulting from the unauthorized actions of a former manager that are more fully described in Note 2 of the financial statements and in Management's Discussion and Analysis or Plan of Operation. Our report on Form 10-QSB for the quarter ended March 31,2007, filed on May 21, 2007, reflected overstated revenue, net income and net income per share for the quarter ended March 31, 2007, of approximately $262,000, $47,000 and $0.01, respectively. This report on Form 10-QSB/A reflects the corrected results of operations for the first quarter of 2007. Our report on Form 10-QSB for the quarter ended March 31, 2007 that was filed on May 21, 2007 should no longer be relied upon.

INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
           as of March 31, 2007 and December 31, 2006                         3

           Unaudited Condensed Consolidated Statements
           of Operations for the three months ended
           March 31, 2007 and 2006                                            5

           Unaudited Condensed Consolidated Statements
           of Cash Flows for the three months ended
           March 31, 2007 and 2006                                            6

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                               7

           ITEM 2.   Management's Discussion and Analysis
                     or Plan of Operation                                    11

           ITEM 3.   Controls and Procedures                                 13

PART II.   OTHER INFORMATION

           ITEM 1.   Legal Proceedings                                       14

           ITEM 6.   Exhibits                                                14

SIGNATURES                                                                   15

                        The Stephan Co. and Subsidiaries
                                 March 31, 2007

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        The Stephan Co. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                       March 31,   December 31,
                                         2007         2006
                                     -----------   ------------
                                      (restated)

                                     Assets

CURRENT ASSETS
Cash and cash equivalents            $ 7,666,815    $ 7,064,332
Restricted cash                        1,110,000      1,110,000
Accounts receivable, net               1,678,388      1,716,733
Inventories                            5,163,756      4,792,357
Prepaid expenses and
  other current assets                   159,162        335,429
                                     -----------    -----------
    TOTAL CURRENT ASSETS              15,778,121     15,018,851
Restricted cash                          836,071      1,206,392
Property, plant and equipment, net     1,540,905      1,573,560
Deferred income taxes                    844,615        864,471
Goodwill, net                          2,602,802      2,602,802
Trademarks, net                        3,069,507      3,069,507
Deferred acquisition costs, net           59,655         76,161
Other assets, net                      2,391,959      2,354,295
                                     -----------    -----------
    TOTAL ASSETS                     $27,123,635    $26,766,039
                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                                      March 31,    December 31,
                                        2007          2006
                                     -----------   ------------
                                     (restated)

                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Current portion of
  long-term debt                     $ 1,110,000    $ 1,110,000
Accounts payable and
  accrued expenses                     2,859,053      2,215,449
                                     -----------    -----------
    TOTAL CURRENT LIABILITIES          3,969,053      3,325,449
Long-term debt                           832,500      1,110,000
                                     -----------    -----------
    TOTAL LIABILITIES                  4,801,553      4,435,449
                                     -----------    ------------
Commitments And Contingencies
STOCKHOLDERS' EQUITY
Common stock, $.01 par value              43,898         43,898
Additional paid-in capital            17,668,352     17,646,069
Retained earnings                      4,609,832      4,640,623
                                     -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY        22,322,082     22,330,590
                                     -----------    -----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY           $27,123,635    $26,766,039
                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                        The Stephan Co. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations

                                       Three Months Ended March 31,
                                       ----------------------------
                                            2007         2006
                                         ----------   ----------
                                         (restated)

Revenue                                  $4,946,952   $5,608,897
Cost Of Goods Sold                        2,858,076    3,378,582
                                         ----------   ----------
Gross Profit                              2,088,876    2,230,315
Selling, General And
  Administrative Expenses                 2,075,452    2,098,334
                                         ----------   ----------
Operating Profit                             13,424      131,981
Other Income (Expense)
  Interest income                            90,554       43,463
  Interest expense on long-term debt         (7,203)     (11,796)
                                         ----------   ----------
Income Before Income Taxes                   96,775      163,648
Income Tax Expense                           39,770       66,592
                                         ----------   ----------
Net Income                               $   57,005   $   97,056
                                         ==========   ==========
Net Income Per Share:
  Basic                                  $      .01   $      .02
  Diluted                                $      .01   $      .02
Dividends Per Share:                     $      .02   $      .02

       See notes to unaudited condensed consolidated financial statements.

                        The Stephan Co. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2007            2006
                                                       ----            ----
                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                           $   57,005   $   97,056
  Adjustments to reconcile net income
    to net cash flows provided by
    operating activities:
      Depreciation                                         34,045       37,454
      Stock-based compensation                             22,283           --
      Amortization                                         16 506       16,506
      Deferred income taxes                                19,856       30,448
  Changes in operating
    assets and liabilities:
      Accounts receivable                                  38,345     (419,302)
      Inventories                                        (371,399)      37,137
      Prepaid expenses
        and other current assets                          176,267      133,889
      Change in other assets                              (37,664)      27,747
      Accounts payable and accrued expenses               643,604      559,385
                                                       ----------    ---------
Net cash flows provided by
  operating activities                                    598,848      520,320
                                                       ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Reduction in restricted cash                            370,321      185,470
  Purchase of property, plant
    and equipment                                          (1,390)      (8,716)
                                                       ----------    ---------
Net cash flows provided by
  investing activities                                    368,931      176,754
                                                       ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt                           (277,500)    (277,500)
  Dividends paid                                          (87,796)     (87,796)
                                                       ----------    ---------
Net cash flows used in
  financing activities                                   (365,296)    (365,296)
                                                       ----------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                     602,483      331,778
Cash And Cash Equivalents,
  Beginning Of Period                                   7,064,332    5,602,762
                                                       ----------    ---------
Cash And Cash Equivalents,
  End Of Period                                        $7,666,815   $5,934,540
                                                       ==========   ==========
Supplemental Disclosures of Cash Flow Information:
        Interest paid                                  $    7,990   $   11,798
                                                       ==========   ==========
        Income taxes paid                              $   21,515   $       --
                                                       ==========   ==========

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

            The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be achieved for the year ending December 31, 2007. The December 31, 2006 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

            INVENTORIES: Inventories are stated at the lower of cost (deter-mined on a first-in, first-out basis) or market:

                             March 31,   December 31,
                               2007           2006
                           -----------        ----

Raw materials              $ 1,423,855    $1,457,575
Packaging and components     2,196,541     2,138,017
Work-in-process                503,919       605,848
Finished goods               3,361,155     2,872,305
                           -----------    ----------
                             7,485,470     7,073,745
Less: Amount included in
      other assets          (2,321,714)   (2,281,388)
                           -----------   -----------
                           $ 5,163,756    $4,792,357
                           ===========   ===========

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

      The inclusion of dilutive stock options in the calculation of diluted net income per share was not significant for the three-month periods ended March 31, 2007 and 2006. We have approximately 400,000 stock options outstanding, of which approximately 150,000 are "in the money" and therefore used in the calculation of diluted net income per share.

      STOCK-BASED COMPENSATION: As a result of adopting FAS 123R on January 1, 2006, we incurred compensation expense related to stock options of $22,000 and $-0- for the three-month periods ended March 31, 2007 and 2006, respectively. The impact on basic and diluted net income per share was approximately $.01 and $.00 for the quarters ended March 31, 2007 and 2006, respectively.

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

NOTE 2: RESTATEMENT OF A PRIOR PERIOD

The unaudited consolidated condensed financial statements have been restated to correct an error resulting from the unauthorized actions of a former manager that are more fully described in Management's Discussion and Analysis or Plan of Operation. Our report on Form 10-QSB for the quarter ended March 31,2007, filed on May 21, 2007, reflected overstated revenue, net income and net income per share for the quarter ended March 31, 2007, of approximately $262,000, $47,000 and $0.01, respectively. The following table presents the effect of changes in the unaudited condensed consolidated financial statements caused by the restatement:

                                           As Restated
                                                for
                                           Correction
                             As Reported    of Error
                             -----------   -----------
                                 Three Months ended
                                   March 31, 2007
                             -------------------------
Statement of Operations
Revenue                       $5,196,864   $4,946,952
Cost of Goods Sold            $3,042,920   $2,858,076
Gross Profit                  $2,153,944   $2,088,876
Operating Profit              $  105,922   $   13,424
Income Before Income Taxes    $  174,342   $   96,775
Income Tax Expense            $   70,796   $   39,770
Net Income                    $  103,546   $   57,005

Statement of Cash Flows
Net income                    $  103,546   $   57,005
Deferred income taxes         $   50,883   $   19,856
Accounts receivable           $ (229,894)  $   38,345
Inventories                   $ (186,555)  $ (371,399)

                                  At March 31, 2007
                             -------------------------
Balance Sheet
Accounts receivable, net      $1,940,800   $1,678,388
Inventories                   $4,978,912   $5,163,756
Deferred income taxes         $  813,588   $  844,615
Retained earnings             $4,656,373   $4,609,832

NOTE 3: COMMITMENTS AND CONTINGENCIES

      We are involved in litigation matters arising in the ordinary course of business. It is our opinion that none of these matters, at March 31, 2007, would likely, if adversely determined, have a material adverse effect on our financial position, results of operations or cash flows. Additionally, there has been no material change in the status of any pending litigation since our last filing of Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Adjustments Related to Previously Issued Financial Statements for Interim Periods of 2007

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

We are herein amending our report filed on Form 10-QSB for the first quarter of 2007, and plan to amend our previously filed Form 10-QSB for the second quarter of 2007, as follows:

Quarter Ended March 31, 2007       As Filed    As Restated
                                 -----------   -----------
  Revenue                        $ 5,209,364    $4,946,952
  Net income                         103,546        57,005
  Net income per share           $       .02    $      .01

Quarter Ended June 30, 2007        As Filed    As Restated
                                 -----------   -----------
  Revenue                        $ 5,106,714    $4,864,668
  Net income                         163,750       128,751
  Net income per share           $       .04    $      .03

Six Months Ended June 30, 2007     As Filed    As Restated
                                 -----------   -----------
  Revenue                        $10,316,078    $9,811,620
  Net income                         267,296       185,756
  Net income per share           $       .06    $      .04

The "As Restated" amounts above have been included in this report on Form 10-QSB/A for the first quarter of 2007. Revenue "As Filed" for the quarter ended March 31, 2007 includes a subsequent reclassification from other income of $12,500.

Comparison of the Three-Month Periods ended March 31, 2007 and March 31, 2006:

Our revenue was $4.9 million for the three months ended March 31, 2007, a decrease of 11.8% from the comparable period in 2006 principally due to a shortfall in our professional segment. Revenue in our professional segment, consisting principally of lower margin hard goods, accounted for approximately 72.0% of our total revenue for the three-month period ended March 31, 2007 and declined 16.0% from the comparable period in the prior year. Revenue in the retail segment, principally comprised of chain stores and mass merchandisers, accounted for approximately 20.4% of our total revenue for this three-month period and approximated the revenue for the comparable 2006 period. Revenue for the remaining product segment was 5.7% above that for the comparable period in 2006. It was not practicable to determine profit or loss by segment; however, the Company is planning to present such information in our Annual Report on Form 10-KSB for the year ending December 31, 2007.

                               Revenue by Segment
                                ($ in thousands)

                      Three Months   Three Months   % Increase
                          2007           2006       (Decrease)
                      ------------   ------------   ----------
Professional             $3,571         $4,252        (16.0%)
Retail                    1,008          1,009           --
Manufacturing/Other         368            348          5.7%
                         ------         ------
  Total                  $4,947         $5,609        (11.8%)

      Revenue in our largest category, professional hard goods, was below that in the first quarter of 2006. We believe that several factors contributed to this shortfall: 1) a decrease in the number of distributors resulting from industry consolidation, 2) increased competitive pressures, 3) lower beauty school enrollments and 4) general economic conditions.

      Our operating profit in the first quarter of 2007 was $13,000 compared to $132,000 in the first quarter of 2006. Lower SG&A expenses and higher gross margins helped to offset the effect of the revenue decline. SG&A expenses in the first quarter of 2006 included legal costs of $19,000 classified in previous reports as a component of interest expense.

      Higher interest income of $47,000 in the first quarter of 2007 compared to the first quarter of 2006 lessened the decline in income before income taxes.

      Net income for the first quarter of 2007 declined $40,000 due principally to 1) the unfavorable effect on operating profit of the revenue shortfall from the first quarter of 2007 compared to the comparable period in 2006, 2) the favorable effect of higher interest income in the first quarter of 2007 compared to that in the first quarter of 2006, and 3) lower income taxes.

LIQUIDITY & CAPITAL RESOURCES

      We had $7.7 million cash and cash equivalents at March 31, 2007, up from $7.1 million at December 31, 2006. Additionally, we had cash of $1.9 million pledged as security for a bank loan of a like amount. Other than this bank loan, which has been fully funded by restricted cash, we have no long-term debt.

      During the three-month period ended March 31, 2007, we generated cash flows from operations sufficient to fund our operating, capital and dividend requirements. Most of our revenue and cash flow comes from our Professional market segment. This segment markets non-manufactured barber and beauty supplies to distributors, barbershops, beauty schools and salons. We do not anticipate the need for additional long-term debt or capital contributions at this time. We do not have any off-balance sheet financing or similar arrangements.

      We paid our first dividend of 2007 on March 30, 2007 in the amount of $.02 per share of common stock. We have paid dividends every year since mid-1995.

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

      The material weakness in our internal controls over financial reporting as of March 31, 2007 related to the fact that as a small public company, we, currently, have an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise. We also have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of accounting personnel is not considered appropriate for an internal control structure designed for external reporting purposes.

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

      (b) CHANGES IN INTERNAL CONTROLS: No change in the Company's internal control over financial reporting occurred during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Audit Committee and we recognize that current staffing levels will have to be enhanced and/or arrangements will have to be made with other accounting firms to act in a consulting capacity in an effort to satisfy our reporting obligations and over-all standards of disclosure controls and procedures.

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

THE STEPHAN CO.


/s/ Frank F. Ferola
-------------------------------------
Frank F. Ferola
President and Chief Executive Officer
January 10, 2008


/s/ Robert C. Spindler
-------------------------------------
Robert C. Spindler
Principal Financial and
Accounting Officer
January 10, 2008