Form 10QSB/A
period 2007-06-30
STEPHAN CO
filed 2008-01-15
CIK 94056

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

                                 4,389,783

                        The Stephan Co. and Subsidiaries
                                  June 30, 2007

EXPLANATORY NOTE: This report is being filed to restate previously reported operating results and financial position resulting from the unauthorized actions of a former manager that are more fully described in Management's Discussion and Analysis or Plan of Operation. Our report on Form 10-QSB for the quarter ended June 30,2007, filed on August 13, 2007, reflected overstated revenue, net income and net income per share for the quarter ended June 30, 2007, of approximately $242,000, $35,000 and $0.01, respectively. For the six months ended June 30, 2007, our report on Form 10-QSB, filed on August 13, 2007, reflected overstated revenue, net income and net income per share of approximately $504,000, $82,000 and $0.02, respectively. This report on Form 10-QSB/A reflects the corrected results of operations for the second quarter and year-to date 2007. Our report on Form 10-QSB for the quarter ended June 30, 2007 that was filed on August 13, 2007 should no longer be relied upon.


                                      INDEX
                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

           ITEM 1. Financial Statements

           Unaudited Condensed Consolidated Balance Sheets
             as of June 30, 2007 and December 31, 2006                         3

           Unaudited Condensed Consolidated Statements
             of Operations for the six and three months ended
             June 30, 2007 and 2006                                            5

           Unaudited Condensed Consolidated Statements
             of Cash Flows for the six months ended
             June 30, 2007 and 2006                                            7

           Notes to Unaudited Condensed Consolidated
             Financial Statements                                              8

           ITEM 2. Management's Discussion and Analysis
             or Plan of Operation                                             13

           ITEM 3. Controls and Procedures                                    17

PART II.   OTHER INFORMATION

           ITEM 1. Legal Proceedings                                          18

           ITEM 6. Exhibits                                                   18

SIGNATURES                                                                    19

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        The Stephan Co. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                                        June 30,    December 31,
                                                          2007          2006
                                                      -----------   ------------
                                                       (restated)
                                     Assets
CURRENT ASSETS
Cash and cash equivalents                             $ 7,452,754   $ 7,064,332
Restricted cash                                         1,110,000     1,110,000
Accounts receivable, net                                1,636,178     1,716,733
Inventories                                             5,230,175     4,792,357
Prepaid expenses and other current assets                 211,841       335,429
                                                      -----------   -----------
  TOTAL CURRENT ASSETS                                 15,640,948    15,018,851
Restricted cash                                           557,963     1,206,392
Property, plant and equipment, net                      1,507,529     1,573,560
Deferred income taxes                                     779,762       864,471
Goodwill, net                                           2,602,802     2,602,802
Trademarks, net                                         3,069,507     3,069,507
Deferred acquisition costs, net                            43,149        76,161
Other assets, net                                       2,249,260     2,354,295
                                                      -----------   -----------
  TOTAL ASSETS                                        $26,450,920   $26,766,039
                                                      ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                                                        June 30,    December 31,
                                                          2007          2006
                                                      -----------   ------------
                                                       (restated)

CURRENT LIABILITIES
Current portion of long-term debt                     $ 1,110,000   $ 1,110,000
Accounts payable and accrued expenses                   2,309,795     2,215,449
                                                      -----------   -----------
  TOTAL CURRENT LIABILITIES                             3,419,795     3,325,449
Long-term debt                                            555,000     1,110,000
                                                      -----------   -----------
  TOTAL LIABILITIES                                     3,974,795     4,435,449
                                                      -----------   -----------
Commitments And Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value                               43,898        43,898
Additional paid-in capital                             17,693,644    17,646,069
Retained earnings                                       4,738,583     4,640,623
                                                      -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY                           22,476,125    22,330,590
                                                      -----------   -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                              $26,450,920   $26,766,039
                                                      ===========   ===========

       See notes to unaudited condensed consolidated financial statements.

                    The Stephan Co. and Subsidiaries
         Unaudited Condensed Consolidated Statements of Operations

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2007          2006
                                                       ----------   ------------
                                                       (restated)

Revenue                                                $9,811,620   $10,981,917
Cost Of Goods Sold                                      5,531,031     6,385,410
                                                       ----------   -----------
Gross Profit                                            4,280,589     4,596,507
Selling, General And
  Administrative Expenses                               4,137,035     4,331,267
                                                       ----------   -----------
Operating Profit                                          143,554       265,240
Other Income (Expense)
  Interest income                                         185,671       106,393
  Interest expense on long-term debt                      (14,295)      (22,787)
                                                       ----------   -----------
Income Before Income Taxes                                314,930       348,846
Income Tax Expense                                        129,174       135,611
                                                       ----------   -----------
Net Income                                             $  185,756   $   213,235
                                                       ==========   ===========
Net Income Per Share:
  Basic                                                $      .04   $       .05
  Diluted                                              $      .04   $       .05
Dividends Per Share:                                   $      .02   $       .04

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2007           2006
                                                     ------------   ------------
                                                      (restated)

Revenue                                               $4,864,668     $5,373,020
Cost Of Goods Sold                                     2,672,955      3,006,828
                                                      ----------     ----------
Gross Profit                                           2,191,713      2,366,192
Selling, General And
  Administrative Expenses                              2,061,583      2,232,933
                                                      ----------     ----------
Operating Profit                                         130,130        133,259
Other Income (Expense)
  Interest income                                         95,117         62,929
  Interest expense on long-term debt                      (7,092)       (10,991)
                                                      ----------     ----------
Income Before Income Taxes                               218,155        185,197
Income Tax Expense                                        89,404         69,018
                                                      ----------     ----------
Net Income                                            $  128,751     $  116,179
                                                      ==========     ==========
Net Income Per Share:
  Basic                                               $      .03     $      .03
  Diluted                                             $      .03     $      .03
Dividends Per Share:                                  $      .00     $      .02

       See notes to unaudited condensed consolidated financial statements.

                        The Stephan Co. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2007          2006
                                                       ----------   -----------
                                                       (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  185,756    $ 213,235
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
      Depreciation                                         68,088       76,030
      Stock-based compensation                             47,659       41,908
      Amortization                                         33,012       33,012
      Deferred income taxes                                84,708       96,210
  Changes in operating assets and liabilities:
      Accounts receivable                                  80,555     (421,530)
      Inventories                                        (437,818)    (156,958)
      Prepaid expenses and other current assets           123,588      186,209
      Change in other assets                              105,035       80,035
      Accounts payable and accrued expenses                94,346      441,860
                                                       ----------   ----------
Net cash flows provided by operating activities           384,929      590,011
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in restricted cash                            648,429      462,559

  Purchase of property, plant and equipment                (2,057)     (27,739)
                                                       ----------   ----------
Net cash flows provided by investing activities           646,372      434,820
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           (555,000)    (555,000)
  Dividends paid                                          (87,796)    (175,592)
  Purchase & retirement of common stock                       (83)          --
                                                       ----------   ----------
Net cash flows used in financing activities              (642,879)    (730,592)
                                                       ----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                     388,422      294,239
Cash And Cash Equivalents,
  Beginning Of Period                                   7,064,332    5,602,762
                                                       ----------   ----------
Cash And Cash Equivalents, End Of Period               $7,452,754   $5,897,001
                                                       ==========   ==========
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                      $   12,787   $   22,789
                                                       ==========   ==========
    Income taxes paid                                  $   50,044   $   33,381
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

      INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market:

                                                       June 30,     December 31,
                                                         2007           2006
                                                     -----------    ------------
Raw materials                                        $ 1,292,329    $ 1,457,575
Packaging and components                               2,062,222      2,138,017
Work-in-process                                          471,396        605,848
Finished goods                                         3,725,839      2,872,305
                                                     -----------    -----------
                                                       7,551,786      7,073,745
Less: Amount included in
        other assets                                  (2,321,611)    (2,281,388)
                                                     -----------    -----------
                                                     $ 5,230,175    $ 4,792,357
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

NOTE 2: RESTATEMENT OF A PRIOR PERIOD

The unaudited consolidated condensed financial statements have been restated to correct an error resulting from the unauthorized actions of a former manager that are more fully described in Management's Discussion and Analysis or Plan of Operation. Our report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 13, 2007, reflected overstated revenue, net income and net income per share of approximately $242,000, $35,000 and $0.01, respectively, for the three months and $504,000, $82,000 and $0.02, respectively, for the six months ended June 30,2007. The following table presents the effect of changes in the unaudited condensed consolidated financial statements caused by the restatement:

                                                                     As Restated
                                                                         for
                                                                     Correction
                                                       As Reported     of Error
                                                       -----------   -----------
                                                          Three Months ended
                                                            June 30, 2007
                                                       -------------------------
Statement of Operations
Revenue                                                 $5,106,714   $4,864,668
Cost of Goods Sold                                      $2,856,669   $2,672,955
Gross Profit                                            $2,250,045   $2,191,713
Operating Profit                                        $  188,462   $  130,130
Income Before Income Taxes                              $  276,487   $  218,155
Income Tax Expense                                      $  112,737   $   89,404
Net Income                                              $  163,750   $  128,751

                                                           Six Months ended
                                                             June 30, 2007
                                                       ------------------------
Statement of Operations
Revenue                                                $10,316,078   $9,811,620
Cost of Goods Sold                                     $ 5,899,589   $5,531,031
Gross Profit                                           $ 4,416,489   $4,280,589
Operating Profit                                       $   279,454   $  143,554
Income Before Income Taxes                             $   450,830   $  314,930
Income Tax Expense                                     $   183,534   $  129,174
Net Income                                             $   267,296   $  185,756

                                                           Six Months ended
                                                             June 30, 2007
                                                       ------------------------
Statement of Cash Flows
Net income                                             $   267,296   $  185,756
Deferred income taxes                                  $   139,068   $   84,708
Accounts receivable                                    $  (423,904)  $   80,555
Inventories                                            $   (69,259)  $ (437,818)

                                                            At June 30, 2007
                                                       ------------------------
Balance Sheet
Accounts receivable, net                               $ 2,140,637   $1,636,178
Inventories                                            $ 4,861,616   $5,230,175
Deferred income taxes                                  $   725,402   $  779,762
Retained earnings                                      $ 4,820,123   $4,738,583

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Adjustments Related to Prior Interim Periods of the Current Year

We recently discovered, with the aid of our system of internal controls, that a manager at our Midwest subsidiary had caused overstated results to be included in our previously reported revenue, net income and net income per share to the extent of $504,000, $82,000, and $.02 per common share, respectively, for the six months ended June 30, 2007. Cash was unaffected. The actions of the former manager were unauthorized and unilateral and resulted in the aforementioned overstatement of revenue and earnings. We do not consider the actions of the former manager to be indicative of a material weakness in our system of internal controls, but we are reviewing our control systems at this subsidiary for any weaknesses or deficiencies. Any needed strengthening of our Internal Controls over Financial Reporting will be implemented before December 31, 2007.

We are amending with this Form 10-QSB/A our report on Form 10-QSB for the second quarter of 2007 as follows:

Quarter Ended March 31, 2007                             As Filed    As Restated
----------------------------------------------------   -----------   -----------
  Revenue                                               $5,209,364    $4,946,952
  Net income                                               103,546        57,005
  Net income per share                                  $      .02    $      .01

Quarter Ended June 30, 2007                              As Filed    As Restated
----------------------------------------------------   -----------   -----------
  Revenue                                               $5,106,714    $4,864,668
  Net income                                               163,750       128,751
  Net income per share                                  $      .04    $      .03

Six Months Ended June 30, 2007                           As Filed    As Restated
----------------------------------------------------   -----------   -----------
  Revenue                                              $10,316,078    $9,811,620
  Net income                                               267,296       185,756
  Net income per share                                 $       .06    $      .04

The "As Restated" amounts above have been included in the quarterly and year-to-date results in this report on Form 10-QSB/A. Revenue "As Filed" for the quarter ended March 31, 2007 includes a subsequent reclassification from other income of $12,500.

Comparison of the Six-Month Periods ended June 30, 2007 and June 30, 2006:

      Our revenue was $9.8 million for the six months ended June 30, 2007, a decrease of 10.7% from the comparable period in 2006, principally due to shortfalls in our two main product segments: professional and retail. Revenue in our professional segment, consisting principally of lower margin hard goods sold to distributors, accounted for approximately 73.0% of our total revenue for the six-month period ended June 30, 2007 and declined 12.4% from the comparable period in the prior year. Revenue in our retail segment, principally comprised of chain stores and mass merchandisers, accounted for approximately 17.0% of our total revenue for this six-month period and was 12.5% less than the revenue for the comparable 2006 period. Revenue for the remaining sales categories was greater than that in 2006 by 11.6%. It was not practicable to determine profit or loss by segment, however the Company is planning to present such information in our Annual Report on Form 10-KSB for the year ending December 31, 2007.

                               Revenue by Segment
                                ($ in thousands)

                                            Six Months   Six Months   % Increase
                                               2007         2006      (Decrease)
                                            ----------   ----------   ----------
Professional                                  $7,204       $ 8,228      (12.4%)
Retail                                         1,696         1,937      (12.5%)
Manufacturing/Other                              912           817       11.6%
                                              ------       -------
  Total                                       $9,812       $10,982      (10.7%)

      Revenue in our largest category, professional hard goods, was below that in the second quarter of 2006. We believe that several factors contributed to this shortfall: 1) a decrease in the number of distributors resulting from industry consolidation, 2) increased competitive pressures, 3) lower beauty school enrollments and 4) general economic conditions.

      Our operating profit decreased $122,000 in the first half of 2007 compared to the first half of 2006 as higher gross margins and lower selling, general and administrative ("SG&A") expenses mitigated the revenue decline. The gross margin percentage improved due in part to 1) a shift in the mix of products sold as fewer lower margin hard goods were sold in the first half of 2007 compared to those sold in the first half of 2006 and 2) our emphasis on controlling our inventory levels by utilizing raw materials and components more efficiently.

      Lower SG&A expenses contributed to better operating profit as our payroll and freight costs were less in the six-month period ended June 30, 2007 compared to the same period in 2006. SG&A expenses in the first half of 2006 included legal costs of $45,000, classified in previous reports as a component of interest expense; these legal costs were not incurred in 2007.

      Income before income taxes declined by $34,000; interest income improved by $79,000, partially offsetting the decline in operating profit. Net income was $27,000 less than that in the first half of 2006.

Comparison of the Three-Month Periods ended June 30, 2007 and June 30, 2006:

Our revenue was $4.9 million for the three months ended June 30, 2007, a decrease of 9.5% from the comparable period in 2006 principally due to shortfalls in our two main segments: professional and retail. Revenue in our professional segment, consisting principally of lower margin hard goods, accounted for approximately 74.0% of our total revenue for the three-month period ended June 30, 2007 and declined 8.8% from the comparable period in the prior year. Revenue in the retail segment, principally comprised of chain stores and mass merchandisers, accounted for approximately 18.0% of our total revenue for this three-month period and was 15.4% less than revenue for the comparable 2006 period. Revenue for the remaining product segment was about the same as that in 2006. It was not practicable to determine profit or loss by segment; however, the Company is planning to present such information in our Annual Report on Form 10-KSB for the year ending December 31, 2007.

                               Revenue by Segment
                                ($ in thousands)

                                       Three Months   Three Months   % Increase
                                           2007           2006        (Decrease)
                                       ------------   ------------   -----------
Professional                              $3,589         $3,935         (8.8%)
Retail                                       863          1,020        (15.4%)
Manufacturing/Other                          413            418         (1.2%)
                                          ------         ------
Total                                     $4,865         $5,373         (9.5%)

      Revenue in our largest category, professional hard goods, was below that in the second quarter of 2006. We believe that several factors contributed to this shortfall: 1) a decrease in the number of distributors resulting from industry consolidation, 2) increased competitive pressures, 3) lower beauty school enrollments and 4) general economic conditions.

      Our operating profit in the second quarter of 2007 approximated that in the second quarter of 2006 as lower SG&A expenses and higher gross margins helped to offset the effect of the revenue decline. We incurred lower payroll, professional fees and freight costs during this period compared to the second quarter last year. SG&A expenses in the second quarter of 2006 included legal costs, classified in previous reports as a component of interest expense; these legal costs were $52,000 less in the second quarter of 2007 than in the comparable period in 2006.

      Income before income taxes for the three-month period ended June 30, 2007 increased $33,000 primarily due to higher interest income. Net income for the period improved by 10.8%, or $12,000, from the comparable period in 2006.

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

      The principal factors management considered in determining whether a material weakness existed in this regard was based upon management's evaluation discussed above and advice from our independent registered public accounting firm. As a result, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of June 30, 2007.

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

THE STEPHAN CO.


/s/ Frank F. Ferola
-------------------------------------
Frank F. Ferola
President and Chief Executive Officer
January 10, 2008


/s/ Robert C. Spindler
------------------------------------
Robert C. Spindler
Principal Financial and
Accounting Officer
January 10, 2008