Form 10-K
period 2007-12-31
STEPHAN CO
filed 2008-04-15
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission File Number 1-4436

THE STEPHAN CO.
(Exact name of registrant as specified in its charter)

Florida	59-0676812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 West McNab Road, Fort Lauderdale, Florida 33309
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (954) 971-0600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

4,389,779 shares of common stock, $0.01 par value, as of March 31, 2008

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: None.

THE STEPHAN CO. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

		Page
PART I
Item 1:	Business	3
Item 1A:	Risk Factors	5
Item 1B:	Unresolved Staff Comments	5
Item 2:	Properties	5
Item 3:	Legal Proceedings	6
Item 4:	Submission of Matters to a Vote of Security Holders	6

PART II
Item 5:	Market for the Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	7
Item 6:	Selected Financial Data	7
Item 7:	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk	10
Item 8:	Financial Statements and Supplementary Data	10
Item 9:	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	10
Item 9A:	Controls and Procedures	10
Item 9B:	Other Information	10

PART III
Item 10:	Directors, Executive Officers, and Corporate Governance	11
Item 11:	Executive Compensation	14
Item 12:	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	17
Item 13:	Certain Relationships and Related Transactions,
	and Director Independence	20
Item 14:	Principal Accountant Fees and Services	20

PART IV
Item 15:	Exhibits, Financial Statement Schedules	21
	Signatures	41

PART I

Certain statements in this Annual Report on Form 10-K ("Form 10-K") under "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, condition (financial or otherwise), performance or achievements to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements.

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

Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, the results of the audit and review processes performed by our independent auditors with respect to our Form 10-K for the year ended December 31, 2007; our ability to satisfactorily address any material weakness in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins, as well as management’s response to these factors, and other factors that may be more fully described in the Company’s literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

Item 1.   Business

OVERVIEW

The Stephan Co. (“we,” “our,” “Stephan” or the “Company”), founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. Our headquarters are in Fort Lauderdale, Florida; we have manufacturing facilities there and in Tampa, Florida. We also have distribution centers in Danville, Illinois and Williamsport, Pennsylvania.

The Company is comprised of The Stephan Co. and its nine wholly-owned operating subsidiaries: Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Inc., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corp., Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc. and Lee Stafford Beauty Group, Inc.

We have identified two reportable operating segments: Distributors and Brands. The Distributors segment generally consists of a customer base of distributors that purchase the Company's hair care products and beauty and barber supplies for sale to salons, barbershops and beauty schools. The customer base for our Brands segment is comprised of 1) mass merchandisers, chain drug stores and supermarkets that sell hair care and other personal care products directly to the end user and 2) distributors that sell to retailers. In 2007, Distributors and Brands segments accounted for approximately 67% and 33%, respectively, of the Company’s revenue.

The segment classification in 2007 differs from that in 2006. “Distributors” in 2007 is equivalent to Professional Hard Goods in previous reports. “Brands” in 2007 is equivalent to all other segment classifications in 2006.

Distributors

Morris Flamingo-Stephan, Inc., located in Danville, Illinois, is a beauty and barber distributor, which markets its products utilizing catalogs published under the Morris Flamingo and Major-Advance brand names. Williamsport Barber and Beauty Corp., located in Williamsport, Pennsylvania, is a mail order beauty and barber supply company. The two subsidiaries comprise the Distributors segments. Our Distributors generally do not manufacture the products they sell.

Brands

We manufacture and distribute a wide variety of brands at our Florida facilities. The Company manufactures Image and Sorbie hair care products that are sold primarily through distributors to salons and retail outlets. We also make Cashmere Bouquet talc, Quinsana Medicated talc, Balm Barr and Stretch Mark creams and lotions, Protein 29 liquid and gel grooming aids, Stiff Stuff and Wildroot hair care products. Additionally, our Frances Denney division markets a full line of cosmetics through retail and mail order channels.

We manufacture shampoos, hair treatments, after-shave lotion, dandruff lotion, hair conditioners and hair spray under the brand name "STEPHAN'S." Our trademark, "STEPHAN'S," and the design utilized thereby, have been registered with the United States Patent and Trademark Office which registration is due for renewal in November 2011.

We also manufacture and market LeKair, OLD 97, KNIGHTS, and TAMMY. And we distribute "Natural" and "French" nail polish manicure kits to other distributors and salons.

We have been granted the exclusive use of certain trademarks in connection with the manufacture and distribution of the Cashmere Bouquet product line of the Colgate-Palmolive Company in the United States and Canada.

Pursuant to an additional license and supply agreement, we have granted Color Me Beautiful, Inc. ("CMB") a license to distribute certain products of our Frances Denney line and have agreed to supply the requirements of CMB for such products. The agreement provides for royalty payments by CMB to us based upon net sales, with guaranteed minimum annual royalty payments throughout the term of the agreement. Under the terms of an exclusive Trademark License and Supply Agreement, CMB markets the brand names Hope, Interlude and Fade-away through several retail chains in the United States and Canada.

We also sell our products to distributors in Europe, South America and Asia.  No single customer accounted for more than 10% of our consolidated revenues in 2007.  Please see Note 9 of the Consolidated Financial Statements for segment information.

RAW MATERIALS, PACKAGING and COMPONENTS INVENTORY

The materials utilized by the Company and our subsidiaries in the manufacture of its products consist primarily of common chemicals, fragrances, alcohol, perfumes, labels, plastic bottles, caps and cartons. All materials are readily available at competitive prices from numerous sources. Neither the Company nor any of our subsidiaries have ever experienced any significant shortage in supplies. Due to market conditions in the petroleum industry, the Company continues to experience cost increases in both raw material and components as well as an increase in freight costs; the Company periodically increases its selling prices to attempt to compensate for additional costs incurred.

The Company and its subsidiaries seek to maintain a level of finished goods inventory sufficient to cover anticipated sales for the upcoming three months. Additionally, as many of the Company’s components have an unlimited shelf life, the Company retains these items for future use. If utilization of the components is expected to occur after the end of 2008 the cost is classified as an other (non-current) asset.

FINISHED GOODS

Our subsidiaries in the Distributors segment buy and resell finished products, many of which are purchased from international sources.

BACKLOG

As of December 31, 2007, the Company did not have an unusually large backlog of orders.

RESEARCH AND DEVELOPMENT

During the last two fiscal years ended December 31, 2007, expenditures for Company-sponsored research relating to the development of new products, services or techniques were not material and were expensed as incurred.

COMPETITION

The hair care and personal grooming business is highly competitive. The Company competes against much larger companies with substantially more resources. Additionally, we believe that several factors are contributing to greater industry competition: 1) a decrease in the number of distributors resulting from industry consolidation, 2) lower beauty school enrollments and 3) general economic conditions.

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

EMPLOYEES

As of December 31, 2007 we employed approximately 100 people engaged in the production, warehousing and distribution of its products and in the management and administration of the Company’s business. Although we do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available. Fewer than 10% of our employees were covered by collective bargaining agreements, and the Company believes its employee relationships are satisfactory.

Item 1A:            Risk Factors
Not required.

Item 1B:            Unresolved Staff Comments
None.

Item 2.               Properties

Facilities we own*:
1.	Manufacturing/warehouse/headquarters; 33,000 sq. ft.; Fort Lauderdale, FL
2.	Manufacturing/warehouses/office; 82,000 sq. ft.; Tampa, FL

Facilities we lease:
1.	Warehouse/office; 93,000 sq. ft.; Danville, IL**
2.	Warehouse; 6,000 sq. ft.; Williamsport, PA
3.	Warehouse; 10,000 sq. ft.; Pompano Beach, FL
4.	Warehouse; 31,000 sq. ft.; Tampa, FL ***

Please see Note 11 to the Consolidated Financial Statements for the year ended December 31, 2007 for lease information.

*	These facilities are unencumbered.
**	The Company has the right to purchase the real property of the landlord at fair market value during the term of the lease which expires in 2015. See Legal Proceedings.
***	This lease will not be renewed.

Note: The Danville, IL and Williamsport, PA facilities are used in the operations of the Distributors segment; all other facilities are used in the Brands segment. A small portion of the Fort Lauderdale facilities is used for corporate offices.

Item 3.   Legal Proceedings

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at December 31, 2007, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the year ended December 31, 2007, reflected a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

2) On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") with respect to the Danville, IL facility, Morris Flamingo - Stephan, Inc., extending the term of the lease to June 30, 2015, with a five-year renewal option, and increasing the annual rental to approximately $320,000. The base rent is adjustable annually, in accordance with the existing master lease, the terms of which, including a 90-day right of termination by the Company, remain in full force and effect. The Amendment provides a purchase option, effective during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2008 through 2012 and approximately $800,000 thereafter. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
Not required.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder
   Matters and Issuer Purchases of Equity Securities

(a) Market Information

 The Company’s Common Stock is listed on the American Stock Exchange. The following table sets forth the range of high and low sales prices for the Company’s Common Stock for each quarterly period during the two most recent fiscal years:

	2007		2006
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low

March 31	$4.45	$3.42	$3.75	$3.31
June 30	$5.00	$3.61	$3.70	$3.05
September 30	$4.33	$3.64	$3.17	$2.91
December 31	$3.83	$3.30	$3.62	$2.96

(b) Holders

   As of March 15, 2008, the Company’s Common Stock was held of record by approximately 165 holders. Additionally, we believe that the Company’s Common Stock is held beneficially by approximately 500 shareholders in street name through approximately 60 institutions.

(c) Dividends

The Company has declared and paid quarterly cash dividends at the rate of $.02 per common share since mid-1995. In 2004 the Company declared a special dividend of $2.00 per share. Future dividends, if any, will be determined by the Company's Board of Directors, in its discretion, based on various factors, including the Company's profitability, cash on hand and anticipated capital needs.

There are no contractual restrictions, including any restrictions on the ability of any of the Company’s subsidiaries, to transfer funds to the Company in the form of cash dividends, loans or advances, that currently materially limit the Company’s ability to pay cash dividends or that the Company reasonably believes are likely to materially limit the future payment of dividends on its Common Stock.

(d) Repurchase of Shares

The Company has had a long-standing Board resolution that authorizes executive officers to repurchase up to 1.0 million shares of common stock in the open market.

Item 6.   Selected Financial Data
Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 v. 2006

Results of Operations

EBITDA (Earnings Before Interest income and expense, Taxes, Depreciation and Amortization) was $1.4 million in 2007 compared to $1.0 million in 2006 (exclusive of impairment charges in 2006 that were not incurred in 2007). Our cash and short-term investments continued to grow; cash and cash equivalents and short-term investments amount were almost $9.0 million, an increase of $1.9 million from the end of 2006. Short-term investments include auction rate securities currently impacted by nationwide illiquidity due to effects of the sub-prime lending crisis in the U.S.

Our Company returned to profitability in 2007, posting net income of $968,000, or $0.22 per share. Last year, intangibles impairment charges of $6.7 million contributed to a loss of $3.6 million, or ($0.82) per share. There were no impairment charges in 2007.

Our gross profit margin improved to 47% in 2007 compared to 44% in 2006; most of the improvement was in the brands segment. This improvement was due, in part, to 1) a more profitable sales mix in 2007 compared to that in 2006 and 2) better utilization of inventory to reduce purchases. Cost increases, particularly in oil-based products and freight increases, depressed the margin improvement. We have experienced cost increases from many vendors. Freight costs have increased as vendors have added various surcharges to their pricing structure. As of January 1, 2008, we have instituted price increases to attempt to pass-through to our customers the cost increases that we have been subject to from our vendors.

Selling general and administrative (“SG&A”) expenses declined by $6.0 million in 2007 compared to those in 2006, primarily due to the inclusion in 2006 of $5.3 million for intangibles impairments (an additional $1.4 million was classified as an impairment of goodwill). In 2007 and 2006 SG&A expenses included in each year approximately $900,000 of manufacturing-related costs.

Our Company sells thousands of different items to various distributors, beauty schools and individuals. In the distributor segment, we generally buy and resell several thousand beauty and barber items. In the brands segment, we produce and sell more than one thousand items.

Revenue was soft in both of our segments (brands and distributors) as general economic conditions, lower beauty school enrollments and distributor consolidation were factors in our overall 9.4% revenue decline from that in 2006. Revenue in our brands segment, which accounted for 33.0% of consolidated revenue in 2007, was 8.8% down from that in 2006. Within our brands segment, we did see growth compared to 2006 in our Frances Denney cosmetics line and in the ethnic markets. Revenue in our distributors segment, which accounted for 67.0% of consolidated revenue in 2007, was 9.7% lower than that in 2006.

We anticipate that the slowing growth of the U.S. economy may affect our business adversely, principally in the first half of 2008. Revenue is likely to decline from 2007 levels and profitability may be impacted adversely.

Restatement of interim financial statements

As disclosed in our Form 8-K and Form 10-QSB filings for various interim periods in 2007, a former manager unilaterally and clandestinely misstated the results of operations at one our subsidiaries for the first six months of 2007. His actions resulted in the unintentional issuance of erroneous results by us for the first two quarters of 2007. We detected the results of the manager’s actions and corrected the previously filed results in the third quarter Form 10-QSB for 2007. This subsidiary’s corrected results are included in the distributors segment in Note 9 to these Consolidated Financial Statements. The total effect of the event was an overstatement of reported revenue, net income and net income per share for the first six months of 2007 of $504,000, $82,000 and $0.02 per share, respectively. The misstatements have been corrected and the applicable filings have been amended with restated results.

2006 v. 2005

Results of Operations

EBITDA (exclusive of impairment charges) in 2006 was approximately $1.0 million compared to approximately breakeven in 2005. Our cash continued to grow as well: the cash and cash equivalents balance was almost $7.1 million at the end of 2006, an increase of $1.5 million from that at the end of 2005.

We had a loss of $3.6 million, or ($0.82 per share) in 2006 due to a non-cash charge of $6.7 million (or approximately $4.2 million after tax benefit) for intangibles impairment in our brands segment. Without this non-cash charge we would have shown an operating profit of $781,000 in 2006 compared to the reported operating loss. Without this impairment charge our earnings per share would have approximated $0.14.

The impairment charges were required by SFAS No. 142 of the Financial Accounting Standards Board. This pronouncement eliminated the amortization of goodwill and trademarks but required companies to determine annually if the carrying amount of such goodwill and trademarks exceeded its fair market value. SFAS 142 mandates the use of methodologies that involve estimates and assumptions.

We recorded the write-off for book purposes only; we did not get a tax deduction in 2006 for this write-off.

Our gross profit margin improved to 44% in 2006 from 40% in 2005. The increase came principally in the brands segment and resulted from a better product mix and improved inventory utilization resulting in lower purchases.

Operating expenses for 2006 included impairment charges of $5.3 million which, along with the separately-shown goodwill write-off of $1.4 million, comprised a total impairment charge of $6.7 million. Operating expenses for 2006 (exclusive of impairment charges) were 6.5% less than those in 2005 as a result of favorable spending variances in the areas of payroll, legal, rent and promotions.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.0 million and short-term investments of $4.0 million, a total of $9.0 million. Although we have long-term debt of $1.1 million, this debt is fully-funded by restricted cash which is over and above our cash and cash equivalents.

Our Company generated cash of $2.1 million from operating activities; both of our segments generate cash and are profitable before the allocation of corporate overhead. Cash flow increases occur because operating income, plus the favorable effect of minimal income taxes, exceeds dividends. Our largest use of cash was for dividends (which we have paid since mid-1995; we also paid a special dividend of $2.00 per share in 2004) of $351,000. Capital expenditures were not significant.

We reclassified our auction rate securities from cash and cash equivalents to short-term investments. The auction rate securities are currently illiquid as the bond market restructures to cash out short-term holders (such as us) with proceeds from longer-term bond holders. Despite having $3.9 million of auction rate securities, we have cash and cash equivalents of $4.9 million. We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations.

Our cash balance will vary with growth or decline in operating income and changes, if any, in dividends. We are building cash now, in part, as a result of paying minimal income taxes due to taxable losses in 2007 and 2006. At December 31, 2007, we had approximately $2.9 million (before taxes) of net operating loss carryforwards to offset future taxable income.In 2004, we paid a dividend of $2.00, or about $9.0 million. This caused a significant, one-time, reduction in cash. Since 2004, cash and short-term investments have grown steadily.

Cash is driven by operating income which we endeavor to manage by 1) keeping expenses low, 2) competitively bidding purchases and freight costs, 3) developing new products, 4) searching out new markets or expanding existing markets through new product offerings to existing customers, 5) updating technology in critical customer service areas, 6) reducing purchases by utilizing existing inventory when possible, 7) increasing selling prices to the extent possible and 8) centralizing administrative functions.

As the overall economy expands and contracts, or as we gain or lose customers, our cash flow will vary because we have, especially in the Brands segment, high variable gross margins, and an increase or decrease in this segment could be significant to overall results. We expect a softening of demand in 2008 and a consequent reduction in operating income. Cash may be adversely impacted by these events.

We have no off-balance sheet financing arrangements.

The following table sets forth certain information regarding future contractual obligations of the Company as of December 31, 2007:

Contractual
Obligations		Less than			More than
(in thousands)	Total	1 Year	1 to 3 Years	3-5 Years	5 Years

Operating leases	$2,494	$413	$640	$640	$801

Bank Debt	1,110	1,110

Employment Contract	719	719	-	-	-

	$4,323	$2,242	$640	$640	$801

Item 7A.            Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

See Item 15 of Part IV of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

   None.

Item 9A:            Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. During 2007, we documented our procedures and evaluated the control structure of the Company as a whole as called for by the Sarbanes-Oxley Act.

In the course of this evaluation we found ways to improve controls through the centralization of administrative functions and plan to implement this centralization in 2008.

In 2007, we also had an event, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that our existing internal controls detected but that required us to restate our financial statements for two quarters of 2007.

Despite the improvements that we have made and are planning to make and the confirmation of the adequacy of our controls that we received in detecting the event referred to, we, in an abundance of caution, do not believe that the Company yet had effective internal control over financial reporting at December 31, 2007.

To address this situation, we performed additional analysis and other post-closing procedures in an effort to ensure that our consolidated financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the detection in the fourth quarter of a misstatement of financial results in the first two quarters of 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9B.            Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

Board of Directors

Directors are elected on a staggered basis, with each class generally standing for election for a three-year term. Our By-Laws provide that the number of directors shall be set from time-to-time by resolution of the Board of Directors and must be a minimum of one.

Set forth below is certain information with respect to the members of the Board of Directors:

	Age (as of 3/15/08)	Year first elected as a Company Director	Principal Occupation(s) During Past Five Years; Other Directorships

William M. Gross (2)(3)	84	2005	Certified Public Accountant and Attorney. For more than the previous five years, he has served as Authorized House Counsel for the Company on a part-time basis.

Shouky A. Shaheen	78	1998	For more than the previous five years, President of Shaheen and Co., Inc. Mr. Shaheen was the former Owner of Morris Flamingo, L.P., which was acquired by the Company in March 1998.

Curtis Carlson	54	1996	For more than the previous five years, partner in various law firms. Currently a partner in the Miami-based law firm of Carlson & Lewittes, P.A.

Frank F. Ferola	64	1981	For more than the previous five years, Chairman of the Board, President and Chief Executive Officer of the Company.

Richard Barone (1)(2)(3)	66	2005
Chairman, CEO and Portfolio Manager for Ancora Advisors, an investment advisor based in Cleveland, OH. Additionally, Chairman of Ancora Capital and Ancora Securities, holding Company and broker/dealer, respectively, based in Cleveland.

Elliot Ross (1)(2)	62	2005	Since 2000, co-founder of MFL Group, a corporate consulting firm.

(1) Member of the Audit Committee. (2) Member of the Compensation Committee. (3) Member of the Nominating Committee.

Committees of the Board

The Board has established three standing committees including (1) an Audit Committee (2) a Compensation Committee and (3) a Nominating Committee.

Report of the Audit Committee

 The Audit Committee reviews the internal and external audit functions of the Company and makes recommendations to the Board of Directors with respect thereto. It also has primary responsibility for the formulation and development of the auditing policies and procedures of the Company and for selecting the Company’s independent auditing firm. The Audit Committee is governed by the Company's Audit Committee Charter. The Board of Directors of the Company has determined that the current composition of the Audit Committee satisfies the American Stock Exchange’s requirements regarding independence, financial literacy and experience. The Chairman and financial expert of the Audit Committee is Richard Barone, an independent director.

The audit committee has reviewed the Company’s audited financial statements for the last fiscal year and has discussed them with management and the Company’s independent registered public accounting firm.

Specifically, the audit committee has discussed with its independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards, SAS No. 61, “Communication with Audit Committees, as amended” and superseded by SAS No. 114, “The Auditor’s Communications with Those Charged with Governance,” by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The audit committee has received and reviewed the written disclosures and the letter from its independent registered public accounting firm required by Independence Standard No. 1, “Independence Discussions with Audit Committees,” as adopted by the Public Company Accounting Oversight Board, and has discussed with the Company’s independent registered public accounting firm their independence, including a consideration of the compatibility of non-audit services with such independence.

The audit committee, based on the review and discussions described above with management and the Company’s independent registered public accounting firm, has recommended to the Board of Directors, which adopted the recommendation, that the audited consolidated financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.

Audit Committee:
Richard Barone, Chairman
Elliot Ross

Report of the Compensation Committee on Executive Compensation

The following Report on Executive Compensation does not constitute soliciting material and should not be deemed filed or incorporated by reference in any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report by reference therein. Richard Barone, Elliot Ross and William Gross comprised the Compensation Committee in 2007.

The Compensation Committee is composed of a majority of independent directors. The Compensation Committee reviews the base salaries of our employees (as well as our executive officers) on an annual basis, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance, experience and expertise. The Compensation Committee has primary responsibility for the administration of the Company’s 1990 Key Employee Stock Incentive Plan (the "Incentive Plan"), including principal responsibility for granting options thereunder. The Compensation Committee is also responsible for establishing the overall philosophy of the Company’s executive compensation program and overseeing the executive compensation plan developed to execute the Company’s compensation strategy.

Compensation Strategy

The Company’s executive compensation program has been designed to (i) align executive compensation with stockholder interests, (ii) attract, retain and motivate a highly competent executive team, (iii) link compensation to individual and Company performance and (iv) achieve a balance between incentives for short-term and long-term performance and results. The Company’s executive compensation package consists of the payment of base salary, potential annual bonus and stock options awarded through participation in the Incentive Plan. The Compensation Committee reviews annually the compensation to be paid to the Company’s executive officers not covered by contract. In making such review, the Compensation Committee evaluates information supplied by management. The Compensation Committee would also participate in the negotiation of employment contracts, including provisions for salary and bonuses, with the Company’s executive officers, if applicable.

Base Salary

The Compensation Committee’s policy is to negotiate salaries in relation to industry norms, the principal job duties and responsibilities undertaken by such executives, individual performance and other relevant criteria.

Annual Bonus

The annual bonus for the Chief Executive Officer is determined by specific bonus formulae set forth in his written employment agreement. Other executives may be paid bonuses at the discretion of the Compensation Committee.

Stock Options

Long-term, incentive compensation of executives is granted through participation in the Incentive Plan. The Incentive Plan permits the Company to grant stock options to executive officers at a price not less than 100% of the fair market value of the Common Stock on the date of the grant. In addition to any obligations pursuant to the Chief Executive Officer’s employment agreement, stock options may be granted, in the Compensation Committee’s discretion, to executive officers based upon its appraisal of the ability of such executive officers to influence the long-term growth and profitability of the Company. The Compensation Committee believes that providing a portion of the executive’s compensation in the form of stock options encourages the officers to share with the Company's stockholders the goals of increasing the value of the Company’s stock and contributing to the success of the Company.

Compensation Committee’s Actions for Fiscal Year 2007

The Compensation Committee did not award any discretionary stock options to key employees and did not grant any discretionary salary increases or award any bonuses. Options were granted only pursuant to Mr. Ferola’s employment agreement.

Chief Executive Officer Compensation

As set forth in more detail herein, the Compensation Committee approved an employment agreement on January 1, 1997 for Mr. Frank F. Ferola that has been renewed for successive terms until December 31, 2008. Additionally, Mr. Ferola received salary, stock options and other compensation described earlier in Item 11.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction to a public Company for compensation over $1 million annually paid to its chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. The Compensation Committee’s current policy is to structure the performance-based portion of the compensation of the Company’s executive officers (currently consisting of stock option grants and cash bonuses) in a manner that complies with Section 162(m) of the Code whenever practicable and appropriate in the judgment of the Compensation Committee.

Compensation Committee:
Richard Barone, Chairman
Elliot Ross
William Gross

Executive Officers

The four executive officers of the Company consist of Frank F. Ferola, President, Chairman of the Board and Chief Executive Officer; Robert C. Spindler, Vice President, Treasurer and Chief Financial Officer; Curtis Carlson, Vice President and Secretary and Tyler Kiester, Assistant Secretary.

The following sets forth certain information with respect to the executive officers of the Company who are not also directors (based solely on information furnished by such persons):

Robert C. Spindler, 57, was appointed as Chief Financial Officer in July 2007. Prior to his becoming Chief Financial Officer, Mr. Spindler was a consultant to the Company. Prior to that, he was Vice President and Chief Administrative Officer for a subsidiary of and for National Beverage Corp.

Tyler Kiester, 36, was appointed Assistant Secretary in January 2003. For more than the previous five years, Mr. Kiester has been employed by the Company in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons owning more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on the Company’s stock transfer records and written representations from certain reporting persons, that, except as set forth below, all reports required under section 16(a) were timely filed during 2007.

Messrs. Barone, Ross, Shaheen, Ferola and Gross each were late filing one Form 4 in 2007.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, employees and directors. This Code requires continued observance of high ethical standards including honesty, integrity and compliance with laws in the conduct of our business. The Code is posted on the Company’s website: "www.thestephanco.com".

ITEM 11. Executive Compensation

Compensation Disclosure and Analysis

Our compensation program is designed to attract and retain qualified individuals and motivate employees, including executive officers, to achieve corporate goals.

Compensation

The following table sets forth information for the fiscal years ended December 31, 2007 and 2006 as to the compensation earned by the Company’s Chief Executive Officer and the other most highly compensated executive officers and/or other employees of the Company whose total annual salary and bonus exceeded $100,000 for services rendered by them in all capacities to the Company and its subsidiaries during fiscal year 2007.

Summary Compensation Table
				All Other
Name & principal position	Year	Salary	Option Awards	Compensation (1)	Total

Frank F. Ferola, CEO	2007	$653,400	$66,000	$106,000	$825,400
	2006	594,000	64,323	99,000	757,323

Robert C. Spindler, CFO
(annual salary $115,000;
employed since July 2007)	2007	50,325			50,325

(1) Principally accrual for vacation not taken.

Stock options granted in 2007

The following table sets forth certain information concerning stock options granted to those individuals named in the Summary Compensation Table who were granted stock options in fiscal year 2007.

		All other option awards: number of securities	Exercise or Base Price of option
Name	Grant Date	underlying options	awards

Frank F. Ferola, CEO	1/1/2007	50,000	$3.62

Option Exercises and Year-End Option Values

The following table sets forth information with respect to the number of shares that may be acquired upon exercise of stock options.

Name	Underlying Unexercised Options	Option Exercise Price	Option Expiration Date

Frank F. Ferola, CEO	50,000	$3.62	01/01/17
Frank F. Ferola	50,000	$3.54	01/01/16
Frank F. Ferola	50,000	$4.26	01/01/15
Frank F. Ferola	50,000	$4.32	01/01/14
Frank F. Ferola	50,000	$10.25	01/01/09
Frank F. Ferola	50,000	$13.13	01/01/08
TOTAL	300,000

Compensation of Directors

All directors of the Company are compensated for their services by payment of $300 for each Board meeting attended.

During 2007, options to purchase an aggregate of 20,248 shares of Common Stock, at an exercise price of $3.80 per share, were granted by the Company to the four directors of the Company who were not employees or full-time consultants of the Company (each, an "Outside Director") pursuant to the Company’s 1990 Outside Directors’ Stock Option Plan.

Under the Plan, each Outside Director is automatically granted, upon such person’s election or re-election to serve as a director of the Company, an option exercisable over five years to purchase shares of Common Stock. Upon initial election to the Board of Directors, an Outside Director is granted an option to purchase 5,062 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. An option to purchase an additional 5,062 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of such grant) is granted to each incumbent Outside Director during each fiscal year of the Company thereafter on the earlier of (i) June 30 or (ii) the date on which the stockholders of the Company elect directors at an annual meeting of such stockholders or any adjournment thereof. The aggregate number of shares of Common Stock reserved for grant under the Outside Directors’ Stock Option Plan is 202,500, of which options covering 86,054 shares are outstanding. See Item 12 below.

Director Compensation
	Meeting	Option
	Fees	Awards	Other	Total

Curtis Carlson	$900	$	$24,000	$24,900
William Gross	900	5,921	16,638	23,459
Richard Barone	900	5,921		6,821
Shouky Shaheen	900	5,921		6,821
Elliot Ross	600	5,921		6,521
Frank Ferola	900	-	-	900
	$5,100	$23,684	$40,638	$69,422

Employment and Termination Arrangements

Frank F. Ferola
On January 1, 1997, the Company entered into an employment agreement with Mr. Frank F. Ferola. The agreement provides for a three-year term, which may be renewed for successive terms of three years if, at least thirty days prior to the end of each term, Mr. Ferola gives notice of his election to renew. Mr. Ferola renewed the agreement at the end of 1999, 2002 and 2005, terminating December 31, 2008.

Under the agreement, Mr. Ferola receives an annual base salary which is increased annually by an amount equal to 10% of the previous year’s base salary. For the year ended December 31, 2007, Mr. Ferola’s contractual annual base salary would have been $1.1 million, however, by letter dated July 6, 2005 to the Company, Mr. Ferola unilaterally reduced his 2005 salary, effective July 1, 2005, to $540,000 per annum, subject to 10% annual increases. ( See ITEM 13. Certain Relationships and Related Transactions, and Director Independence.)

Additionally, Mr. Ferola is entitled to receive an annual performance bonus if the Company’s earnings per share increase at least 10% calculated by comparison to a base year (currently 2004) and pursuant to a formula set forth in his employment agreement. By letter dated April 14, 2008, Mr. Ferola unilaterally gave up his 2007 bonus of $2.9 million and his 2005 bonus of $2.0 million with the stipulation that, in the event of a "change of control" in the Company (as defined in the July 6, 2005 letter), Mr. Ferola’s 2007 and 2005 bonuses shall, among other things, automatically become payable.

Further, Mr. Ferola’s employment agreement provides that he will receive stock options with ten-year exercise terms pursuant to the 1990 Key Employee Stock Incentive Plan or a substitute plan directly from the Company, on each anniversary date of the agreement of not less than 50,000 shares based on the closing price of the stock on the last business day before the anniversary date.

Moreover, in the event of a "change in control" of the Company (as defined in the employment agreement), Mr. Ferola is entitled to receive an amount equal to his base salary for the remaining term of his employment agreement plus an additional 24 months’ salary, plus a lump-sum payment in an amount equal to the most recent annual bonus paid multiplied by the sum of the number of years (including any fraction thereof) remaining in the term of his agreement, plus two. If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11.6 million.

Tyler Kiester
Mr. Kiester has an arrangement whereby the Company pays him a severance payment upon a "change in control" (as defined in a letter agreement dated May 19, 2003, by and between Mr. Kiester and the Company) in an amount equal to his then-current monthly base salary multiplied by twelve.

ITEM 12.           Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Equity Compensation Plans

The exercise price range of options outstanding and exercisable as of December 31, 2007 and 2006 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

		Weighted		Weighted
		Average		Average
	Key	Exercise	Outside	Exercise
	Employee	Price	Directors	Price

Outstanding at December 31, 2005	250,000	$9.00	91,116	$3.93

Granted	50,000	$3.54	20,248	$3.15
Canceled			(5,062)	$3.99
Expired	(50,000)	$12.88	(15,186)	$3.15

Outstanding at December 31, 2006	250,000	$7.14	91,116	$3.86

Granted	50,000	$3.62	20,248	$3.80
Canceled			(10,124)	$4.27
Expired	-		(15,186)	$3.67

Outstanding at December 31, 2007	300,000	$6.55	86,054	$3.88

The remaining weighted average contractual lives for the Key Employee and Outside Directors Plans were 5.2 years and 2.8 years, respectively, at December 31, 2007.

Stock Ownership by Certain Beneficial Owners

The following table sets forth, as of March 15, 2008, certain information as to the stockholders (other than directors and executive officers of the Company) known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings by said holders with the Securities and Exchange Commission on Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended).

	Name and	Amount and
Title of	Address of	Nature of	Percent of
Class	Benenficial Owner	Beneficial Ownership	Class

Common	Merlin Partners, L.P., et al.
	2000 Auburn Drive, Suite 420
	Cleveland, OH 44122	371,107	7.8%

Common	Yorktown Avenue Capital, et al.
	124 E. 4th Street
	Tulsa, OK 74103	792,600	16.6%

Common	David M. Knott, et al.
	485 Underhill Blvd., Suite 205
	Syosset, NY 11791	382,800	8.0%

Common	Richard L. Scott
	Boult Cummings Conners & Berry, PLC
	414 Union Street, Suite 1600
	Nashville, TN 37219	500,000	10.4%

*	Beneficial ownership, as reported in the above table, has been determined in
	accordance with Rule 13d-3 under the Exchange Act. Unless otherwise
	indicated, beneficial ownership includes both sole voting and dispositive power.

Stock Ownership by Management and Directors

The following table sets forth, as of March 15, 2008, certain information concerning the beneficial ownership of Common Stock by each of the directors of the Company, the executive officers, and all current directors and executive officers of the Company as a group (based solely upon information furnished by such persons):

		Amount and
		Nature of		Percent
Title of class	Name of beneficial owner	Beneficial Ownership (1)		of Class

Common	Frank F. Ferola	989,202	(2)	20.7%
Common	Richard Barone	371,107		7.8%
Common	Shouky Shaheen	352,616		7.4%
Common	Elliot Ross	20,186		0.4%
Common	William M. Gross	15,186		0.3%
Common	Curtis Carlson	10,124		0.2%
Common	All executive officers and directors as a group	1,758,421	(3)	36.8%

(1)	Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power. Unless otherwise indicated, the address of each person listed is c/o The Stephan Co., 1850 W. McNab Rd.,
Fort Lauderdale, FL 33309.

(2)	Includes 43,174 shares owned by Mr. Frank Ferola's personal Charitable Foundation, of which Mr. Ferola is a co-trustee.

(3)	Includes the following shares that may be acquired upon the exercise of options held by the specified person within 60 days of the Record Date: Mr. Curtis Carlson - 10,124;
Mr. William Gross - 15,186; Mr. Frank Ferola - 300,000; Mr. Elliot Ross - 15,186;
Mr. Shouky Shaheen - 20,248 and Mr. Richard Barone - 15,186 and all executive officers and directors as a group - 375,930.

ITEM 13.           Certain Relationships and Related Transactions, and Director Independence

In fiscal years 2007 and 2006, the Company incurred rent expense of approximately $320,000 in both years to Shaheen & Co., Inc., a corporation in which Mr. Shaheen, a member of the Board, has an ownership interest, for a building the Company leases in Danville, Illinois. On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement for the Danville facility which, among other things, increased the annual rental to above amount (See Item 3. Legal Proceedings, for pending litigation regarding this lease.).

By way of letter dated July 6, 2005, Frank F. Ferola, President, CEO and Chairman of the Board, unilaterally reduced his salary from $910,953 in 2005 to $540,000 per annum, subject to the contractual annual 10% increase ($653,400 in 2007). In the event of a "change of control" in the Company (as defined in the July 6, 2005 letter) Mr. Ferola’s salary, as set forth in his employment contract, shall, among other things, automatically resume.

ITEM 14.           Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth the fees billed to us by Goldstein Lewin & Co., our independent registered accounting firm, for the years ended December 31, 2007 and 2006.

	2007	2006
Audit fees(1)	$201,695	$189,557
Audit - related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
---------		---------
	$201,695	$189,557

Audit fees billed to us by Goldstein Lewin & Co. in 2007 and 2006 related to 1) the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-QSB and Form 10-QSB/A for the periods ended March 31, June 30 and September 30, 2007 and 2006, respectively, and to 2) the audit of our annual consolidated financial statements and assistance with the preparation of Form 10-K for the years ended December 31, 2006 and 2005.

PART IV

Item 15.             Exhibits, Financial Statement Schedules

(a) (1) Financial Statements	Page

Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets
At December 31, 2007 and 2006	23

Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006	24

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007 and 2006	25

Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006	26

Notes to Consolidated Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. The Stephan Co.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Stephan Co. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants

Boca Raton, Florida
April 14, 2008

The Stephan Co. And Subsidiaries
Consolidated Balance Sheets
December 31, 2007 And 2006
(In Thousands, Except Share Data)

	2007	2006

CURRENT ASSETS

Cash and cash equivalents	$4,977	$7,064
Short-term investments	3,950	-
Restricted cash	1,110	1,110
Accounts receivable, net	1,430	1,717
Inventories	4,240	4,792
Prepaid expenses and other current assets	306	335

TOTAL CURRENT ASSETS	16,013	15,018

Restricted cash	-	1,206
Property, plant and equipment, net	1,419	1,574
Deferred income taxes	277	864
Goodwill, net	2,603	2,603
Trademarks, net	3,070	3,070
Other intangible assets, net	76	76
Other assets	2,846	2,355

TOTAL ASSETS	$26,304	$26,766

CURRENT LIABILITIES

Current portion of long-term debt	$1,110	$1,110
Accounts payable and accrued expenses	2,156	2,215

TOTAL CURRENT LIABILITIES	3,266	3,325

Long-term debt, less current portion	-	1,110
TOTAL LIABILITIES	3,266	4,435

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued
Common stock, $.01 par value; 25,000,000 shares
authorized; 4,389,779 and 4,389,805 issued and
outstanding at December 31, 2007 and 2006,
respectively.	44	44
Additional paid-in capital	17,736	17,646
Retained earnings	5,258	4,641

TOTAL STOCKHOLDERS' EQUITY	23,038	22,331

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$26,304	$26,766

See Notes to Consolidated Financial Statements.

The Stephan Co. And Subsidiaries
Consolidated Statements Of Operations
Years Ended December 31, 2007 And 2006
(In Thousands, Except Per Share Data)

	2007	2006

Revenue	$20,561	$22,702

Cost of revenue	10,880	12,795

Gross profit	9,681	9,907

Selling, general and administrative expenses	8,441	14,421
Impairment of goodwill	-	1,411
Total operating expenses	8,441	15,832

Operating income (loss)	1,240	(5,925)

Interest income	381	233
Interest expense	(24)	(39)

Income (loss) before income taxes	1,597	(5,731)

Income tax expense (benefit)	629	(2,129)

NET INCOME (LOSS)	$968	$(3,602)

Basic income (loss) per share	$0.22	$(0.82)
Diluted income (loss) per share	$0.22	$(0.82)

See Notes to Consolidated Financial Statements.

The Stephan Co. And Subsidiaries Consolidated Statements Of Stockholders’ Equity Years Ended December 31, 2007 And 2006 (In Thousands, Except Share Data)

					Total
			Additional	Retained	Stockholders'
	Shares	Par Value	Paid-in Capital	Earnings	Equity

Balance at December 31, 2005	4,389,805	$44	$17,557	$8,594	$26,195
-
Stock options granted			89		89
Dividends paid				(351)	(351)
Net loss	-	-	-	(3,602)	(3,602)
-
Balance at December 31, 2006	4,389,805	44	17,646	4,641	22,331
-
Shares repurchased and canceled	(26)	-	-		-
Stock options granted			90		90
Dividends paid				(351)	(351)
Net income	-	-	-	968	968
-
Balance at December 31, 2007	4,389,779	$44	$17,736	$5,258	$23,038

See Notes to Consolidated Financial Statements.

The Stephan Co. And Subsidiaries
Consolidated Statements Of Cash Flows
Years Ended December 31, 2007 And 2006
(In Thousands)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$968	$(3,602)

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:

Depreciation	182	143
Stock option compensation	90	89
Amortization of deferred acquisition costs	-	66
Deferred income tax expense (benefit)	587	(2,208)
Impairment losses on goodwill and trademarks	-	6,706
Changes in operating assets & liabilities	-
Accounts receivable	287	(285)
Inventories	552	1,356
Prepaid expenses and other current assets	29	(1)
Other assets	(491)	(633)
Accounts payable and accrued expenses	(59)	214
Total adjustments to net income (loss)	1,177	5,447

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,145	1,845

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in short-term investments	(3,950)	-
Decrease in restricted cash	1,206	1,019
Purchases of property, plant and equipment	(27)	(34)

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,771)	985

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt	(1,110)	(1,018)
Dividends	(351)	(351)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(1,461)	(1,369)

NET (DECRASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,087)	1,461

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,064	5,603

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,977	$7,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15	$39
Income taxes paid	$96	$55

See Notes to Consolidated Financial Statements.

The Stephan Co. And Subsidiaries
Notes To Consolidated Financial Statements
Years Ended December 31, 2007 And 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair grooming and personal care products principally throughout the United States, and as more fully explained in Note 10, the Company has allocated substantially all of its business into two segments: brands and distributors.

Our financial statements have been prepared using generally accepted accounting principles in the United States (“U.S. GAAP”).

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire. We believe that the following are the most critical accounting policies that require management to make difficult, subjective and/or complex judgments, often due to a need to make estimates about matters that are inherently uncertain:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly owned subsidiaries: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc. and Lee Stafford Beauty Group, Inc. (collectively, the "Company"). All signifi-cant inter-Company balances and transactions have been eliminated in consolidation. Certain reclassifications (having no net profit or loss impact) have been made to the previously reported amounts in the 2006 financial statements to effect comparability with the 2007 presentation.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL: The Company periodically evaluates whether events or circumstances have occurred that would indicate that long-lived assets may not be recoverable or that their remaining useful lives may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows resulting from the use of the asset. If the results of this testing indicates an impairment of the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the projection their associated cash flows and then the discounting of these projected cash flows to their present value.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are to be evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. For the years ended December 31, 2007 and 2006, the Company incurred impairment losses of $-0- and $6,706,000, respectively. The Company has less than $6.0 million of intangibles subject to future impairment testing.

MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of revenue in 2007 or 2006. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company.

STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized in 2007 and 2006 relate to the estimated fair value at the grant date of 70,248 stock options granted in each year subsequent to January 1, 2006 in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, using the intrinsic value of the grant to determine stock option value, recognized no compensation expense in net income for stock options granted and elected the “disclosure only” provisions of SFAS 123. In accordance with the provisions of SFAS 123(R), options granted prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123(R). The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the years ended December 31, 2007 and 2006 was reduced as a result of the Company's recognition of approximately $90,000 and $89,000 (net of income tax benefit), respectively, of compensation expense (included in Selling, General and Administrative Expenses). The impact on basic and diluted earnings per share for the years ended December 31, 2007 and 2006 amounted to approximately $.02 per share in each year. The Company used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as of the respective dates of grant during 2007 and 2006:

	2007	2006

Life expectancy - Key employee	10 years	10 years
Life expectancy - Outside directors	5 years	5 years
Risk-free interest rate	4.0%	5.2%
Expected volatility	63.0%	61.1%
Dividends per share	2.2%	2.1%
Weighted average fair value at grant date	$1.99	$1.88

The above assumptions are based on a number of factors as follows: (i) expected volatility was determined using the historical volatility of the Company's stock price; (ii) the expected term of the options was based on the period of time that the options granted are expected to be outstanding, and (iii) the risk-free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS: the Company, using available market information and recognized valuation methodologies, has determined the estimated fair values of financial instruments that are presented herein. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market sale of such instruments.

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of bank debt. As of December 31, 2007 and 2006 there were no significant differences in the carrying values and fair market values of financial instruments.

REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations have been satisfied, which involve the delivery of the products sold and reasonable assurance as to the collectibility of the resulting account receivable. We do not sell on a consignment basis; returns are permitted for damaged or unsaleable items only. Revenue is shown after deductions for payment and volume discounts and returns. We estimate that these discounts and returns will approximate between 1% and 2% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $320,000 and $500,000 for the years ended December 31, 2007 and 2006, respectively. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD: This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation. Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance, related to product manufacturing and warehousing but co-mingled to facilitate historical comparison and for more efficient administration) are classified in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $900,000 in each year.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $1,600,000 and $1,800,000 in 2007 and 2006, respectively, and were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, money market funds, repurchase agreements and similar highly-liquid investments having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents excludes restricted cash of $1.1 million pledged for the repayment of bank debt.

SHORT-TERM INVESTMENTS: We have $3.9 million in government backed, highly-rated auction rate securities that have been subject recently to market illiquidity due to the effects of the sub-prime lending crisis and other factors. These bonds continue to pay us interest as due. We believe, based on discussion with investment professionals, that there is little or no credit risk associated with these investments and that the illiquidity in the market will eventually abate as the issuers refinance the auction rate securities in favor of long-term issuances. The Company has been unable to liquidate its auction rate securities since February 2008 due to failed auctions. We believe that, due to our present cash position and projected cash flow, this market illiquidity will not affect day-to-day operations of the Company.

However, in the event that the Company needs to access the funds related to the affected securities, it may be unable to do so without a potential loss of principal unless future auctions on these securities are successful. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values. We have not reduced the carrying value of these investments as we believe that these securities will ultimately be refinanced by their issuers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing -related costs (See COST OF GOODS SOLD.) classified in Selling, General and Administrative expenses, are allocated to finished goods inventory. The amount of these allocations to inventory was approximately $540,000 at both December 31, 2007 and 2006. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

At December 31, 2007 and 2006 we classified as Other Assets approximately $4.8 million and $4.4 million, respectively, of slow moving and potentially obsolete inventories. From these amounts we have subtracted obsolescence reserves of $2.0 million and $2.1 million, respectively, for 2007 and 2006. The net long-term inventory amounts in Other Assets were $2.8 million and $2.3 million at the end of 2007 and 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Routine repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

INCOME TAXES: Income taxes are calculated under the asset and liability method of accounting. Deferred income taxes are recognized by applying the enacted statutory rates applicable to estimated future year differences between the financial statement (“book basis”) and tax basis carrying amounts. Our tax basis exceeds our book basis because our future tax benefits have already been recorded for book purposes; therefore, we have recorded a deferred tax asset. A valuation allowance (reducing the deferred tax asset) is recorded when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. See Note 9 to the Consolidated Financial Statements.

BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the years ended December 31, 2007 and 2006, the Company had approximately 400,000 options outstanding of which an insignificant amount had exercise prices that were less than the Company’s stock price at year-end. Consequently, no additional shares were assumed to be outstanding for purposes of calculating earnings per share.

NOTE 2: NEW FINANCIAL ACCOUNTING STANDARDS:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R), amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us on January 1, 2009, and we will apply its provisions prospectively to all business combinations after that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and we are currently evaluating the impact SFAS 159 may have on our consolidated financial statements.

In September 2006 the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 does not expand the use of fair value measurements in financial statements but standardizes their definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 is effective for our fiscal year ending December 31, 2008, and we are currently evaluating the impact SFAS 157 may have on our financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, and, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by our Company in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 requires that we recognize in our financial statements the impact of a tax position, taken or expected to be taken in a tax return, provided that the position is more likely than not of being sustained on audit. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have an adverse effect on our financial statements in 2007. See Note 9 to the Consolidated Financial Statements. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state examinations by tax authorities for five years after 2002. During the periods open to examination, the Company had net operating losses for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006 consisted of:

(in thousands)	2007	2006

Trade accounts receivable	$1,637	$1,856
Allowance for doubtful accounts	(207)	(139)
Accounts receivable, net	$1,430	$1,717

The following is an analysis of the allowances for doubtful accounts:

(in thousands)	2007	2006

Balance at beginning of year	$(139)	$(109)
Provision for doubtful accounts	(124)	(40)
Uncollectible accounts written-off, net of recoveries	56	10
Balance at end of year	$(207)	$(139)

NOTE 4: INVENTORIES

 Inventories at December 31, 2007 and 2006 consisted of the following:

(in thousands)	2007	2006

Raw materials	$1,380	$1,403
Packaging and components	1,995	2,015
Work-in-process	437	592
Finished goods	5,231	5,177
Total inventory	9,043	9,187

Less: amount included in Other Assets	(4,803)	(4,395)

Inventory included in Current Assets	$4,240	$4,792

Raw materials include surfactants, chemicals and fragrances used in the production process. Packaging materials include cartons, inner sleeves and boxes used in the actual product, as well as outer boxes and cartons used for shipping purposes. Components are bottles or containers (plastic or glass), jars, caps, pumps and similar materials that will become part of the finished product. Finished goods also include hair dryers, electric clippers, lather machines, scissors and salon furniture.

 Included in Other Assets is long-term inventory not anticipated to be utilized within one year based on estimation methods established by the Company. We reduce the carrying value of this slower moving inventory to provide for an estimated amount that may ultimately become unusable or obsolete. See Note 1 to the Consolidated Financial Statements.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 consisted of the following:
	2007	2006
(in thousands)

Land	$380	$380
Buildings and improvements	2,230	2,230
Machinery and equipment	2,057	1,984
Furniture and office equipment	556	602
	5,223	5,196
Accumulated depreciation	(3,804)	(3,622)
Fixed assets, net	$1,419	$1,574

NOTE 6: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

	2007	2006
(in thousands)

Brands segment	$2,614	$2,614
Distributors segment	3,135	3,135
	$5,749	$5,749

In 2006, the Company recorded an intangibles impairment loss of $6.7 million. See Note 1 to the Consolidated Financial Statements.

NOTE 7: LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	($ in thousands)
	2007	2006

1.50% note payable in monthly monthly instalments
of $92,500 plus interest, maturing December 31, 2008	$1,110	$2,220
(secured by restricted cash of a like amount)

Current portion of long-term debt	(1,110)	(1,110)

Long-term debt	$-	$1,110

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 and 2006 consisted of the following:

(in thousands)	2007	2006

Accounts payable	$670	$515
Accrued payroll and related costs	294	244
Other accrued expenses	261	525
Accrued royalty and related interest (Note 13)	931	931
	$2,156	$2,215

NOTE 9: INCOME TAXES

The provision in 2007 and (benefit) in 2006 for income taxes were comprised of the following for the years ended December 31:

(in thousands)	2007	2006

Current tax provision:
Federal	$-	$-
State	42	76
	42	76

Deferred tax provision:
Federal	554	(2,009)
State	33	(196)
	587	(2,205)

Total tax provision:
Federal	554	(2,009)
State	75	(120)
	$629	$(2,129)

Deferred income taxes reflect the net tax effects of temporary differences (items recognized for tax returns and financial statements in different years).

The Consolidated Financial Statements include deferred income tax assets of $277,000 and $864,000, respectively, attributable to the following items:

(in thousands)	2007	2006

Net operating loss carryover	$1,113	$1,162
Interest expense	78	78
Amortization of intangibles	59	648
Accrued liabilities and other	39	40
Accounts receivable allowance	29	29
Inventory allowance	-	127
State income taxes	-	96
Property, plant and equipment	(71)	(76)
	1,247	2,104

Valuation allowance	(970)	(1,240)

Deferred income tax asset	$277	$864

The provision for Federal and state income taxes differed from statutory tax expense (computed by applying the U.S. Federal corporate tax rate to income (loss) before income taxes) as follows:

	2007	2006

Statutory rate	34.0%	34.0%
State taxes, net of federal benefit	3.1%	2.7%
Stock option compensation	1.9%	0.5%
Other	0.4%	-0.1%

Effective income tax rate	39.4%	37.1%

Note that, although stock option compensation was approximately the same amount in both years presented, the percentage effect on the rate reconciliation was different because of the effect of significantly different denominators in 2007 ($1.6 million income before income taxes) and 2006 ($5.7 million loss before income taxes).

Valuation Allowances:

For the year ended December 31, 2007 and 2006, the Company had income tax valuation allowances of $970,000 and $1,240,000 to provide for the likelihood that the utilization of net deferred tax assets may not be realized. The Company has net operating loss carryforwards (before income taxes) of approximately $2,900,000 for Federal income tax purposes; these carryforwards will begin to expire in 2024 if not utilized before then.

The increase in the valuation account in 2006 resulted from our determination at that time that it was more likely than not that certain loss carry forwards and accrued expenses would not be utilized prior to expiration. The decrease in the valuation account in 2007 resulted from our assessment that we will realize more deferred tax assets than originally expected.

NOTE 10: SEGMENT INFORMATION

The Company has identified two reportable operating segments (See Note 1 for prior year classifications.) based upon how management evaluates its business. These segments are Distributors and Brands. The Distributors segment generally has a customer base of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. Our sales to beauty schools are also classified in this segment. The Brands segment includes sales to mass merchandisers, chain drug stores and distributors. The Company conducts operations primarily in the United States; sales to international customers are not material to consolidated revenue. The following table summarizes significant items by reportable segment:

2007
(in thousands)	Distributors	Brands	Total

Revenue	$13,842	$6,719	$20,561

Operating Income	$(91)	$1,331	1,240
Net interest income			357
Income before income taxes			1,597
Income taxes			(629)

Net income			$968

Segment assets:	$5,944	$11,274	17,218
Not allocated to segments:
Cash and cash equivalents, short-term investments			10,037
Deferred income taxes			277
Eliminations/other			(1,228)
Consolidated assets			$26,304

Depreciation	$13	$169	$182
Capital expenditures	$-	$27	$27

2006
(in thousands)	Distributors	Brands	Total

Revenue	$15,334	$7,368	$22,702

Operating Income before unusual item	153	628	781
Unusual item - impairment of intangibles	-	(6,706)	(6,706)
Operating Income	$153	$(6,078)	(5,925)
Net interest income			194
Loss before income tax benefit			(5,731)
Income tax benefit			2,129

Net income			$(3,602)

Segment assets:	$6,314	$10,563	16,877
Not allocated to segments:
Cash and cash equivalents, short-term investments			9,380
Deferred income taxes			864
Eliminations/other			(355)
Consolidated assets			$26,766

Depreciation	$13	$130	$143
Capital expenditures	$12	$22	$34

Note: corporate overhead was allocated to each segment based on revenues contributed by that segment.

NOTE 11: RELATED PARTIES

1) The Company has an employment agreement with its Chief Executive Officer. The agreement expires on December 31, 2008, but provides for the unilateral renewal by the CEO. The contract includes an incentive bonus award based on consolidated earnings per share in excess of the applicable base year, as defined in the employment agreement.

In July 2005, the CEO took a voluntary, unilateral reduction in compensation to $540,000. In accordance with the terms of the employment agreement, this amended base compensation level is subject to an annual increase of 10% in each of the remaining years of the contract.

Also, the terms of the waiver of compensation allows the CEO to retain the right to his original contractual compensation level at the time of the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control of the Company, as defined in the waiver. If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11.6 million. (See Note 13.)

2) We paid rent to Shaheen & Co., Inc., the former owner of Morris Flamingo which is now a wholly owned subsidiary of the Company, for the years ended December 31, 2007 and 2006 approximately $320,000 for each year. Mr. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., which owns the building that the Company rents in Danville, Illinois, is currently a member of the Board of Directors and a significant shareholder of the Company. Shaheen & Co, Inc., sued the Company with respect to the interpretation of a 90-day right of termination by the Company stated in the lease. (See Note 13.)

3) In fiscal year 2007, the Company paid approximately $17,000 to Carlson & Lewittes, P.A. a law firm of which Curtis Carlson, an officer and director of the Company, is a partner, for legal services rendered to the Company. Additionally, the Company paid Mr. Carlson $2,000 per month for his services as Vice President and Secretary.

4) The Company paid approximately $17,000 to Mr. William Gross, a director, for legal services rendered to the Company.

NOTE 12: LEASES

  Rent expense for 2007 and 2006 was $521,000 and $599,000, respectively.

Annual lease payments are:

2008	$413,000
2009	320,000
2010	320,000
2011	320,000
2012	320,000
Thereafter	801,000
$2,494,000

Projected lease payments will be adjusted annually with changes in the Consumer Price Index.

Annual lease payments in 2008 include the remaining months of a lease in Tampa, FL which expires in mid-2008 and will not be renewed.

We also have month-to-month operating leases for real estate aggregating $29,000 annually through 2011.

NOTE 13: CONTINGENCIES & COMMITMENTS

As mentioned in NOTE 11. RELATED PARTIES , the CEO retains the right to his original contractual compensation level at the time of the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control, of the Company, as defined in the waiver. If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11.6 million.

The Company was not a party to any non-cancelable operating leases at December 31, 2007, except for a warehouse lease in Tampa, FL that expires on July 31, 2008. The minimum annual rental due under this lease is approximately $93,000 for 2008. This lease will not be renewed.

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is our opinion that none of such matters, at December 31, 2007, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC”, a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the year ended December 31, 2007, reflected a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

2) On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") with respect to the Danville, IL facility, Morris Flamingo - Stephan, Inc., extending the term of the lease to June 30, 2015, with a five-year renewal option, and increasing the annual rental to approximately $320,000. The base rent is adjustable annually, in accordance with the existing master lease, the terms of which, including a 90-day right of termination by the Company, remain in full force and effect. The Amendment provides a purchase option, effective during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2008 through 2012 and approximately $800,000 thereafter, subject to Consumer Price Index adjustments. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

NOTE 14: CAPITAL STOCK AND STOCK OPTIONS

1,000,000 shares of preferred stock, $0.01 par value, are authorized; however, no shares have been issued.

In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan, as amended, and the 1990 Non-Employee (Outside Directors) Plan, as amended, and in 2000, the shareholders approved a ten-year extension of both plans. The aggregate number of shares currently available to grant pursuant to the Key Employee Plan, as adjusted for stock splits and shareholder-approved increases in 1994 and 1997, is 523,822 shares. The number of shares and terms of each grant is determined by the Compensation Committee of the Board of Directors, in accordance with the 1990 Key Employee Plan, as amended.

The Outside Directors Plan provides for annual grants, as adjusted for stock splits, of 5,062 shares to non-employee directors. Such grants are granted on the earlier of June 30 or the date of the Company's Annual Meeting of Shareholders, at the fair market value at the date of grant. The aggregate number of shares reserved for granting under this plan, as adjusted for stock splits, is 202,500.

Stock options are granted at the discretion of the Compensation Committee of the Board of Directors. The options become exercisable one year from the grant date and are exercisable within a maximum of 5-10 years from the date of grant. Stock option activity and the weighted average exercise prices for 2007 and 2006 are set forth below:

		Weighted		Weighted
		Average		Average
	Key	Exercise	Outside	Exercise
	Employee	Price	Directors	Price

Outstanding at December 31, 2005	250,000	$9.00	91,116	$3.93

Granted	50,000	$3.54	20,248	$3.15
Canceled			(5,062)	$3.99
Expired	(50,000)	$12.88	(15,186)	$3.15

Outstanding at December 31, 2006	250,000	$7.14	91,116	$3.86

Granted	50,000	$3.62	20,248	$3.80
Canceled			(10,124)	$4.27
Expired	-		(15,186)	$3.67

Outstanding at December 31, 2007	300,000	$6.55	86,054	$3.88

The fair value of options granted in 2007 and 2006 was approximately $90,000 and $89,000 (both amounts net of income tax benefits) for 2007 and 2006, respectively. All options are exercisable, except for 20,248 shares which will become exercisable on June 30, 2008.

The exercise price range of options outstanding and exercisable as of December 31, 2007 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

	Key Employee		Outside Directors
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Price Range
$3.00 - $5.00	200,000	$3.94	86,054	$3.88
Over $10.00	100,000	$11.78	-	$-
	300,000	$6.55	86,054	$3.88

Weighted average
remaining life (years):	5.2		2.8

The aggregate intrinsic value of outstanding and currently exercisable options was $3,000 at December 31, 2007.

(a) (3) Exhibits

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

10.16 Working Capital Management Account agreement dated September 19, 2003 with Merrill Lynch Business Financial Services, Inc., creating a line of credit not to exceed $5,000,000, included with Form 8-K filed October 3, 2003, and amended October 9, 2003, is incorporated herein by reference.

10.17 Second Amended and Restated Agreement and Plan of Merger, dated March 24, 2004, by and among The Stephan Co., Gunhill Enterprises and Eastchester Enterprises, including exhibits, included with Form 8-K filed March 30, 2004, is incorporated herein by reference.

10.18 Modification of employment agreement between the Company and Frank F. Ferola, President and Chief Executive Officer, dated July 6, 2005, included with Form 10-K for the year ended December 31, 2004, filed September 9, 2005, is incorporated herein by reference.

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

10.21 Modification of employment agreements, dated April 14, 2007, between the Company and Frank F. Ferola, President and Chief Executive Officer, included with Form 10-K for the year ended December 31, 2007, filed April 15, 2008, is incorporated herein by reference.

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

By: /s/ Frank F. Ferola
___________________________________
Frank F. Ferola
President and Chairman of the Board
April 15, 2008

By: /s/ Robert C. Spindler
___________________________________
Robert C. Spindler
Principal Financial Officer
Principal Accounting Officer
April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Frank F. Ferola	By: /s/ Shouky Shaheen

Frank F. Ferola, Principal	Shouky Shaheen, Director
Executive Officer and Director	Date: April 15, 2008
Date: April 15, 2008

By: /s/ Curtis Carlson	By: /s/ Richard A. Barone

Curtis Carlson, Director	Richard A. Barone, Director
Date: April 15, 2008	Date: April 15, 2008

By: /s/ William Gross	By: /s/ Elliot Ross

William Gross, Director	Elliot Ross, Director
Date: April 15, 2008	Date: April 15, 2008