Form 10-Q
period 2008-03-31
STEPHAN CO
filed 2008-05-21
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Former name, former address and former fiscal year, if changed since last report: not applicable.

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

4,389,779 shares of common stock, $0.01 par value, as of May 15, 2008

THE STEPHAN CO. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q"), in particular under "Item 1. Financial Statements” and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, condition (financial or otherwise), performance or achievements to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements.

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

Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, our ability to satisfactorily address any material weakness in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins, as well as management’s response to these factors, and other factors that may be more fully described in the The Stephan Co.’s literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

The Stephan Co.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$4,772	$4,977
Short-term investments	3,950	3,950
Restricted cash	833	1,110
Accounts receivable, net	1,112	1,430
Inventories	4,478	4,240
Prepaid expenses and other current assets	274	306
TOTAL CURRENT ASSETS	15,419	16,013

Property, plant and equipment, net	1,396	1,419
Deferred income taxes	181	277
Goodwill, net	2,603	2,603
Trademarks, net	3,070	3,070
Other intangible assets, net	76	76
Other assets	2,845	2,846
TOTAL ASSETS	$25,590	$26,304

CURRENT LIABILITIES
Current portion of long-term debt	$833	$1,110
Accounts payable and accrued expenses	1,627	2,156

TOTAL CURRENT LIABILITIES	2,460	3,266
Long-term debt, less current portion	—	—
TOTAL LIABILITIES	2,460	3,266

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued.
Common stock, $.01 par value; 25,000,000 shares authorized;
4,389,779 shares issued and outstanding at March 31, 2008 and
December 31, 2007.	44	44
Additional paid-in capital	17,756	17,736
Retained earnings	5,330	5,258
TOTAL STOCKHOLDERS' EQUITY	23,130	23,038
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,590	$26,304

See Notes to Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Operations
(in thousands, except share data)

	First Quarter	First Quarter
	2008	2007

Revenue	$4,420	$5,129

Cost of revenue	2,299	2,858

Gross profit	2,121	2,271

Selling, general and administrative expenses	1,941	2,257

Operating income	180	14

Interest income	90	90
Interest expense	(4)	(7)

Income before income taxes	266	97

Income tax expense	106	40

NET INCOME	$160	$57

Basic income per share	$0.04	$0.01
Diluted income per share	$0.04	$0.01
Dividends per share	$0.02	$0.02

See Notes to Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Cash Flow
(in thousands, except share data)

	First Quarter	First Quarter
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$160	$57

Adjustments to reconcile net income to net cash flows
provided (used) by operating activities:

Depreciation and amortization	31	51
Stock option compensation	20	22
Deferred income tax expense	96	20
Changes in operating assets & liabilities
Restricted cash	277	—
Accounts receivable	318	38
Inventories	(238)	(371)
Prepaid expenses and other current assets	33	176
Other assets	1	(38)
Accounts payable and accrued expenses	(529)	644
Total adjustments to net income	9	542

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	169	599

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in non-current restricted cash	—	370
Purchases of property, plant and equipment	(8)	(1)

NET CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES	(8)	369

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt	(278)	(278)
Dividends	(88)	(88)

NET CASH FLOWS (USED FOR) FINANCING ACTIVITIES	(366)	(366)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(205)	602

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,977	7,064

CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER	$4,772	$7,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4	$8
Income taxes paid	$19	$22

See Notes to Consolidated Financial Statements.

The Stephan Co. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Quarters ended March 31, 2008 and 2007

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: The Company (or equivalent terms such as “we” or “our”) is engaged in the manufacture, sale, and distribution of hair grooming and personal care products principally throughout the United States and has allocated substantially all of its business into two segments: brands and distributors.

BASIS OF PRESENTATION: In the opinion of management, the accompanying unaudited, interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of December 31, 2007. These interim financial statements have not been audited. However, management believes the accompanying unaudited, interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of The Stephan Co. and subsidiaries as of March 31, 2008 and the results of their operations and cash flows for the three months ended March 31, 2008. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008.

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

PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of The Stephan Co. and its wholly owned subsidiaries: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc. and Lee Stafford Beauty Group, Inc. (collectively, the "Company"). All signifi-cant inter-Company balances and transactions have been eliminated in consolidation. Certain reclassifications (having no net profit or loss impact) have been made to the previously reported amounts in the 2007 financial statements to effect comparability with the 2008 presentation.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL: The Company periodically evaluates whether events or circumstances have occurred that would indicate that long-lived assets might not be recoverable or that their remaining useful lives may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows resulting from the use of the asset. If the results of this testing indicates an impairment of the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the projection of their associated cash flows and then the discounting of these projected cash flows to their present value.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are to be evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. The Company has less than $6.0 million of intangibles subject to future impairment testing. No events or circumstances occurred that indicated a possible impairment of intangible assets during the quarter ended March 31, 2008.

MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of revenue in 2008 or 2007. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss.

STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized in 2008 and 2007 relate to the estimated fair value at the grant date of 50,000 stock options granted in each year subsequent to January 1, 2006 in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and,

using the intrinsic value of the grant to determine stock option value, recognized no compensation expense in net income for stock options granted and elected the “disclosure only” provisions of SFAS 123. In accordance with the provisions of SFAS 123(R), options granted prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123(R). The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the quarters ended March 31, 2008 and 2007 was reduced as a result of the Company's recognition of approximately $20,000 and $22,000 (net of income tax benefit), respectively, of compensation expense (included in Selling, General and Administrative Expenses). The impact on basic and diluted earnings per share for the years ended December 31, 2007 and 2006 amounted to approximately $.005 per share in each year. The Company employed the Black-Scholes option pricing model to estimate the fair value of stock options using assumptions consistent with past practices.

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

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of bank debt. As of March 31, 2008 and December 31, 2007 there were no significant differences in the carrying values and fair market values of financial instruments.

REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations, which involve the delivery of the products sold and reasonable assurance as to the collectibility of the resulting account receivable, have been satisfied. We do not sell on a consignment basis; returns are permitted for damaged or unsaleable items only. Revenue is shown after deductions for payment and volume discounts and returns. We estimate that these discounts and returns will approximate between 1% and 2% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $76,000 in each quarter ended March 31, 2008 and 2007, respectively. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD: This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation. Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance, related to product manufacturing and warehousing but co-mingled to facilitate historical comparison and for more efficient administration) are classified in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. For the quarters ended March 31, 2008 and 2007, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $233,000 and $285,000, respectively.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $395,000 and $405,000 in 2008 and 2007, respectively, and were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, money market funds, repurchase agreements and similar highly liquid investments having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents exclude restricted cash of $0.8 million pledged for the repayment of bank debt.

SHORT-TERM INVESTMENTS: We have $4.0 million in government backed, highly rated auction rate securities that have been subject recently to market illiquidity due to the effects of the sub-prime lending crisis and other factors. These bonds continue to pay us interest as due. We believe, based on discussion with investment professionals, that there is little or no credit risk associated with these investments and that the illiquidity in the market will eventually abate as the issuers refinance the auction rate securities in favor of long-term issuances. The Company has been unable to liquidate its auction rate securities since February 2008 due to failed auctions. We believe that, due to our present cash position and projected cash flow, this market illiquidity will not affect day-to-day operations of the Company.

However, in the event that the Company needs to access the funds related to the affected securities, it may be unable to do so without a potential loss of principal unless future auctions on these securities are successful. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values. We have not reduced the carrying value of these investments, as we believe that these securities will ultimately be refinanced by their issuers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing -related costs (See COST OF GOODS SOLD.) classified in Selling, General and Administrative expenses, are allocated to finished goods inventory. The amount of these allocations to inventory was approximately $540,000 at both March 31, 2008 and December 31, 2007. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

At March 31, 2008 and December 31, 2007 we classified as Other Assets approximately $4.8 million of slow moving and potentially obsolete inventories. From these amounts we have subtracted obsolescence reserves of $2.0 million for 2008 and 2007. The net long-term inventory amounts in Other Assets were $2.8 million at March 31, 2008 and December 31,2007.

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

BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. At March 31, 2008, the Company had 400,000 options outstanding of which an insignificant amount had exercise prices that were less than the Company’s stock price at year-end. Consequently, no additional shares were assumed to be outstanding for purposes of calculating earnings per share.

NOTE 2: NEW FINANCIAL ACCOUNTING STANDARDS:

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (‘SFAS 133”) as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designed and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 R, “Business Combinations.” SFAS No. 141 R amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141 R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 R is effective for us on January 1, 2009, and we will apply its provisions prospectively to all business combinations after that time.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities,  applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.

In September 2006 the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 does not expand the use of fair value measurements in financial statements but standardizes their definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 did not have a material impact on our consolidated financial statements for the first quarter of 2008.

NOTE 3: INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

(in thousands)	2008	2007

Raw materials	$1,358	$1,380
Packaging and components	2,059	1,995
Work-in-process	444	437
Finished goods	5,420	5,231
Total inventory	9,281	9,043

Less: amount included in Other Assets	(4,803)	(4,803)
Inventory included in Current Assets	$4,478	$4,240

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

Included in Other Assets is long-term inventory not anticipated to be utilized within one year based on estimation methods established by the Company. We reduce the carrying value of this slower moving inventory to provide for an estimated amount that may ultimately become unusable or obsolete. See Note 1 to the Condensed Consolidated Financial Statements.

NOTE 4: SEGMENT INFORMATION

The Company has identified two reportable operating segments based upon how management evaluates its business. These segments are Distributors and Brands. The Distributors segment generally has a customer base of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. Our sales to beauty schools are also classified in this segment. The Brands segment includes sales to mass merchandisers, chain drug stores and distributors. The Company conducts operations primarily in the United States; sales to international customers are not material to consolidated revenue. The following table summarizes significant items by reportable segment:

2008
(in thousands)	Distributors	Brands	Total

Revenue	$3,362	$1,058	$4,420

Operating (loss) income	$(53)	$233	180
Net interest income			86
Income before income taxes			266
Income taxes			(106)

Net income			$160

Segment assets:	$5,861	$11,250	17,111
Not allocated to segments:
Cash and cash equivalents, short-term investments			9,555
Deferred income taxes			181
Eliminations/other			(1,257)
Consolidated assets at March 31, 2008			$25,590

Depreciation and amortization	$2	$29	$31
Capital expenditures	$—	$8	$8

2007
(in thousands)	Distributors	Brands	Total

Revenue	$3,452	$1,677	$5,129

Operating (loss) income	$(109)	$123	$14

Net interest income			83
Income before income taxes			97
Income taxes			(40)

Net income			$57

Segment assets:	$6,489	$10,550	17,039
Not allocated to segments:
Cash and cash equivalents, short-term investments			9,613
Deferred income taxes			845
Eliminations/other			(373)
Consolidated assets at March 31, 2007			$27,124

Depreciation and amortization	$2	$49	$51
Capital expenditures	$—	$1	$1

Note: corporate overhead was allocated to each segment based on revenues contributed by that segment.

NOTE 5: CONTINGENCIES AND COMMITMENTS

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

The Company was not a party to any non-cancelable operating leases at March 31, 2008, except for a warehouse lease in Tampa, FL that expires on July 31, 2008. The minimum annual rental due under this lease is approximately $92,000 for 2008. This lease will not be renewed.

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is our opinion that none of such matters, at March 31, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations. Additionally, there has been no material change in the status any pending litigation since the filing of our most recent annual report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2007.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC”, a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The condensed consolidated financial statements for the quarter ended March 31, 2008, reflected a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 2008 v. 2007

Results of Operations

Total Company Results
Earnings per share in the first quarter of 2008 were $0.04 per common share compared to $0.01 per common share in 2007.

EBITDA (Earnings Before Interest income (and Interest expense), Taxes, Depreciation and Amortization) was $211,000 in 2008 compared to $65,000 in 2007. Although our revenue was about $700,000 less than that in the first quarter of 2007, our costs and expenses were lower than last year by almost $900,000. As a result, our net income improved in 2008 compared to that in 2007 by about $100,000. Our gross profit margin was 48% 2008 and 44% in 2007.Our cash and short-term investments were almost $9.0 million, slightly less than the December 31,2007; the decrease was due primarily to the liquidation of year-end 2007 accounts payable. Short-term investments include auction rate securities currently and, we believe, temporarily impacted by worldwide illiquidity due to effects of the sub-prime lending crisis in the U.S. We anticipate that the slowing growth of the U.S. economy may affect our business adversely, principally in the first half of 2008. Revenue is likely to decline from 2007 levels and profitability may be impacted adversely.

In 2008 we have seen favorable results in our Wal-mart/McClanes business, both in shipments and same-store sales metrics. We also believe that the volume decline in the brands segment in 2008 was, in part, the result of our January 1, 2008, price increase implemented in this segment only. The eight percent price increase for shipments after January 1, 2008, may have resulted in customers purchasing more items in the fourth quarter of 2007, rather than in 2008, to defer the effect of our price increase.

We had an improvement in net income in 2008, compared to the comparable period in 2007, because the decline in selling, general and administrative expenses was more than the decline in gross profit. Operating costs in 2008 were lower than those in 2007: freight costs were lower due to fewer shipments in the brands segment; payroll and related costs were less than those in the prior year; legal and accounting, insurance and other administrative costs were lower due to an emphasis on cost control throughout our Company.

Segment Results
In the distributors segment, revenue and operating income results in 2008 were about the same as those in 2007. Revenue in this segment was slightly lower than that in 2007; the operating loss was slightly lower in 2008 compared to that in 2007 despite the allocation of more corporate overhead to this segment. In the brands segment, revenue was approximately $600,000 less but operating income was about $100,000 more than last year. Revenue declined, principally, due to the effects 1) the U.S. economic slowdown, 2) a price increase effective January 1, 2008 that may have prompted some customers to buy larger quantities in advance of the price increase (causing more revenue in the fourth quarter of 2007 and less in 2008), 3) the effects of product mix changes and 4) lower corporate overhead allocations, which are based on the percentage of revenue contributed by each segment.

Restatement of interim financial statements

As previously disclosed in our Form 8-K, Form 8-K/A and Form 10-QSB filings in the fourth quarter of 2007 and the first quarter of 2008, a former manager unilaterally and clandestinely misstated the results of operations at one our subsidiaries for the first six months of 2007. His actions resulted in the unintentional issuance of erroneous results by us for the first two quarters of 2007. We detected the results of the manager’s actions and corrected the previously filed results in Form 10-QSB for the third quarter 2007 and in the subsequent filings on Form 8-K and Form 8-K/A. This subsidiary’s corrected results are included in financial statements in this filing. We amended originally reported revenue, net income and net income per share for the first quarter of 2007 by $262,000, $46,000 and $0.01 per share, respectively. The misstatements have been corrected and 2007 financial statements in this filing, and the filing for the second quarter of 2007, have been adjusted to reflect the proper results.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of approximately $4.8 million and short-term investments of $4.0 million, a total of $8.8 million. Although we have long-term debt of $833,000, this debt is fully funded by restricted cash that is classified separately from our cash and cash equivalents.

Cash and equivalents declined slightly during the first quarter of 2008, from the level at December 31, 2007, as dividends and principal payments were greater than cash from operations by about $200,000. Lower cash from operations resulted largely from the payment of accounts payable at December 31, 2007. Our largest use of cash was for dividends (which we have paid since mid-1995; we also paid a special dividend of $2.00 per share in 2004) of $88,000. Capital expenditures were not significant.

We reclassified our auction rate securities from cash and cash equivalents to short-term investments. The auction rate securities are currently illiquid as the bond market refinances to cash out short-term holders (such as us) with proceeds from long-term bondholders. The auction rate securities that we hold are Aaa - rated. We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations.

Our cash balance will vary with the growth or decline in operating income and changes, if any, in dividends and non-cash working capital. Our cash flow will also benefit from the utilization of net operating loss carryforwards which eliminated federal income tax payments in 2008 and 2007. At December 31, 2007, we had approximately $2.9 million (before taxes) of net operating loss carryforwards to offset future taxable income. In 2004, we paid a dividend of $2.00, or about $9.0 million. This caused a significant, one-time, reduction in cash. Since 2004, cash and cash equivalents and short-term investments have grown steadily.

Cash is driven by operating income which we endeavor to increase by 1) keeping expenses low, 2) competitively bidding purchases and freight costs, 3) developing new products, 4) searching out new markets or expanding existing markets through new product offerings to existing customers, 5) updating technology in critical customer service areas, 6) reducing purchases by utilizing existing inventory when possible, 7) increasing selling prices to the extent possible and 8) centralizing administrative functions.

As the overall economy expands and contracts, or as we gain or lose customers, our cash flow will vary because we have, especially in the Brands segment, high variable gross margin items, and an increase or decrease in this segment could be significant to overall results. We expect a softening of demand in 2008 and a consequent reduction in operating income for the year. Cash may also be used to acquire similar businesses. Cash and cash equivalents may be adversely impacted by these events.

We have no off-balance sheet financing arrangements.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4T:     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report within. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act.

(b)	Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at March 31, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the quarter ended March 31, 2008, reflect a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

Item 1A:    Risk Factors
Not required.

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3:       Defaults Upon Senior Securities
None.

Item 4:       Submission of Matters to a Vote of Security Holders
None.

Item 5:       Other Information
None.

Item 6:       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.

By:  /s/ Frank F. Ferola

Frank F. Ferola
President and Chairman of the Board
May 20, 2008

By:  /s/ Robert C. Spindler

Robert C. Spindler
Principal Financial Officer
Principal Accounting Officer
May 20, 2008