Form 10-Q
period 2008-06-30
STEPHAN CO
filed 2008-08-15
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

4,377,158 shares of common stock, $0.01 par value, as of August 12, 2008

THE STEPHAN CO. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Certain statements in this Quarterly Report on Form 10-Q under "Item 1 -- Financial Statements" and "Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, condition (financial or otherwise), performance or achievements to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements.

Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends" and similar words and expressions are intended to identify forward-looking statements and are based on our current expectations, assumptions, and estimates about us and our industry. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.

Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, our ability to satisfactorily address any material weakness in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins, as well as management’s response to these factors, and other factors that may be more fully described in the Company’s literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures that describe certain factors that affect our business.

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

The Stephan Co.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$4,373	$4,977
Short-term investments	3,950	3,950
Restricted cash	555	1,110
Accounts receivable, net	1,066	1,430
Inventories	5,574	4,240
Prepaid expenses and other current assets	202	306

TOTAL CURRENT ASSETS	15,720	16,013

Property, plant and equipment, net	1,377	1,419
Deferred income taxes	103	277
Goodwill, net	2,603	2,603
Trademarks, net	3,070	3,070
Other intangible assets, net	76	76
Other assets	2,844	2,846

TOTAL ASSETS	$25,793	$26,304

CURRENT LIABILITIES
Current portion of long-term debt	$555	$1,110
Accounts payable and accrued expenses	2,047	2,156

TOTAL CURRENT LIABILITIES	2,602	3,266
Long-term debt, less current portion	-	-
TOTAL LIABILITIES	2,602	3,266

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued.
Common stock, $.01 par value; 25,000,000 shares authorized;
4,389,779 shares issued at June 30, 2008 and December 31, 2007	44	44
Additional paid-in capital	17,776	17,736
Retained earnings	5,378	5,258
Treasury stock, 2,200 shares held at June 30, 2008, at cost	(7)	-

TOTAL STOCKHOLDERS' EQUITY	23,191	23,038

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,793	$26,304

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Operations
(in thousands, except share data)

	Quarter ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenue	$4,289	$5,018	$8,709	$10,147

Cost of revenue	2,133	2,673	4,432	5,531

Gross profit	2,156	2,345	4,277	4,616

Selling, general and administrative expenses	1,995	2,215	3,936	4,472

Operating income	161	130	341	144

Interest income	67	95	157	185
Interest expense	(2)	(7)	(6)	(14)

Income before income taxes	226	218	492	315

Provision for income taxes	90	89	196	129

NET INCOME	$136	$129	$296	$186

Basic income per share	$0.03	$0.03	$0.07	$0.04
Diluted income per share	$0.03	$0.03	$0.07	$0.04
Dividends per share	$0.02	$-	$0.04	$0.02

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$296	$186

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	58	101
Stock option compensation	40	48
Deferred income tax expense	174	85
Changes in operating assets & liabilities

Restricted cash	555	-
Accounts receivable	364	80
Inventories	(1,334)	(438)
Prepaid expenses and other current assets	104	124
Other assets	2	105
Accounts payable and accrued expenses	(109)	94
Total adjustments to net income	(146)	199

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	150	385

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in non-current restricted cash	-	648
Purchases of property, plant and equipment	(16)	(2)

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16)	646

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt	(555)	(555)
Purchases of treasury stock	(7)	-
Dividends	(176)	(88)

NET CASH FLOWS (USED FOR) FINANCING ACTIVITIES	(738)	(643)

NET (DECRASE) INCREASE IN CASH AND CASH EQUIVALENTS	(604)	388

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,977	7,064

CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER	$4,373	$7,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6	$13
Income taxes paid	$-	$50

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
Quarters ended June 30, 2008 and 2007

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale, and distribution of hair grooming and personal care products principally throughout the United States and has allocated substantially all of its business into two segments: Brands and Distributors.

BASIS OF PRESENTATION: In the opinion of management, the accompanying unaudited, interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of December 31, 2007. These interim financial statements have not been audited. However, management believes the accompanying unaudited, interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of The Stephan Co. and subsidiaries as of June 30, 2008 and the results of their operations and cash flows for the three and six months then ended. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008.

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

PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of The Stephan Co. and its wholly owned subsidiaries: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc. and Lee Stafford Beauty Group, Inc. (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. Reclassifications (having no net profit or loss impact) have been made to certain previously reported amounts in the 2007 financial statements to make the 2008 and 2007 presentations comparable.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL: The Company periodically evaluates whether events or circumstances have occurred that would indicate that long-lived assets might not be recoverable or that their remaining useful lives may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through expected future cash flows resulting from the use of the asset. If the results of this testing indicate impairment of the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the projection of their associated cash flows and the discounting of these projected cash flows to their present value.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are to be evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. The Company has less than $6.0 million of intangibles subject to future impairment testing. No events or circumstances occurred that indicated a possible impairment of intangible assets during the quarter and six months ended June 30, 2008.

MAJOR CUSTOMERS: There were no sales to any single customer in excess of 10% of revenue in 2008 or 2007. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company does not believe that its customers' credit risk represents a material risk of loss to the Company.

STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized in 2008 and 2007 relate to the estimated fair value at the grant date of stock options granted each year subsequent to January 1, 2006. Prior to the adoption of SFAS 123(R) the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, using the intrinsic value of the grant to determine stock option value, recognized no compensation expense in net income for stock options granted, and elected the “disclosure only” provisions of SFAS 123. In accordance with the provisions of SFAS 123(R), options granted prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123(R). The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the year-to-date periods ended June 30, 2008 and 2007 was reduced as a result of the Company's recognition of approximately $40,000 and $48,000 (net of income tax benefit), respectively, and for the quarterly periods then ended by $20,000 and $25,000, respectively. These amounts have been included in compensation expense (included in Selling, General and Administrative Expenses). The impact on basic and diluted earnings per share for the six months ended June 30 of each year was approximately $0.01 per common share; the effect on the second quarter was approximately $0.005 per common share of each year. The Company employed the Black-Scholes option-pricing model to estimate the fair value of stock options using assumptions consistent with past practices. On January 1, 2008 the Company granted 50,000 shares to our CEO and on June 30, 2008 granted a total of 20,248 shares to our outside directors.

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

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of bank debt. As of June 30, 2008 and December 31, 2007 there were no significant differences between the carrying values and fair market values of financial instruments.

REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations, which involve the delivery of the products sold and reasonable assurance as to the collectibility of the resulting account receivable, have been satisfied. We do not sell on a consignment basis; returns are permitted for damaged or unsaleable items only. Revenue is shown after deductions for payment and volume discounts and returns. We estimate that these discounts and returns will approximate between 1% and 2% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $160,000 and $84,000 for the six-month and three-month periods, respectively, ended June 30, 2008. Such costs were $99,000 and $8,000 for the six-month and three-month periods, respectively, ended June 30, 2007. The allowances for sales returns and consumer and trade promotion liabilities are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD: This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation. Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance related to product manufacturing and warehousing) are classified in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. For the quarters ended June 30, 2008 and 2007, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $156,000 and $301,000, respectively. For the year-to-date periods ended June 30, 2008 and 2007, these costs approximated $389,000 and $586,000, respectively.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $401,000 and $117,000 for the quarters ended June 30, 2008 and 2007. For the year-to-date periods ended June 30, 2008 and 2007, these costs approximated $796,000 and $522,000, respectively.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, money market funds, repurchase agreements and similar highly liquid investments having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits of $100,000. Cash and cash equivalents exclude restricted cash of $0.6 million pledged for the repayment of bank debt and short-term investments.

SHORT-TERM INVESTMENTS: At June 30, 2008, we had $3.9 million auction rate securities; in July 2008 the State of South Carolina called certain bonds at par in which we held positions totaling $0.8 million. This amount was paid to us in July 2008. We have, as of August 1, 2008, $3.1 million in government backed, Aaa-rated, student loan auction rate securities that have been subject recently to market illiquidity due to the effects of the sub-prime lending crisis and other factors. These bonds continue to pay cash interest as due. We believe, based on discussions with investment professionals and from other sources, that there is little or no credit risk associated with these investments and that the illiquidity in the market will eventually abate as the issuers refinance the auction rate securities in favor of long-term issuances. The Company has the intent and ability to hold these investments until liquidity returns to the market.

However, in the event that the Company needs to access the funds related to the affected securities, it may be unable to do so without a potential loss of principal unless future auctions on these securities are successful or the issues are refinanced. If the issuers are unable to successfully close future auctions or refinance their obligations and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values of the securities. We have not reduced the carrying value of these investments as we believe that these securities will ultimately be refinanced by their issuers within the next twelve months as has already occurred in the case of South Carolina above. All of our short-term investments are classified as trading securities and are reported as current assets at their estimated fair market values.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing -related costs (See COST OF GOODS SOLD.), classified in Selling, General and Administrative expenses, are allocated to finished goods inventory. The amount of these allocations to inventory was approximately $540,000 at both June 30, 2008 and December 31, 2007. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

At June 30, 2008 and December 31, 2007 we classified as Other Assets approximately $4.8 million of slow moving and potentially obsolete inventories. From these amounts we have subtracted obsolescence reserves of $2.0 million in each year. The net long-term inventory amount in Other Assets was $2.8 million at June 30, 2008 and December 31, 2007.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Routine repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

INCOME TAXES: Income taxes are calculated under the asset and liability method of accounting. Deferred income taxes are recognized by applying enacted statutory rates to estimated future year differences between the financial statement (“book basis”) and tax basis carrying amounts. Our tax basis exceeds our book basis because our future tax benefits have already been recorded for book purposes; therefore, we have recorded a deferred tax asset. A valuation allowance (reducing the deferred tax asset) is recorded when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We have recorded a valuation allowance of approximately $1.0 million against deferred tax assets at June 30, 2008 and December 31, 2007, resulting in net deferred tax assets of $103,000 and $277,000 at these dates, respectively.

BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding (4,389,400 and 4,389,600 shares, respectively, for the three and six months ended June 30, 2008, and 4,389,800 for the three and six months ended June 30, 2007). At June 30, 2008, the Company had approximately 400,000 stock options outstanding of which an insignificant amount had exercise prices that were less than the Company’s stock price at June 30, 2008. Consequently, no additional equivalent shares, in addition to the actual weighted average outstanding shares, were assumed to be outstanding for purposes of calculating net income per share.

NOTE 2: NEW FINANCIAL ACCOUNTING STANDARDS:

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designed and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities,”  applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 does not expand the use of fair value measurements in financial statements but standardizes their definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS No. 157 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2008.

NOTE 3: INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

(in thousands)	2008	2007

Raw materials	$1,282	$1,380
Packaging and components	2,097	1,995
Work-in-process	451	437
Finished goods	6,547	5,231
Total inventory	10,377	9,043

Less: amount included in Other Assets	(4,803)	(4,803)

Inventory included in Current Assets	$5,574	$4,240

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

Included in Other Assets is long-term inventory not anticipated to be utilized within one year based upon estimation methods established by the Company. We reduce the carrying value of this slower moving inventory to provide for an estimated amount that may ultimately become unusable or obsolete. See Note 1 to the Condensed Consolidated Financial Statements.

NOTE 4: SEGMENT INFORMATION

  We have identified two reportable operating segments based upon how we evaluate our business: Distributors and Brands. The Distributors segment generally has a customer base of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops. Our sales to beauty schools are also classified in this segment. The Brands segment includes sales to mass merchandisers, chain drug stores and distributors. The Company conducts operations primarily in the United States; sales to international customers are not material to consolidated revenue. The following table summarizes significant items by reportable segment:

	Quarter ended June 30,		Six Months ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue
Distributors	$3,129	$3,147	$6,491	$6,599
Brands	1,160	1,871	2,218	3,548
	4,289	5,018	8,709	10,147

Operating Income (Loss)
Distributors	(170)	(368)	(223)	(477)
Brands	331	498	564	621
	161	130	341	144

Net interest income	65	88	151	171
Income before income taxes	226	218	492	315
Provision for income taxes	90	89	196	129
Net income	$136	$129	$296	$186

	June 30,	December 31,
	2008	2007
Total assets
Distributors	$6,776	$5,944
Brands	11,337	11,274
Total segment assets	18,113	17,218
Cash and cash equivalents, short-term investments, restricted cash	8,878	10,037
Deferred income tax assets	103	277
Eliminations and other	(1,301)	(1,228)
Total assets	$25,793	$26,304

Note1:	corporate overhead was allocated to each segment based on revenues contributed by that segment.

Note2:	capital expenditures and depreciation expense were not significant.

NOTE 5. SUBSEQUENT EVENTS

On July 3, 2008, we entered into an agreement to purchase 100% of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a distributor located in Wilmington, NC. The acquiree reported unaudited revenue of approximately $3.0 million in 2007. The purchase price was not material to the total assets of our company.

The State of South Carolina redeemed certain of its auction rate securities of which the company held $0.8 million at June 30, 2008. We received the funds in July, reducing our total investment in student loan auction rate securities to $3.1 million.

NOTE 6: CONTINGENCIES AND COMMITMENTS

The Company has an employment agreement with its Chief Executive Officer. The agreement expires on December 31, 2011, but provides for the unilateral renewal by the CEO. The contract includes an incentive bonus award based on consolidated earnings per share in excess of the applicable base year, as defined in the employment agreement.

In July 2005, the CEO took a voluntary, unilateral reduction in compensation to $540,000. In accordance with the terms of the employment agreement, this amended base compensation level is subject to an annual increase of 10% in each of the remaining years of the contract.

Also, the terms of the waiver of compensation allow the CEO to retain the right to his original contractual compensation level at the time of the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control of the Company, as defined in the waiver. If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11.6 million.

The Company was not a party to any non-cancelable operating leases at June 30, 2008, except for a warehouse lease in Tampa, FL that expired on July 31, 2008. The minimum annual rental due under this lease is approximately $92,000 for 2008. This lease was not renewed.

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is our opinion that none of such matters, at June 30, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations. Additionally, there has been no material change in the status any pending litigation since the filing of our most recent annual report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2007.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The condensed consolidated financial statements for the quarter ended June 30, 2008, reflected a liability of approximately $931,000, including interest, for this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2008 through 2012 and approximately $800,000 thereafter, subject to adjustments for increases in the Consumer Price Index. We believe that we will prevail in this matter since the lease has been and is cancelable upon 90 days’ notice of termination to the landlord. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SECOND QUARTER 2008 v. 2007

Operating income was $161,000 in the second quarter of 2008 compared to $130,000 in the comparable period in 2007, an increase of 24.0%, principally due to lower spending that offset the effect of a gross profit decline. Income before income taxes, net income and net income per share in the second quarter of 2008 approximated those in the second quarter of 2007. Interest income declined due to lower short-term investment rates in 2008 compared to 2007. Net income was marginally higher than that in the prior year; net income per share equaled that in 2007.

Our larger segment, Distributors, reflected stronger than anticipated results considering the present economic environment. Sales in the second quarter of 2008 approximated those in the comparable period of 2007. See Note 4 - Segment Information. The Distributor segment showed an operating loss principally because we allocate corporate overhead to our segments based on revenue. Consequently a larger share of corporate overhead was charged to the Distributors segment compared to the Brands segment.

Our overall revenue decline in the second quarter 2008 compared to that in the comparable period of 2007, $0.7 million, was due principally to softness in our smaller Brands segment. The Brands segment contains sales largely to people most impacted by the current economic condition in the U.S.

The increase in finished goods inventory in 2008 resulted primarily from seasonal inventory build up in anticipation of higher third quarter revenue. Additionally, higher costs from the Far East and oil-related products in general contributed to the increase.

Our overall operating expenses declined 10.0%, due to lower payroll and related costs and a continued focus on cost reduction in all areas; this improvement contributed to our improvement in operating income in the second quarter of 2008 compared to the second quarter of 2007.

Results of Operations

SIX MONTHS YEAR-TO-DATE 2008 v. 2007

Operating income was $341,000 in the first half of 2008 compared to $144,000 in the comparable period in 2007, an increase of 137.0%, principally due to lower spending that offset the effect of a gross profit decline. Income before income taxes for the six months ended June 30, 2008 improved by 56.0% compared to the first half of 2007. Interest income declined due to lower short-term investment rates in 2008 compared to 2007. Net income was 59% higher than that in year-to-date 2007; net income per share was $0.07 in 2008 compared to $0.04 in 2007.

Our larger segment, Distributors, reflected stronger than anticipated results considering the present economic environment. Sales in the first half of 2008 approximated those in the comparable period of 2007. The Distributor segment showed an operating loss principally because we allocate corporate overhead to our segments based on revenue. Consequently a larger share of corporate overhead was charged to the Distributors segment compared to the Brands segment.

Our overall revenue decline in the first six months of 2008 compared to that in the comparable period of 2007, $1.4 million, was due principally to softness in our smaller Brands segment. The Brands segment contains sales largely to people most impacted by the current economic condition in the U.S. This trend could continue until the economy recovers.

Our overall operating expenses declined 12.0%, due to lower payroll and related costs, professional fees, insurance and a continued focus on cost reduction in all areas; these cost reductions contributed to our improvement in operating income in the first half of 2008 compared to the comparable period of 2007.

We anticipate that the continuing slowdown of the U.S. economy will affect our business adversely in the future. Revenue is likely to decline from 2007 levels and profitability may be impacted adversely. We also anticipate that cost increases on items purchased from the Far East, principally for our Distributors business, will continue to put pressure on our margins. China’s elimination of its tax credit for business has contributed to higher costs for us. Cost increases also resulted from oil-based products such as plastic and from fuel surcharges.

Restated 2007 interim financial statements

As disclosed in our Form 8-K, Form 10-QSB and Form 10-QSB/A filings for various interim periods in 2007 and in 2008, a former manager unilaterally and clandestinely misstated the results of operations at one our subsidiaries for the first six months of 2007. His actions resulted in the unintentional issuance of erroneous results by us for the first two quarters of 2007. We detected the results of the manager’s actions and corrected the previously filed results in the third quarter of 2007 on Form 10-QSB. This subsidiary’s corrected results are included in these financial statements. We amended originally reported revenue, net income and net income per share for the second quarter and year-to-date 2007. Relative to originally reported results in the second quarter of 2007, revenue, net income and net income per share were reduced by $242,000, $35,000 and $0.01 per share, respectively. Relative to originally reported results for the six months ended June 30, 2007, revenue, net income and net income per share were reduced by $504,000, $82,000 and $0.02 per share, respectively. The misstatements have been corrected and the 2007 financial statements in this filing have been adjusted to the proper results.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of approximately $4.4 million. Additionally we had short-term investments of $4.0 million, a total of $8.4 million in cash and short-term investments.

We have no net long-term debt since our $0.6 million of long-term debt is offset by restricted cash collateral of the same amount.

Cash and equivalents declined by $0.6 million between December 31, 2007 and June 30, 2008. Operating cash flows were temporarily suppressed by a seasonal increase in inventory principally in the Distributors segment.

Our short-term investments are comprised of auction rate securities. In July 2008, $0.8 million of these securities were called by the State of South Carolina. This action by South Carolina reduced our holdings of auction rate securities from $3.9 million at June 30, 2008, to $3.1 million as of the date of this filing. Our remaining auction rate securities are currently illiquid as the bond market restructures to cash out short-term holders (such as us) with proceeds from longer-term bondholders. However, these auction rate securities continue to pay current interest at “penalty” rates that have averaged approximately 4.0% in 2008. We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations.

Our cash balance will vary with growth or decline in operating income and changes, if any, in dividends. Our cash flow in 2008 will benefit from the utilization of net operating loss carryforwards, eliminating current federal income tax payments. At December 31, 2007, we had approximately $2.9 million (before taxes) of net operating loss carryforwards to offset future taxable income. In 2004, we paid a dividend of $2.00, or about $9.0 million. This caused a significant, one-time, reduction in cash. Since 2004, cash and short-term investments have grown steadily.

Cash is driven by operating income which we endeavor to manage by 1) keeping expenses low, 2) competitively bidding purchases and freight costs, 3) developing new products, 4) searching out new markets or expanding existing markets through new product offerings to existing customers, 5) updating technology in critical customer service areas, 6) reducing purchases by utilizing existing inventory when possible, 7) increasing selling prices to the extent possible and 8) centralizing administrative functions. Capital expenditures are generally not significant for daily operations.

As the overall economy expands and contracts, or as we gain or lose customers, our cash flow will vary because we have, especially in the Brands segment, high variable gross margins, and an increase or decrease in this segment’s revenue could be significant to overall results. We expect a softening of demand in 2008, due to deteriorating economic conditions, and a possible reduction in operating income. Cash and cash equivalents may be adversely impacted by these events. Cash may also be used to acquire other related businesses. See Note 5 — Subsequent Events.

We have no off-balance sheet financing arrangements.

Item 3 — Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4T — Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at June 30, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the quarter ended June 30, 2008, reflected a liability of approximately $931,000, including interest, for this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination. In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination. In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2008 through 2012 and approximately $800,000 thereafter, subject to adjustments for increases in the Consumer Price Index. We believe that we will prevail in this matter since the lease has been and is cancelable upon 90 days’ notice of termination to the landlord. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

Item 1A — Risk Factors

Not required.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STEPHAN CO.

By:  /s/ Frank F. Ferola

Frank F. Ferola
President and Chairman of the Board
August 14, 2008

By:  /s/ Robert C. Spindler

Robert C. Spindler
Chief Financial Officer
August 14, 2008