Form 10-Q
period 2008-09-30
STEPHAN CO
filed 2008-11-19
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

4,370,944 shares of common stock, $0.01 par value, as of November 10, 2008

THE STEPHAN CO. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q") under "Item 1. Financial Statements" and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, condition (financial or otherwise), performance or achievements to be materially different from any future results, performance, condition or achievements expressed or implied by such forward-looking statements.

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

The Stephan Co.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,494	$4,977
Short-term investments	3,150	3,950
Restricted cash	278	1,110
Accounts receivable, net	1,394	1,430
Inventories	5,536	4,240
Prepaid expenses and other current assets	364	306
TOTAL CURRENT ASSETS	15,216	16,013

Property, plant and equipment, net	1,436	1,419
Deferred income taxes	-	277
Trademarks, goodwill and other intangibles, net	6,744	5,749
Other assets	2,842	2,846
TOTAL ASSETS	$26,238	$26,304

CURRENT LIABILITIES
Current portion of long-term debt	$413	$1,110
Accounts payable and accrued expenses	2,112	2,156
TOTAL CURRENT LIABILITIES	2,525	3,266

Long-term debt, less current portion	392	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued.
Common stock, $.01 par value; 25,000,000 shares authorized;
4,389,771 shares issued at September 30, 2008 and December 31, 2007	44	44
Additional paid-in capital	17,796	17,736
Retained earnings	5,537	5,258
Treasury stock, 18,827 shares held at September 30, 2008, at cost	(56)	-

TOTAL STOCKHOLDERS' EQUITY	23,321	23,038

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$26,238	$26,304

See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Operations
(in thousands, except share data)

	Quarter ended Sept. 30		Nine Months ended Sept. 30,
	2008	2007	2008	2007

Revenue	$5,420	$5,600	$14,129	$15,747

Cost of revenue	2,849	2,960	7,281	8,491

Gross profit	2,571	2,640	6,848	7,256

Selling, general and administrative expenses	2,194	2,064	6,130	6,536

Operating income	377	576	718	720

Interest income	36	93	193	278
Interest expense	(3)	(6)	(9)	(20)

Income before income taxes	410	663	902	978

Provision for income taxes	164	260	360	389

NET INCOME	$246	$403	$542	$589

Basic income per share	$0.06	$0.09	$0.12	$0.13
Diluted income per share	$0.06	$0.09	$0.12	$0.13
Dividends per share	$0.02	$0.04	$0.06	$0.06

Note: Amounts for the third quarter and nine months of 2008 include results of operations of Bowman Barber and Beauty Supply, Inc. from August 14, the date of acquisition, to September 30, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See Notes to Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended Sept. 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$542	$589

Adjustments to reconcile net income to net cash flows
provided by operating activities:

Depreciation and amortization	87	102
Stock option compensation	60	69
Deferred income taxes	277	321
Changes in operating assets & liabilities
Accounts receivable	76	(124)
Inventories	(1,089)	(177)
Prepaid expenses and other current assets	(50)	(66)
Other assets	4	9
Accounts payable and accrued expenses	(354)	(81)
Total adjustments to net income	(989)	53

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(447)	642

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	800	-
Acquisition of Bowman Beauty and Barber Supply, Inc. ("Bowman")	(500)	-
Purchases of property, plant and equipment	(17)	(16)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	283	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	832	836
Repayment of long-term debt	(832)	(832)
Purchases of treasury stock	(56)	-
Dividends	(263)	(263)

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(319)	(259)

NET (DECRASE) INCREASE IN CASH AND CASH EQUIVALENTS	(483)	367

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,977	7,064

CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER	$4,494	$7,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12	$20
Income taxes paid	$-	$82
Note payable issued to former owner of Bowman and other liabilities assumed	$(528)	$-

See Notes to Consolidated Financial Statements.

The Stephan Co. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
Quarters ended September 30, 2008 and 2007

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: The Company is engaged in the manufacture, sale and distribution of hair grooming and personal care products principally throughout the United States and has allocated substantially all of its business into two segments: Brands and Distributors.

BASIS OF PRESENTATION: In the opinion of management, the accompanying unaudited, interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of December 31, 2007. These interim financial statements have not been audited. However, management believes the accompanying unaudited, interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of The Stephan Co. and subsidiaries as of September 30, 2008 and the results of their operations and cash flows for the nine months then ended. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Stephan Co. and its wholly owned subsidiaries: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc., Bowman Barber and Beauty Supply, Inc., and Lee Stafford Beauty Group, Inc. (collectively, the "Company"). All significant inter-Company balances and transactions have been eliminated in consolidation. Certain reclassifications (having no net profit or loss impact) have been made to the previously reported amounts in the 2007 financial statements to reflect comparability with the 2008 presentation.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are to be evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value at September 30, 2008. The Company has less than $7.0 million of intangibles subject to future impairment testing. No events or circumstances occurred that indicated a possible impairment of intangible assets during the quarter and nine months ended September 30, 2008.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the year-to-date periods ended September 30, 2008 and 2007 was reduced as a result of the Company's recognition of approximately $60,000 and $69,000 (net of income tax benefit), respectively, and for the quarterly periods then ended by $20,000 and $21,000. These amounts have been included in compensation expense (included in Selling, General and Administrative Expenses). The impact on basic and diluted earnings per share for the nine months ended September 30 of each year was approximately $0.01 per common share; the effect on the third quarter was approximately $0.005 per common share of each year. The Company employed the Black-Scholes option pricing model to estimate the fair value of stock options using assumptions consistent with past practices. On January 1, 2008 the company granted 50,000 shares to our CEO and on June 30, 2008 granted a total of 20,248 shares to our outside directors.

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

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of bank debt. As of September 30, 2008 and December 31, 2007 there were no significant differences in the carrying values and fair market values of financial instruments.

REVENUE RECOGNITION: Revenue is recognized when all significant contractual obligations, which involve the delivery of the products sold and reasonable assurance as to the collectibility of the resulting account receivable, have been satisfied. The Company does not sell on a consignment basis; returns are permitted for damaged or unsaleable items only. Revenue is shown after deductions for payment and volume discounts and returns. The Company estimates that these discounts and returns will approximate between 1% and 2% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $221,000 and $61,000 for the nine-and three-month periods, respectively, ended September 30, 2008. Such costs were $190,000 and $91,000 for the nine-and and three-month periods, respectively, ended September 30, 2007. The allowances for sales returns, and consumer and trade promotion liabilities, are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD: This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation. Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance, related to product manufacturing and warehousing) are classified in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. For the quarters ended September 30, 2008 and 2007, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $183,000 and $208,000, respectively. For the year-to-date periods ended September 30, 2008 and 2007, these costs approximated $572,000 and $794,000, respectively.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $417,000 and $435,000 for the quarters ended September 30, 2008 and 2007. For the year-to-date periods ended September 30, 2008 and 2007, these costs approximated $1.2 million in each period.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, money market funds, repurchase agreements and similar highly-liquid investments having maturities of 90 days or less when acquired. The Company maintains cash deposits at certain financial institutions in amounts in excess of federally insured limits (effective October 2, 2008) of $250,000. Cash and cash equivalents exclude restricted cash of $0.3 million pledged for the repayment of bank debt and also excludes short-term investments.

SHORT-TERM INVESTMENTS: At September 30, 2008, we owned $3.2 million of auction rate securities. We sold all of these securities at par in the fourth quarter.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing – related costs (see COST OF GOODS SOLD) classified in Selling, General and Administrative expenses, are allocated to finished goods inventory. The amount of these allocations to inventory was approximately $540,000 at both September 30, 2008 and December 31, 2007. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

At September 30, 2008 and December 31, 2007 we classified as Other Assets approximately $4.8 million of slow moving and potentially obsolete inventories. We have subtracted obsolescence reserves of $2.0 million in both periods. The net long-term inventory amount in Other Assets was $2.8 million at September 30, 2008 and December 31, 2007.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Routine repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

INCOME TAXES: Income taxes are calculated under the asset and liability method of accounting. Deferred income taxes are recognized by applying the enacted statutory rates applicable to estimated future year differences between the financial statement (“book basis”) and tax basis carrying amounts. At September 30, 2008 and December 31, 2007, respectively, the Company had a net deferred tax liability (classified as Accrued Expenses and Other Current Liabilities) of $48,000 and a deferred tax asset of $277,000.

BASIC AND DILUTED EARNINGS PER SHARE: Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. At September 30, 2008, the Company had approximately 400,000 options outstanding of which none had exercise prices that were less than the Company’s stock price at September 30, 2008. Consequently, no additional equivalent shares, in addition to the actual weighted average outstanding shares, were assumed to be outstanding for purposes of calculating diluted net income per share. The weighted average shares outstanding were 4.371 million and 4.384 million for the third quarter and year-to-date periods, respectively, ended on September 30, 2008. In 2007, the weighted average shares outstanding were 4.390 million for the third quarter and nine-month year-to-date periods.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for us on January 1, 2009, and we will apply its provisions prospectively to all business combinations after that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements –an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities,  applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.

In September 2006 the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 does not expand the use of fair value measurements in financial statements but standardizes their definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2008.

NOTE 3: INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

(in thousands)	2008	2007

Raw materials	$1,258	$1,380
Packaging and components	1,969	1,995
Work-in-process	474	437
Finished goods	6,638	5,231
Total inventory	10,339	9,043

Less: amount included in Other Assets	(4,803)	(4,803)

Inventory included in Current Assets	$5,536	$4,240

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

Other Assets include long-term inventory not anticipated to be utilized within one year based on estimation methods established by the Company. We reduce the carrying value of this slower moving inventory to provide for an estimated amount that may ultimately become unusable or obsolete. See Note 1 to these Condensed Consolidated Financial Statements.

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

(in thousands)	Quarter ended Sept. 30,		Nine Months ended Sept. 30,
	2008	2007	2008	2007

Revenue
Distributors	$4,183	$4,082	$10,674	$10,681
Brands	1,237	1,518	3,455	5,066
	5,420	5,600	14,129	15,747

Operating Income (Loss)
Distributors	(85)	147	(308)	(330)
Brands	462	429	1,026	1,050
	377	576	718	720

Net interest income	33	87	184	258
Income before income taxes	410	663	902	978
Provision for income taxes	164	260	360	389
Net income	$246	$403	$542	$589

			Sept. 30,	December 31,
			2008	2007
Total assets
Distributors			$7,917	$5,944
Brands			10,574	11,274
Total segment assets			18,491	17,218
Cash and cash equivalents, short-term investments, restricted cash			7,922	10,037
Eliminations and other			(175)	(951)
Total assets			$26,238	$26,304

Note 1: corporate overhead was allocated to each segment based on revenues contributed by that segment.

Note 2: capital expenditures and depreciation expense were not significant.

NOTE 5. ACQUISITION

On August 14, 2008, we acquired 100% of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a distributor located in Wilmington, NC. The acquiree reported unaudited revenue of approximately $3.0 million in 2007. The purchase price was approximately $1.0 million, comprised of cash of $0.5 million and notes issued and assumed aggregating approximately $0.5 million. The results of operations of the acquired entity have been included in the consolidated results of operations of the Company since August 14, 2008, the date of acquisition:

Bowman purchase price allocation:
(000)

Accounts receivable, net	$40
Inventories	207
Prepaid expenses and other current assets	8
Property, plant and equipment, net	87
Accounts payable and accrued expenses	(309)
Long-term debt assumed	(28)
Net assets of Bowman	5
Goodwill	995
Purchase price ($500 cash plus $500 note payable)	$1,000

The following table sets forth certain pro forma information about the Company assuming that the Bowman acquisition had taken place at the beginning of the third quarters and also at the beginning of the nine-month periods presented:

(in thousands, except per share data)	Quarter ended Sept. 30		Nine Months ended Sept. 30,
	2008	2007	2008	2007

Revenue	$5,657	$6,334	$15,665	$17,950
Net income	$246	$403	$542	$589
Net income per share	$0.06	$0.09	$0.12	$0.13

NOTE 6. SUBSEQUENT EVENT

At September 30, 2008, the Company held short-term investments in auction rate securities totaling $3.2 million. All of these investments were sold at par subsequent to quarter-end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NINE MONTHS YEAR-TO-DATE 2008 v. 2007

As a result of worldwide credit issues, we had been unable to liquidate our auction rate securities aggregating $3.9 million. However, due to a series of events, beginning in July and ending in November 2008, we have sold all $3.9 million auction rate securities at par value. Our next filing will show higher cash and cash equivalents, and no short-term investments, reflecting the liquidation of these securities.

On August 14, 2008 we acquired 100% of the common stock of Bowman Beauty and Barber Supply, Inc. (“Bowman”), a distributor in Wilmington, NC. We believe that this acquisition will prove to be a synergistic fit with our other operations since we already own another barber supply business, and another of our subsidiaries buys from some of the same vendors as the barber supply companies. We have already effected lower prices from some vendors as a result of improved, consolidated purchasing, and we anticipate that we will be able to continue this trend. We also have been able to selectively increase selling prices in our barber supply businesses. We anticipate that the acquisition of Bowman, despite being unprofitable prior to our ownership, will add to shareholder value going forward. In both the three-and nine-month periods ended September 30, 2008, the following results of Bowman have been included in our consolidated results:

(000)

Revenue	$410
Cost of revenue	246
Gross profit	164
Selling, general and administrative expenses	131
Operating income	33
Interest expense	1
Income before income taxes	$32

The following table sets forth the percentage year-to-year changes for the third quarter and the nine months ended September 30, 2008. The table exhibits the changes with and without the Bowman results.

Variances versus Prior Year	Third Qtr.		Year-to-Date
(in thousands)		Excluding		Excluding
	As Reported	Bowman	As Reported	Bowman
Revenue	$(180)	$(590)	$(1,618)	$(2,028)
Cost of revenue	(111)	(357)	(1,210)	(1,456)
Gross profit	(69)	(233)	(408)	(572)
Selling, general and administrative expenses	130	(1)	(406)	(537)
Operating income	$(199)	$(232)	$(2)	$(35)

Note that the increase in the Company’s Selling, General and Administrative expenses in the third quarter was due to the normal operating expenses associated with the Bowman operations from August 14 until September 30, 2008.

Operating income for the first nine months of 2008 approximated that in the comparable period of 2007.

While revenue decreased approximately 10.0%, the percentage gross margin improved and operating expenses were lower than those in the comparable period of the prior year. Revenue in 2008 included $0.4 million related to Bowman Beauty and Barber Supply, Inc.(“Bowman”), acquired on August 14, 2008.

On a pro forma basis, assuming that the acquisition of Bowman had occurred at January 1, 2008 and 2007, revenue would have declined approximately 13.0% in the nine-month period ended September 30, 2008 compared to the comparable period in 2007.

Revenue in the Distributors Segment, which accounted for approximately 76% of total revenue in the nine-month period ended September 30, 2008, held steady relative to the same period in 2007. Revenue in the Brands Segment decreased by 32.0% as this smaller segment is more vulnerable to current economic conditions experienced by a majority of retailers nationwide. The Brands segment contains sales largely to people most impacted by the current economic conditions in the U.S. This trend could continue until the economy recovers. Additionally, sales of amenity items in the Brands Segment declined due to shortfalls in sales to a major hotel.

Operating results in both the Brands and the Distributors Segments were comparable from year-to-year. Segment operating results are affected by overhead allocations that are based on revenue contributed by each segment. The Distributors Segment showed an operating loss principally because we allocate corporate overhead to our segments based on revenue. Consequently a larger share of corporate overhead was charged to the Distributors segment compared to the Brands Segment. Bowman’s operating results were not significant in the nine-month period of either year.

Our selling, general and administrative expenses declined 6.0%, due to reductions in payroll and related costs, professional fees, insurance and a continued focus on cost reduction in all areas; these cost reductions, combined with higher gross margins, accounted for savings which offset the effect of the volume shortfall.

We anticipate that the continuing slowdown of the U.S. economy will affect our business adversely in the future. Revenue is likely to decline from 2007 levels and profitability may be impacted adversely. We also anticipate that cost increases on items purchased from the Far East, principally for our Distributors Segment, will continue to put pressure on margins. China’s elimination of its tax credit for business has contributed to higher costs for us. Cost increases have also resulted from oil-based products such as plastic and from fuel surcharges.

THIRD QUARTER 2008 v. 2007

Revenue declined 3.0% from the comparable period in 2007; Bowman revenue was $0.4 million in 2008 and $-0- in 2007. Revenue in the Distributors Segment was 2.0% higher than that in the third quarter of 2007; revenue in the smaller Brands Segment was 19.0% less than that in the comparable period in 2007. The Brands Segment contains sales largely to people most impacted by the current economic conditions in the U.S.

On a pro forma basis, assuming that the acquisition of Bowman had occurred at July 1, 2008 and 2007, revenue would have declined approximately 11.0% in the three-month period ended September 30, 2008 compared to the comparable period in 2007.

Operating expenses were higher than those in the third quarter of 2007 primarily due to the acquisition of Bowman operations for the period from August 14, 2008 to September 30, 2008. These normal operating expenses approximated $130,000.

The increase in finished goods inventory in 2008 resulted primarily from seasonal inventory build up. Additionally, higher costs from the Far East and oil-related products in general contributed to the increase in inventory.

Restated 2007 interim financial statements

As disclosed in our Form 8-K and Form 10-QSB filings for various interim periods in 2007, a former manager misstated the results of operations at one our subsidiaries for the first six months of 2007. His actions resulted in the unintentional issuance of erroneous results by us for the first two quarters of 2007. We detected the results of the manager’s actions and corrected the previously filed results in the third quarter Form 10-QSB for 2007. This subsidiary’s corrected results are included in these financial statements. We amended originally reported revenue, net income and net income per share for the second quarter and year-to-date 2007. Relative to originally reported results in the second quarter of 2007, revenue, net income and net income per share were reduced by $242,000, $35,000 and $0.01 per share, respectively. Relative to originally reported results for the six months ended June 30, 2007, revenue, net income and net income per share were reduced by $504,000, $82,000 and $0.02 per share, respectively. The misstatements have been corrected and 2007 financial statements in this filing have been adjusted to the proper results.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $4.5 million; however, in the fourth quarter we liquidated $3.2 million of our short-term investments (auction rate securities) at par. Had this sale of securities occurred at the end of the third quarter, our cash and cash equivalents would have been $7.7 million at September 30, 2008.

Our long-term debt, net of restricted cash of $0.3 million, increased to $0.5 million due to debt issued and assumed in connection with the acquisition of Bowman.

Cash and cash equivalents declined by $0.5 million between December 31, 2007 and September 30, 2008. The decrease was due to 1) an outlay of $0.5 million in the third quarter related to the purchase of the stock of Bowman Beauty and Barber Supply, Inc. and 2) a temporary, seasonal increase in inventory principally in the Distributors segment. Offsetting these two items was an increase in cash of $0.8 million from the sale of short-term investments.

We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations.

Our cash balance will vary with growth or decline in operating income and changes, if any, in dividends and non-cash working capital. Our cash flow will also benefit from the utilization of net operating loss carryforwards eliminating or reducing future federal income tax payments. At December 31, 2007, we had approximately $2.9 million (before taxes) of net operating loss carryforwards to offset future taxable income.

In 2004, we paid a dividend of $2.00, or about $9.0 million. This caused a significant, one-time, reduction in cash. Since 2004, cash and cash equivalents have grown steadily.

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

As the overall economy expands and contracts, or as we gain or lose customers, our cash flow will vary because we have, especially in the Brands Segment, high variable gross margins, and an increase or decrease in this segment could be significant to overall results. We expect a softening of demand in 2008 due to deteriorating economic conditions and a possible reduction in operating income. Cash and cash equivalents may be adversely impacted by these events. Cash may also be used to acquire other related businesses.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business. It is the opinion of management that none of such matters, at September 30, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company). The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due. The financial statements for the Company for the quarter ended September 30, 2008, reflected a liability of approximately $931,000, including interest, for payment of this judgment. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI. While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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
On October 29, 2008, the Company held its Annual Meeting of Shareholders at which two Class III directors, Frank F. Ferola and Richard A. Barone were elected to a three-year term. As to Mr. Ferola, 2,456,994 shares, or 87.4% of shares voted, were voted FOR election and 353,978 shares voted WITHHELD. As to Mr. Barone, 2,396,077 shares, or 85.2% of shares voted, were voted FOR election and 414,895 shares voted WITHHELD.

Item 5:	Other Information
None.

Item 6:	Exhibits
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.

By:	/s/ Frank F. Ferola
Frank F. Ferola
President and Chairman of the Board
November 19, 2008

By:	/s/ Robert C. Spindler
Robert C. Spindler
Chief Financial Officer
November 19, 2008