Form 10-K
period 2008-12-31
STEPHAN CO
filed 2009-04-01
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (954) 971-0600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock,
$0.01 par value	NYSE - AMEX

Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

4,252,675 shares of common stock, $0.01 par value, as of March 23, 2009

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

Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. These factors, risks and uncertainties include, without limitation, the results of the audit and review processes performed by our independent auditors with respect to our Form 10-K for the year ended December 31, 2008; our ability to satisfactorily address any material weakness in our financial controls; general economic and business conditions; competition; the relative success of our operating initiatives; our development and operating costs; our advertising and promotional efforts; brand awareness for our product offerings; the existence or absence of adverse publicity; acceptance of any new product offerings; changing trends in customer tastes; the success of any multi-branding efforts; changes in our business strategy or development plans; the quality of our management team; the availability, terms and deployment of capital; the business abilities and judgment of our personnel; the availability of qualified personnel; our labor and employee benefit costs; the availability and cost of raw materials and supplies; changes in or newly-adopted accounting principles; changes in, or our failure to comply with, applicable laws and regulations; changes in our product mix and associated gross profit margins, as well as management’s response to these factors, and other factors that may be more fully described in the Company’s literature, press releases and publicly-filed documents with the Securities and Exchange Commission. You are urged to carefully review and consider these disclosures, which describe certain factors that affect our business.

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

Item 1.  Business

OVERVIEW

The Stephan Co. (“we,” “our,” “Stephan” or the “Company”), founded in 1897 and incorporated in the State of Florida in 1952, is engaged in the manufacture, sale and distribution of hair care and personal care products at both the wholesale and retail level. Our headquarters are in Fort Lauderdale, Florida; we have manufacturing facilities there and in Tampa, Florida.  We also have distribution centers in Danville, Illinois, Williamsport, Pennsylvania and Wilmington, North Carolina.

The Company is comprised of The Stephan Co. and its ten wholly owned operating subsidiaries: Old 97 Company, Williamsport Barber and Beauty Corp., Stephan & Co., Inc., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corp., Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc., Lee Stafford Beauty Group, Inc., and Bowman Beauty and Barber Supply, Inc. (hereinafter referred to as “Bowman”), a company purchased by The Stephan Co. in August 2008.

We have identified two reportable operating segments/reporting units: Distributors and Brands. The Distributors segment generally consists of a customer base of distributors that purchase the Company's hair care products and beauty and barber supplies for sale to salons, barbershops and beauty schools.  The customer base for our Brands segment is comprised of 1) mass merchandisers, chain drug stores and supermarkets that sell hair care and other personal care products directly to the end user and 2) distributors that sell to retailers. In 2008, Distributors and Brands segments accounted for approximately 74% and 26%, respectively, of the Company’s revenue.

Distributors

Morris Flamingo-Stephan, Inc., located in Danville, Illinois, is a beauty and barber distributor, which markets its products utilizing catalogs published under the Morris Flamingo and Major-Advance brand names. Williamsport Barber and Beauty Corp., located in Williamsport, Pennsylvania, is a mail order beauty and barber supply company. Bowman Beauty and Barber Supply, Inc., located in Wilmington, North Carolina, is principally a mail order barber and beauty supply company.  These subsidiaries comprise the Distributors segments. Our Distributors generally do not manufacture the products they sell.

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

               We manufacture and market LeKair and New Era for the African American market. We make and sell OLD 97, KNIGHTS, and TAMMY.  And we distribute "Natural" and "French" American Manicure nail polish manicure kits to other distributors and salons.

Under certain trademark licenses, we have been granted the exclusive use of certain trademarks in connection with the manufacture and distribution of the Cashmere Bouquet product line of the Colgate-Palmolive Company in the United States and Canada.

Pursuant to an additional license and supply agreement, we have granted Color Me Beautiful, Inc. ("CMB") a license to distribute certain products of our Frances Denney line and have agreed to supply the requirements of CMB for such products.  The agreement provides for royalty payments by CMB to us based upon net sales, with guaranteed minimum annual royalty payments throughout the term of the agreement. Under the terms of an exclusive Trademark License and Supply Agreement with CMB, we market the brand names (owned by CMB) Hope, Interlude and Fade-away through several retail chains in the United States and Canada.

We also sell our products to distributors in Europe, South America and Asia.  No single customer accounted for more than 10% of our consolidated revenues in 2008.  Please see Note 11 to the Consolidated Financial Statements for segment information.

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

The Company and its subsidiaries seek to maintain a level of finished goods inventory sufficient to cover anticipated sales for the upcoming three months. Additionally, as many of the Company’s components have an unlimited shelf life, the Company retains these items for future use.  If utilization of the inventory is expected to occur after the end of 2009 the cost is classified as an Other (non-current) Asset.

FINISHED GOODS

Our subsidiaries in the Distributors segment buy and resell finished products, many of which are purchased from international sources.

BACKLOG

As of December 31, 2008, the Company did not have an unusually large backlog of orders.

RESEARCH AND DEVELOPMENT

During the last two fiscal years ended December 31, 2008, expenditures for Company-sponsored research relating to the development of new products, services or techniques were immaterial and were expensed as incurred.

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

EMPLOYEES

As of December 31, 2008, we employed approximately 100 people engaged in the production, warehousing and distribution of its products and in the management and administration of the Company’s business.  Although we do not anticipate the need to hire a material number of additional employees, the Company believes that any such employees, if needed, would be readily available.  Fewer than 10% of our employees were covered by collective bargaining agreements, including a multi-employer pension plan; the Company believes its employee relationships are satisfactory.

Item 1A:  Risk Factors
Not required.

Item 1B:  Unresolved Staff Comments
None.

Item 2.	Properties

Facilities we own*:
1.	Manufacturing/warehouse/headquarters; 33,000 sq. ft.; Fort Lauderdale, FL
2.	Manufacturing/warehouse/office; 82,000 sq. ft.; Tampa, FL

Facilities we lease:
1.	Warehouse/office; 93,000 sq. ft.; Danville, IL**
2.	Warehouse; 6,000 sq. ft.; Williamsport, PA
3.	Warehouse; 4,000 sq. ft.; Wilmington, NC

Please see Note 11 to the Consolidated Financial Statements for the year ended December 31, 2008 for lease information.

*	These facilities are unencumbered by indebtedness.
**	The Company has the right to purchase the real property of the landlord at fair market value during the term of the lease which expires in 2015. See Legal Proceedings below.

Note: The Danville, IL, Williamsport, PA and Wilmington, NC facilities are used in the operations of the Distributors segment; all other facilities are used in the Brands segment.  A small portion of the Fort Lauderdale facility is used for corporate offices.

Item 3.  Legal Proceedings

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business.  It is the opinion of management that none of such matters, at December 31, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2007, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company).  The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due.  The financial statements for the Company for the year ended December 31, 2008, reflected a liability that, in management’s opinion, was adequate to cover the likely liability in the case.  Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI.  While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

2) On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") with respect to the Danville, IL facility, Morris Flamingo-Stephan, Inc., extending the term of the lease to June 30, 2015, with a five-year renewal option, and increasing the annual rental to approximately $320,000.  The base rent is adjustable annually, in accordance with the existing master lease, the terms of which, including a 90-day right of termination by the Company, remain in full force and effect.  The Amendment provides a purchase option, effective during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination.  In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination.  In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property.  This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation.  However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2009 through 2013 and approximately $480,000 thereafter. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 (a)    Market Information

	2008		2007
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low

March 31	$3.95	$2.54	$4.45	$3.42
June 30	3.75	2.58	5.00	3.61
September 30	3.70	2.45	4.33	3.64
December 31	3.48	1.55	3.83	3.30

           The Company’s Common Stock is listed on the NYSE – AMEX exchange. The following table sets forth the range of high and low sales prices for the Company’s Common Stock for each quarterly period during the two most recent fiscal years:

(b)     Number of Holders of Common Stock

            As of March 1, 2009, the Company’s Common Stock was held of record by approximately 152 holders. Additionally, we believe that the Company’s Common Stock was held beneficially by approximately 500 shareholders in street name through approximately 60 institutions. Under current law, a publicly held company with fewer than 300 shareholders (as defined in the Securities and Exchange Commission (“SEC”) regulations) can elect to de-list from its stock exchange and cease to be required to file customary SEC reports including Forms 10-K, 10-Q, 8-K and Proxy Statements.  Based on our present number of shareholders, as defined by the SEC, the Company may elect to follow the course of action outlined above if, in management’s opinion, the shareholders would benefit from the lower operating costs involved with not being an exchange-traded, SEC-registered company, including auditing, legal, regulatory, trading and other costs, particularly including management time devoted to maintaining an SEC-registered status.  Management continues to evaluate the positive and negative aspects of this ownership issue and intends to do what it considers to be in the best interests of the shareholders.

 (c)    Dividends Paid

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

 (d)    Repurchases of Shares

As authorized by a longstanding Board resolution, in 2008 the Company purchased approximately 123,000 shares of common stock for an aggregate cost of $281,000, or about $2.28 cost per share repurchased.  The Company has continued its share repurchase program into 2009, acquiring an additional 13,888 shares through March 23, 2009 for approximately $30,000, or $2.16 per share.

Item 6.  Selected Financial Data
Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $8.0 million at December 31, 2008.  We have minor indebtedness, principally from the acquisition of Bowman, of less than $0.5 million.  Our cash is maintained, as of March 2009, primarily in FDIC-insured bank accounts.

Our Company generated positive cash flows from operating activities primarily due to the generation of EBITDA of $0.9 million during 2008. Our largest uses of cash were: 1) $1.1 for debt repayment (this amount retired in full our outstanding bank loan), 2) a temporary increase in inventory of $0.7 million, 3) $0.5 million for the acquisition of Bowman, 4) dividends of $0.4 million, and 5) the repurchase of our common stock, which has recently traded at historically low levels, totaling $0.3 million.  Capital expenditures were not significant.

In 2008 we sold, at par, our auction rate securities of $3.9 million held at the end of 2007. We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations in the next year.   Our cash flow was helped in both 2008 and 2007 by the utilization of net operating loss carryforwards of $0.3 million and $0.6 million, respectively.   At December 31, 2008, we had approximately $3.2 million of net operating loss carryforwards available to offset future taxable income.

We have no off-balance sheet financing arrangements, and the Company focuses on maintaining its good credit worthiness.  Further, we continue to seek acquisitions of quality companies that fit our business model.

Acquisition of Bowman Beauty and Barber Supply, Inc.

On August 14, 2008, we acquired all of the outstanding common stock of Bowman Beauty and Barber Supply, Inc. (a North Carolina corporation).  Subsequently, we merged this company into our Company’s wholly owned subsidiary: Bowman Beauty & Barber Supply, Inc. (a Florida corporation).  Revenue from Bowman of $1.0 million is included in the Company’s 2008 results.  Operating profit for Bowman was approximately $40,000.

2008 v. 2007

Results of Operations

Our Company sells thousands of different items to various distributors, beauty schools and individuals utilizing direct salespersons, catalogs and internet advertising. We also sell our branded products through the distribution networks of our subsidiaries. In the distributor segment, we generally buy and resell several thousand beauty and barber items.  In the brands segment, we produce and sell more than one thousand items.

Revenue in our larger segment, Distributors, which constitutes about 74% of our consolidated revenue, increased by almost 2.0% in calendar 2008 compared to the prior year.  This increase was due principally to the additional revenue from the acquisition in mid-August of Bowman.  Without the Bowman acquisition, the segment’s revenue declined about 6.7%.  The gross profit percentage margin in this segment was up slightly from that in 2007.

Our other segment, Brands, which has had higher gross margins than our distributors segment, posted results more in line with expectations as its customers focused on value-priced products with which our branded products compete and have been more severely affected by the difficult state of the nation’s economy.  This smaller segment’s revenue decreased by 30.6% compared to 2007.  However, the gross margin percentage increased over 17% in this segment due to a January 1 price increase and lower manufacturing costs.  These improvements mitigated the effect of the volume shortfall on the segment’s gross margin dollars.  However, from a consolidated viewpoint, the operating income shortfall occurred primarily in this segment.

On a consolidated basis, the productivity gains in the brands segment, coupled with an increase in the percentage of the total business represented by the distributors segment, resulted in a comparable consolidated gross margin percentage from year-to-year.

Our focus in 2008 was to control those elements of the business that we could control: we focused on more economical sources of supply; we competitively bid significant-cost items where possible; we implemented an overall cost-reduction system with specific goals, responsibilities and accountability.

Our selling, general and administrative expenses (“SG&A”), before Bowman’s SG&A, were $0.6 million, or 7.3%, less than those in the prior year.  This savings (principally due to decreased payroll and bad debt costs) mitigated the gross profit softness in the smaller brands segment. Bowman’s SG&A in 2008 was approximately $0.3 million. Our SG&A expenses included certain estimated manufacturing-related costs of $0.8 million and $0.9 million in 2008 and 2007, respectively.

There were no intangibles impairment charges in 2008; we tested our intangible assets as of the end of 2008 in accordance with SFAS No. 142 and determined that goodwill/trademarks had not been impaired.  We computed our TCV (total corporate value) by reporting unit using discounted cash flow analysis and other methods.

The Company’s effective income tax rate was 30.3% in 2008 compared to 39.4% in 2007 due to an adjustment to limit the valuation allowance to the amount of net deferred tax assets.

The consolidated result was a decline in operating profit from $1.2 million in 2007 to $0.8 million in 2008.  Lower short-term investment rates caused by broad economic changes principally accounted for the decline in our interest income.  The overall result was a reduction in net income to $0.7 million and basic income per share of $0.16 in 2008 compared to net income of $1.0 million and $0.22   per share in 2007.  In the fourth quarter of 2008, as part of our normal annual review process, we increased overhead allocations to inventories by $0.4 million to reflect cost of goods sold appropriately.

Despite a difficult operating environment, The Stephan Co. has cash of about $8.0 million and little debt.  We are pleased with our position in this tough economy as we are cushioned from adversity by significant cash balances and a small amount of debt.  We have paid dividends since 1995 and did so again in 2008 and in the first quarter of 2009.

However, we anticipate that the world-wide recession will affect our business adversely in 2009.  Revenue is likely to decline from 2008 levels and profitability could decline.  Nonetheless, we continue to look aggressively for acquisitions, opportunities and new venues to enhance corporate value for our shareholders.

2007 v. 2006

Results of Operations

EBITDA (earnings before interest, taxes, depreciation and amortization) was $1.4 million in 2007 compared to $1.0 million in 2006 (exclusive of impairment charges in 2006 that were not incurred in 2007).  Our cash and short-term investments continued to grow; cash and cash equivalents and short-term investments amount were almost $9.0 million, an increase of $1.9 million from the end of 2006. Short-term investments include auction rate securities currently impacted by nationwide illiquidity due to effects of the sub-prime lending crisis in the U.S.

Our Company returned to profitability in 2007, posting net income of $968,000, or $0.22 per share.  In 2006, intangibles impairment non-cash charges of $6.7 million contributed to a loss of $3.6 million, or ($0.82) per share. There were no impairment charges in 2007.

Our gross profit margin improved to 47% in 2007 compared to 44% in 2006; most of the improvement was in the brands segment. This improvement was due, in part, to 1) a more profitable sales mix in 2007 compared to that in 2006 and 2) better utilization of inventory to reduce purchases.  Cost increases, particularly in oil-based products and freight increases, depressed the margin improvement. We have experienced cost increases from many vendors. Freight costs have increased as vendors have added various surcharges to their pricing structure. As of January 1, 2008, we instituted price increases to attempt to pass-through to our customers the cost increases that we have been subject to from our vendors.

Selling general and administrative (“SG&A”) expenses declined by $6.0 million in 2007 compared to those in 2006, primarily due to the inclusion in 2006 of $5.3 million for intangibles impairment (an additional $1.4 million was classified as an impairment of goodwill, bringing the total non-cash charge to $6.7 million). In 2007 and 2006 SG&A expenses included in each year approximately $900,000 of manufacturing-related costs.

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

The following table sets forth certain information regarding future contractual obligations of the Company as of December 31, 2008:
Contractual
Obligations					More than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years

Operating leases	$2,548	$414	$827	$827	$480

Employment Contracts	3,588	1,070	2,450	68	-

Long-term debt	462	136	261	65	-

Total	$6,598	$1,620	$3,538	$960	$480

Recent Accounting Pronouncements and Developments

In Note 2 to our consolidated financial statements, we discuss new accounting policies adopted by the Company during 2008 and the expected financial impact of accounting policies recently issued or proposed but not yet required to be adopted.

Critical Accounting Policies and Estimates
In Note 1 to our consolidated financial statements, we discuss critical accounting policies and estimates used by the Company in 2008.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
Not required.

Item 8.  Financial Statements and Supplementary Data
See Item 15 of Part IV of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure
None.

Item 9A:  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  During 2008 we reviewed procedures at all of our subsidiaries and evaluated the control structure of the Company as a whole. However, because of organization changes recently made in our company, including the acquisition of Bowman in 2008 that we have not had a chance to fully document, and in an abundance of caution, we believe it prudent to report that our Company did not have effective internal control over financial reporting (“ICFR”) at December 31, 2008.  In 2009, we will again review our controls and determine the effectiveness of our ICFR, and our auditors will attest to our ICFR determination.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)	Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
           None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Directors are elected on a staggered basis, with each generally standing for election for a three-year term.  Our By-Laws provide that the number of directors shall be set from time-to-time by resolution of the Board of Directors and must be a minimum of one.

Set forth below is certain information with respect to the members of the Board of Directors:

	Age (as of 3/15/09)	Year first elected as a Company Director	Principal Occupation(s) During Past Five Years; Other Directorships

William M. Gross(2)(3)	85	2005	Certified Public Accountant and Attorney. For more than the previous five years, he has served as Authorized House Counsel for the Company on a part-time basis.

Shouky A. Shaheen	79	1998	For more than the previous five years, President of Shaheen and Co., Inc. Mr. Shaheen was the former Owner of Morris Flamingo, L.P., which was acquired by the Company in March 1998.

Curtis Carlson	55	1996	For more than the previous five years, partner in various law firms. Currently a partner in the Miami-based law firm of Carlson & Lewittes, P.A.

Frank F. Ferola	65	1981	For more than the previous five years, Chairman of the Board, President and Chief Executive Officer of the Company.
Richard Barone (1)(2)(3)	67	2005
Chairman, CEO and Portfolio Manager for Ancora Advisors, an investment advisor based in Cleveland, OH. Additionally, Chairman of Ancora Capital and Ancora Securities, holding Company and broker/dealer, respectively, based in Cleveland.

Elliot Ross (1)(2)	63	2005	Since 2000, co-founder of MFL Group, a corporate consulting firm.
(1) Member of the Audit Committee. (2) Member of the Compensation Committee. (3) Member of the Nominating Committee.

Committees of the Board

The Board has established three standing committees including (1) an Audit Committee (2) a Compensation Committee and (3) a Nominating Committee.

Report of the Audit Committee

        The Audit Committee reviews the internal and external audit functions of the Company and makes recommendations to the Board of Directors with respect thereto.  It also has primary responsibility for the formulation and development of the auditing policies and procedures of the Company and for selecting the Company’s independent auditing firm.  The Audit Committee is governed by the Company's Audit Committee Charter. The Board of Directors of the Company has determined that the current composition of the Audit Committee satisfies the NYSE - AMEX requirements regarding independence, financial literacy and experience.  The Chairman and financial expert of the Audit Committee is Richard Barone, an independent director.

The audit committee has reviewed the Company’s audited financial statements for the last fiscal year and has discussed them with management and the Company’s independent registered public accounting firm.

Specifically, the audit committee has discussed with its independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards 114, “The Auditor’s Communication with Those Charged with Governance,” by the Auditing Standards Board of the American Institute of Certified Public Accountants and Public Company Accounting Oversight Board Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That is Integrated with an Audit of Financial Statements.”

In addition, the audit committee has received from its independent registered public accounting firm the written disclosure required by applicable requirements of the Public Accounting Oversight Board and discussed with them their independence from The Stephan Co. and its management, including consideration of the compatibility of non-audit services with such independence.

The audit committee, based on the review and discussions described above with management and the Company’s independent registered public accounting firm, has recommended to the Board of Directors, which adopted the recommendation, that the audited consolidated financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE:
Richard Barone, Chairman
Elliot Ross

Report of the Compensation Committee on Executive Compensation

The following Report on Executive Compensation does not constitute soliciting material and should not be deemed filed or incorporated by reference in any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this report by reference therein. Richard Barone, Elliot Ross and William Gross comprised the Compensation Committee in 2008.

The Compensation Committee is composed of a majority of independent directors.  The Compensation Committee reviews the base salaries of our employees (as well as our executive officers) on an annual basis, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance, experience and expertise. The Compensation Committee has primary responsibility for the administration of the Company’s 1990 Key Employee Stock Incentive Plan (the "Incentive Plan"), including principal responsibility for granting stock options.  The Compensation Committee is also responsible for establishing the overall philosophy of the Company’s executive compensation program and overseeing the executive compensation plan developed to execute the Company’s compensation strategy.

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

Annual Bonus

The annual bonus for the Chief Executive Officer is determined by a specific bonus formula set forth in his written employment agreement.  Other executives may be paid bonuses at the discretion of the Compensation Committee.

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

Compensation Committee’s Actions for Fiscal Year 2008

The Compensation Committee did not award any discretionary stock options to key employees and did not grant any discretionary salary increases or award any bonuses.  Options were granted only pursuant to Mr. Ferola’s employment agreement.

Chief Executive Officer Compensation

As set forth in more detail herein, the Compensation Committee approved an employment agreement on January 1, 1997 for Mr. Frank F. Ferola that has been renewed for successive terms until December 31, 2011.  Additionally, Mr. Ferola receives salary, stock options and other compensation described earlier in this Item 10.

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

The following sets forth certain information with respect to the executive officers of the Company who are not also directors (based solely on information furnished by such persons):

Robert C. Spindler, 58, was appointed Chief Financial Officer in July 2007. Prior to his becoming Chief Financial Officer, Mr. Spindler was a consultant to the Company.  Prior to that, he was Vice President and Chief Administrative Officer for a subsidiary of and for National Beverage Corp.

Tyler Kiester, 37, was appointed Assistant Secretary in January 2003.  For more than the previous five years, Mr. Kiester has been employed by the Company in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons owning more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on the Company’s stock transfer records and written representations from certain reporting persons, that, except as set forth below, all reports required under section 16(a) were filed timely during 2008.

Messrs. Barone, Ross, Shaheen, Ferola and Gross each filed one late Form 4 for 2008.

Code of Ethics

We have adopted a Code of Ethics (“Code”) that applies to all officers, employees and directors. This Code requires continued observance of high ethical standards including honesty, integrity and compliance with laws in the conduct of our business. The Code is posted on the Company’s website: "www.thestephanco.com".

ITEM 11. Executive Compensation

Compensation Disclosure and Analysis

Our compensation program is designed to attract and retain qualified individuals and motivate employees, including executive officers, to achieve corporate goals.

Compensation

The following table sets forth information for the fiscal years ended December 31, 2008 and 2007 as to the compensation earned by the Company’s Chief Executive Officer and the other most highly compensated executive officers and/or other employees of the Company whose total annual salary and bonus exceeded $100,000 for services rendered by them in all capacities to the Company and its subsidiaries during fiscal year 2008.

Summary Compensation Table
			Option
Name & principal position	Year	Salary	Awards	Total

Frank F. Ferola, CEO	2008	$718,740	$80,000	$798,740
	2007	653,400	66,000	719,400

Robert C. Spindler, CFO	2008	$125,173	$-	$125,173
(since July 2007)	2007	50,325		50,325

Stock options granted in 2008

The following table sets forth certain information concerning stock options granted to those individuals named in the Summary Compensation Table who were granted stock options in fiscal year 2008.

		All other	Exercise or
		option awards:	Base Price
		number of securities	of option
Name	Grant Date	underlying options	awards

Frank F. Ferola, CEO	1/1/2008	50,000	$ 3.30

Option Exercises and Year-End Option Values

The following table sets forth information with respect to the number of shares that may be acquired upon exercise of stock options.

	Number of Securities
	Underlying Unexercised	Option	Option
Name	Options	Exercise Price	Expiration

Frank F. Ferola, CEO	50,000	$3.30	January 1, 2018
	50,000	$3.62	January 1, 2017
	50,000	$3.54	January 1, 2016
	50,000	$4.26	January 1, 2015
	50,000	$4.32	January 1, 2014
	50,000	$10.25	January 1, 2009
TOTAL	300,000

Compensation of Directors

All directors of the Company are compensated for their services by payment of $300 for each Board meeting attended.

During 2008, options to purchase an aggregate of 20,248 shares of Common Stock, at an exercise price of $3.18 per share, were granted by the Company to the four directors of the Company who were not employees or full-time consultants of the Company (each, an "Outside Director") pursuant to the Company’s 1990 Outside Directors’ Stock Option Plan.

Under the Plan, each Outside Director is automatically granted, upon such person’s election or re-election to serve as a director of the Company, an option exercisable over five years to purchase shares of Common Stock.  Upon initial election to the Board of Directors, an Outside Director is granted an option to purchase 5,062 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.  An option to purchase an additional 5,062 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of such grant) is granted to each incumbent Outside Director during each fiscal year of the Company thereafter on the earlier of (i) June 30 or (ii) the date on which the stockholders of the Company elect directors at an annual meeting of such stockholders or any adjournment thereof. The aggregate number of shares of Common Stock reserved for grant under the Outside Directors’ Stock Option Plan is 202,500, of which options covering 96,178 shares are outstanding.  See Item 12 below.

Director Compensation
	Meeting	Option
	Fees	Awards	Other	Total

Curtis Carlson	$600	$-	$20,000	$20,600
William Gross	1,200	6,091	20,838	28,129
Richard Barone	1,200	6,091	-	7,291
Shouky Shaheen	900	6,091	-	6,991
Elliot Ross	600	6,091	-	6,691
Frank Ferola	1,200	-	-	1,200
	$5,700	$24,364	$40,838	$70,902

Employment and Termination Arrangements

Frank F. Ferola

On January 1, 1997, the Company entered into an employment agreement with Mr. Frank F. Ferola.  The agreement provides for a three-year term, which may be renewed for successive terms of three years if, at least thirty days prior to the end of each term, Mr. Ferola gives notice of his election to renew.  Mr. Ferola renewed the agreement at the end of 1999, 2002, 2005 and 2008, terminating December 31, 2011.

Under the agreement, Mr. Ferola receives an annual base salary which is increased annually by an amount equal to 10% of the previous year’s base salary.  For the year ended December 31, 2008, Mr. Ferola’s contractual annual base salary would have been $1.2 million, however, by letter dated July 6, 2005 to the Company, Mr. Ferola unilaterally reduced his 2005 salary, effective July 1, 2005, to $540,000 per annum, subject to 10% annual increases.  (See ITEM 13. Certain Relationships and Related Transactions, and Director Independence.)

Additionally, Mr. Ferola is entitled to receive an annual performance bonus if the Company’s earnings per share increase at least 10% calculated by comparison to a base year (currently 2007) pursuant to a formula set forth in his employment agreement.  By letter dated April 14, 2008, Mr. Ferola unilaterally gave up his 2007 and 2005 bonuses with the stipulation that, in the event of a "change of control" in the Company (as defined in the July 6, 2005 letter), these bonuses shall, among other things, automatically become payable.  Moreover, in the event of a "change in control" of the Company (as defined in the employment agreement), Mr. Ferola is entitled to receive an amount equal to his base salary for the remaining term of his employment agreement plus an additional 24 months’ salary, plus a lump-sum payment in an amount equal to the most recent annual bonus paid multiplied by the sum of the number of years (including any fraction thereof) remaining in the term of his agreement, plus two.  If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11.0 million.

Further, Mr. Ferola’s employment agreement provides that he will receive stock options with ten-year exercise terms pursuant to the 1990 Key Employee Stock Incentive Plan or a substitute plan directly from the Company, on each anniversary date of the agreement of not less than 50,000 shares based on the closing price of the stock on the last business day before the anniversary date.

Tyler Kiester

Mr. Kiester has an arrangement whereby the Company would pay him a severance payment upon a "change in control" (as defined in a letter agreement dated May 19, 2003, by and between Mr. Kiester and the Company) in an amount equal to his then-current monthly base salary multiplied by twelve.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The exercise price range of options outstanding and exercisable (options vest one year from date of grant) as of December 31, 2008 and 2007 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

	Key	Average	Outside	Average
	Employee	Price	Directors	Price

Outstanding at December 31, 2006	250,000	$7.14	91,116	$3.86

Granted	50,000	$3.62	20,248	$3.80
Canceled			(10,124)	$4.27
Expired			(15,186)	$3.67

Outstanding at December 31, 2007	300,000	$6.55	86,054	$3.86

Granted	50,000	$3.30	20,248	$3.18
Canceled			(15,186)	$3.20
Expired	(50,000)	$13.60	(15,186)	$3.30

Outstanding at December 31, 2008	300,000	$4.89	75,930	$3.89

The remaining weighted average contractual lives for the Key Employee and Outside Directors Plans were 6.8 years and 3.1 years, respectively, at December 31, 2008.

Stock Ownership by Certain Beneficial Owners

The following table sets forth, as of March 1, 2009, certain information as to the stockholders (other than directors and executive officers of the Company) known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings by said holders with the Securities and Exchange Commission on Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended).

	Name and	Amount and
Title of	Address of	Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class

Common	Merlin Partners, L.P., et al.
	2000 Auburn Drive, Suite 420
	Cleveland, OH 44122	355,921	8.3%

Common	Yorktown Avenue Capital, et al.
	124 E. 4th Street
	Tulsa, OK 74103	815,800	19.1%

Common	David M. Knott, et al.
	485 Underhill Blvd., Suite 205
	Syosset, NY 11791	270,378	6.3%

Common	Richard L. Scott
	Boult Cummings Conners & Berry, PLC
	414 Union Street, Suite 1600
	Nashville, TN 37219	503,600	11.8%

*
Beneficial ownership, as reported in the above table, has been determined inaccordance with Rule 13d-3 under the Exchange Act.  Unless otherwise indicated, beneficial ownership includes both sole voting and dispositive power.

Stock Ownership by Management and Directors

The following table sets forth, as of March 1, 2009, certain information concerning the beneficial ownership of Common Stock by each of the directors of the Company, the executive officers, and all current directors and executive officers of the Company as a group (based solely upon information furnished by such persons):

		Amount and
		Nature of		Percent
Title of class	Name of beneficial owner	Beneficial Ownership (1)		of Class

Common	Frank F. Ferola	989,202	(2)	21.3%
Common	Richard Barone	371,107		8.0%
Common	Shouky Shaheen	352,616		7.6%
Common	Elliot Ross	20,186		0.4%
Common	William M. Gross	15,186		0.3%
Common	Curtis Carlson	5,062		0.1%
Common	All executive officers and directors as a group	1,753,359	(3)	37.8%

(1)
Beneficial ownership, as reported in the above table, has been determined in accordancewith Rule 13d-3 under the Exchange Act.  Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.  Unless otherwise indicated, the address of each person listed is c/o The Stephan Co., 1850 W. McNab Rd., Fort Lauderdale, FL 33309.

(2)	Includes 43,174 shares owned by Mr. Frank Ferola's personal Charitable Foundation,of which Mr. Ferola is a co-trustee.

(3)
Includes the following shares that may be acquired upon the exercise of options held by the specified person within 60 days of the Record Date: Mr. Curtis Carlson - 5,062; Mr. William Gross - 15,186; Mr. Frank Ferola - 300,000; Mr. Elliot Ross - 15,186; Mr. Shouky Shaheen - 20,248 and Mr. Richard Barone - 15,186 and all executive officers and directors as a group - 370,868.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In fiscal years 2008 and 2007, the Company incurred rent expense of approximately $320,000 in both years to Shaheen & Co., Inc., a corporation in which Mr. Shaheen, a member of the Board, has an ownership interest, for a building that the Company leases in Danville, Illinois.  On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement for the Danville facility which, among other things, increased the annual rental to the above amount See Item 3. Legal Proceedings, for pending litigation regarding this lease.

By way of letter dated July 6, 2005, Frank F. Ferola, President, CEO and Chairman of the Board, unilaterally reduced his salary from $910,953 in 2005 to $540,000 per annum, subject to the contractual annual 10% increase (his salary was $718,740 in 2008).  In the event of a "change of control" in the Company (as defined in the July 6, 2005 letter) Mr. Ferola’s salary, as set forth in his employment contract, shall, among other things, automatically resume.  See accompanying Notes to Consolidated Financial Statements: Note 12. RELATED PARTIES.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to us by Goldstein Lewin & Co., our independent registered accounting firm, for the years ended December 31, 2008 and 2007.

	2008	2007
Audit fees(1)	$201,150	$201,695
Audit- related fees	-	-
Tax fees	2,260	-
All other fees	-	-
	$203,410	$201,695

(1) Audit fees billed to us by Goldstein Lewin & Co. in 2008 and 2007 related to 1) the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, Form 10-QSB and Form 10-QSB/A for the periods ended March 31, June 30 and September 30, and 2) the audit of our annual consolidated financial statements and assistance with the preparation of Form 10-K for the years ended December 31, 2007 and 2006.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a) (1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Stephan Co.
Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of The Stephan Co. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008.  The Stephan Co.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Stephan Co. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants and Consultants

Boca Raton, Florida
April 1, 2009

THE STEPHAN CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except share data)

	2008	2007

CURRENT ASSETS

Cash and cash equivalents	$7,967	$4,977
Short-term investments	-	3,950
Restricted cash	-	1,110
Accounts receivable, net	976	1,430
Current inventories	5,162	4,240
Prepaid expenses and other current assets	248	306

TOTAL CURRENT ASSETS	14,353	16,013

Property, plant and equipment, net	1,383	1,419
Deferred income taxes	-	277
Goodwill, trademarks and other intangibles, net	6,744	5,749
Other assets, including non-current inventories	3,106	2,846

TOTAL ASSETS	$25,586	$26,304

CURRENT LIABILITIES

Current portion of long-term debt	$136	$1,110
Accounts payable and accrued expenses	1,922	2,156

TOTAL CURRENT LIABILITIES	2,058	3,266

Long-term debt, less current portion	326	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
Common stock, $.01 par value; 25,000,000 shares authorized; 4,389,611 and 4,389,779 issued at December 31, 2008 and 2007, respectively	44	44
Additional paid-in capital	17,833	17,736
Retained earnings	5,606	5,258
Treasury stock, 123,048 shares, at cost	(281)	-
TOTAL STOCKHOLDERS' EQUITY	23,202	23,038

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,586	$26,304

See Notes to Consolidated Financial Statements.

THE STEPHAN CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except per share data)

	2008	2007

Revenue	$18,537	$20,561

Cost of revenue	9,582	10,880

Gross profit	8,955	9,681

Selling, general and administrative expenses	8,158	8,441

Operating income	797	1,240

Interest income	211	381
Interest expense	(7)	(24)

Income before income taxes	1,001	1,597

Provision for income taxes	303	629

NET INCOME	$698	$968

Basic income per share	$0.16	$0.22
Diluted income per share	$0.16	$0.22
Dividends per share	$0.08	$0.08

Weighted average common shares outstanding were approximately 4.4 million in each year.

See Notes to Consolidated Financial Statements.

THE STEPHAN CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except per share data)

						Total
	Shares		Additional	Retained	Treasury	Stockholders'
	Issued	Par Value	Paid-in Capital	Earnings	Stock	Equity

Balance at December 31, 2006	4,389,805	$44	$17,646	$4,641		$22,331

Shares repurchased and canceled	(26)	-	-			-
Stock options granted			90			90
Dividends paid				(351)		(351)
Net income	-	-	-	968	-	968

Balance at December 31, 2007	4,389,779	44	17,736	5,258		23,038

Shares repurchased and canceled	(168)	-	-			-
Stock options granted			97			97
Dividends paid				(350)		(350)
Net income				698		698
Treasury stock purchased (123,048 shares)	-	-	-	-	(281)	(281)

Balance at December 31, 2008	4,389,611	$44	$17,833	$5,606	$(281)	$23,202

See Notes to Consolidated Financial Statements.

THE STEPHAN CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$698	$968

Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	144	182
Stock option compensation	97	90
Deferred income tax	277	587
Changes in operating assets & liabilities, net of Bowman acquisition:
Decrease in accounts receivable	494	287
(Increase) decrease in current inventories	(715)	552
Decrease in prepaid expenses and other current assets	66	29
(Increase) in other assets, including non-current inventories	(260)	(491)
(Decrease) in accounts payable and accrued expenses	(543)	(59)
Total adjustments to net income	(440)	1,177

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	258	2,145

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in short-term investments	3,950	(3,950)
Acquisition of Bowman Beauty and Barber Supply, Inc.	(500)	-
Purchase of property, plant and equipment	(21)	(27)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,429	(3,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	1,110	1,206
Repayment of long-term debt	(1,176)	(1,110)
Dividends	(350)	(351)
Purchases of treasury stock	(281)	-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(697)	(255)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,990	(2,087)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,977	7,064

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,967	$4,977

Supplemental Disclosures of Cash Flow Information
Interest Paid	8	15
Income Taxes Paid	-	96

See Notes to Consolidated Financial Statements.

THE STEPHAN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:  The Company is engaged in the manufacture, sale, and distribution of hair grooming and personal care products principally throughout the United States, and as more fully explained in Note 11, the Company has allocated substantially all of its business into two segments: Brands and Distributors.

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

PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of The Stephan Co. and its wholly owned subsidiaries: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc., Lee Stafford Beauty Group, Inc. and Bowman Beauty & Barber Supply, Inc. (collectively, the "Company").  Bowman Beauty & Barber Supply, Inc., acquired in August 2008, is hereinafter referred to as “Bowman.” All significant inter-Company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS: Certain reclassifications (having no net profit or loss impact on previously issued statements) have been made to the previously reported amounts in the 2007 consolidated financial statements to reflect comparability with the 2008 presentation.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are to be evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value.  For the years ended December 31, 2008 and 2007, in management’s opinion, the Company did not incur impairment losses.  The Company has less than $7.0 million of intangibles subject to future impairment testing.

We tested our intangible assets as of the end of 2008 in accordance with SFAS No. 142 and determined that goodwill/trademarks had not been impaired.  We computed our TCV (total corporate value) by reporting unit using discounted cash flow analysis and other methods.

MAJOR CUSTOMERS, CERTAIN VENDORS:  There were no sales to any single customer in excess of 10% of revenue in 2008 or 2007.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.  The Company does not believe that its customers' credit risk represents a material risk of loss to the Company.  In the purchase of goods from other countries, some foreign manufacturers require a 20% deposit at the time of order.

STOCK-BASED COMPENSATION:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized in 2008 and 2007 relate to the estimated fair value at the grant date of 70,248 stock options granted in each year in accordance with SFAS 123(R).  Prior to the adoption of SFAS 123(R) the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, using the intrinsic value of the grant to determine stock option value, recognized no compensation expense in net income for stock options granted and elected the “disclosure only” provisions of SFAS 123.  In accordance with the provisions of SFAS 123(R), options granted prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123(R).  The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the years ended December 31, 2008 and 2007 was reduced as a result of the Company's recognition of approximately $97,000 and $90,000, respectively, of compensation expense (included in Selling, General and Administrative Expenses).  The impact on basic and diluted earnings per share for the years ended December 31, 2008 and 2007 amounted to approximately $.02 per share in each year.  The Company used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as of the respective dates of grant during 2008 and 2007:

	2008	2007

Life expectancy - Key Employee	10 years	10 years
Life expectancy - Outside Directors	5 years	5 years
Risk-free interest rate	2.5%	4.0%
Expected volatility	108.9%	63.0%
Dividends per share	2.0%	2.2%
Weighted average fair value at grant date	$2.49	$1.99

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

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were not discounted, considering the short duration of the debt. Management believes that the carrying amounts of these financial instruments approximate their fair values in accordance with Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”) at December 31, 2008.

REVENUE RECOGNITION:  Revenue is recognized when all significant contractual obligations have been satisfied, which involve the delivery of the products sold and reasonable assurance that any account receivable will be collected.  Revenue is shown after deductions for payment and volume discounts and returns.  We estimate that these discounts and returns will approximate between 1% and 2% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $0.2 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively.  The allowances for sales returns and promotional liabilities are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet dates.

COST OF GOODS SOLD:  This item includes the cost of raw materials, packaging, direct labor and applicable direct overhead.  Indirect overhead related to manufacturing is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.  For the years ended December 31, 2008 and 2007, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $0.8 million and $0.9 million, respectively.

SHIPPING AND HANDLING FEES AND COSTS:  Expenses for the shipping and delivery of products sold to customers were approximately $1.6 million in 2008 and 2007 and were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS:  Cash and cash equivalents include cash, money market funds, repurchase agreements and similar highly-liquid investments having maturities of 90 days or less when acquired.  The Company maintained cash deposits at certain financial institutions in amounts in excess of federally insured limits of $250,000 but, as of March 2009, maintains principally all of its cash into bank accounts that are FDIC-insured.

SHORT-TERM INVESTMENTS: We have no auction rate securities at December 31, 2008; all such short-term investments totaling $3.9 million at December 31, 2007 were sold, at par, during 2008.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowances are based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES:  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Indirect labor and other manufacturing-related costs, classified in Selling, General and Administrative expenses, are allocated to finished goods inventories. The amount of these allocations to inventories was approximately $0.7 million and $0.5 million at December 31, 2008 and 2007, respectively.

We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory.  These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established. At December 31, 2008 and 2007 we classified as Other Assets approximately $5.1 million and $4.8 million, respectively, of estimated slow moving and potentially obsolete inventories.  From this amount we have subtracted slow-moving and obsolescence reserves of $2.0 million in both 2008 and 2007.  The net non-current inventory amounts classified in Other Assets were $3.1 million and $2.8 million at the end of 2008 and 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are recorded at cost.  Routine repairs and maintenance are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

The Company’s capital expenditures in recent years have not been significant.

INCOME TAXES:  Income taxes are calculated using the asset and liability method of accounting.  Deferred income taxes are recognized by applying the enacted statutory rates applicable to estimated future year differences between the financial statement (“book basis”) and tax basis carrying amounts.  Our tax basis exceeds our book basis because our future tax benefits, due primarily to net operating loss carryforwards, have already been recorded for book purposes but not for tax purposes; therefore, we have recorded a deferred tax asset.  A valuation allowance (reducing this deferred tax asset) is recorded when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  See Note 10 to the Consolidated Financial Statements.

BASIC AND DILUTED EARNINGS PER SHARE:  Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.  For the years ended December 31, 2008 and 2007, the Company had approximately 400,000 options outstanding that were “out-of-the-money.”  Consequently, no additional shares were assumed to be outstanding for purposes of calculating earnings per share. The weighted average outstanding common shares were approximately 4.4 million shares in both 2008 and 2007.

NOTE 2: NEW FINANCIAL ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2008), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for us on January 1, 2009, and we will apply its provisions prospectively to all business combinations after that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 160 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings.  After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur.  The fair value election may not be revoked once an election is made.   SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008; however, the Company has elected not to measure eligible financial assets and liabilities at fair value.  Accordingly, the adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.”  SFAS 157 does not expand the use of fair value measurements in financial statements but standardizes their definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 was effective for our fiscal year ended December 31, 2008.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities to years beginning after November 15, 2008, those that are recognized or disclosed in the financial statements at fair value at least annually.  SFAS 157 was effective for the Company’s fiscal year beginning January 1, 2008, excluding the effect of the deferral granted in FSP FAS 157-2.  See “Fair Value Measurements” above.  The Company is currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities on the Company’s financial statements, which will be effective beginning January 1, 2009.  The Company is currently evaluating the impact FSP FAS 157-2 may have on its financial statements.

In September 2007, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, and, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2007. The adoption of SAB No. 108 by our Company in the fourth quarter of 2007 did not have a material impact on our consolidated financial statements.

In July 2007, the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109".  FIN 48 requires that we recognize in our financial statements the impact of a tax position, taken or expected to be taken in a tax return, provided that the position is more likely than not of being sustained on audit.  FIN 48 is effective for fiscal years beginning after December 15, 2007.  FIN 48 did not have an adverse effect on our financial statements in 2008. See Note 10 to the Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations,” and other U.S. GAAP.  FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and should be applied prospectively to intangible assets acquired after the effective date.  The Company is currently evaluating the impact FSP FAS 142-3 may have on its financial statements.

NOTE 3.  ACQUISITION

On August 14, 2008, we acquired 100% of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a distributor located in Wilmington, NC.  The acquiree reported unaudited revenue of approximately $3.0 million in 2007.  The purchase price was approximately $1.0 million, comprised of cash of $0.5 million and notes issued and assumed aggregating approximately $0.5 million.  The disclosure below also shows the estimated results of the entire Company for 2008 and 2007 if Bowman had been acquired at the beginning of 2008 and 2007, instead of its actual August 14, 2008 acquisition date.

Bowman purchase price allocation:
(000)

Accounts receivable, net	$40
Inventories	207
Prepaid expenses and other current assets	8
Property, plant and equipment, net	87
Accounts payable and accrued expenses	(309)
Long-term debt assumed	(28)
Net assets of Bowman	5
Intangible assets	995
Purchase price ($500 cash plus $500 note payable)	$1,000

Pro forma results as if Bowman had been acquired on:	Jan. 1, 2008	Jan. 1, 2007

Revenue (in thousands)	$20,497	$23,561
Net income (in thousands)	698	968
Net income per share	$0.16	$0.22

The results of operations of the acquired entity have been included in the consolidated results of operations of the Company since August 14, 2008, the date of acquisition.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 consisted of:

(in thousands)	2008	2007

Trade accounts receivable	$1,116	$1,637
Allowance for doubtful accounts	(140)	(207)
Accounts receivable, net	$976	$1,430

The following is an analysis of the allowance for doubtful accounts:

	2008	2007

Balance at beginning of year	$(207)	$(139)
Provision for doubtful accounts	32	(124)
Uncollectible accounts written-off, net of recoveries	35	56
Balance at end of year	$(140)	$(207)

NOTE 5.  INVENTORIES

           Inventories at December 31, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007

Raw materials	$1,151	$1,380
Packaging and components	2,008	1,995
Work-in-process	523	437
Finished goods	6,541	5,231
Total inventories	10,223	9,043

Less: estimated non-current inventories	(5,061)	(4,803)

Current inventories	$5,162	$4,240

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

Other Assets includes inventory not anticipated to be utilized within one year based on estimation methods established by the Company.  We reduce the carrying value of this slower moving inventory to provide for an estimate of the amount that may ultimately become unusable or obsolete.  See Note 1 to the Consolidated Financial Statements.

We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory.  These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established. At December 31, 2008 and 2007 we classified as Other Assets approximately $5.1 million and $4.8 million of estimated slow moving and potentially obsolete inventories.  From this amount we have subtracted slow-moving and obsolescence reserves of $2.0 million in both 2008 and 2007.  The net non-current inventory amounts classified in Other Assets were $3.1 million and $2.8 million at the end of 2008 and 2007.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
(in thousands)

Land	$380	$380
Buildings and improvements	2,230	2,230
Machinery and equipment	2,146	2,057
Furniture and office equipment	620	556

Total cost	5,376	5,223
Accumulated depreciation	(3,993)	(3,804)

Property, plant & equipment, net	$1,383	$1,419

NOTE 7.  GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets by segment were as follows.  The increase in 2008 was associated with the Bowman acquisition. See Note 1 to the Consolidated Financial Statements.

	2008	2007
(in thousands)

Brands segment	$3,135	$3,135
Distributors segment	3,609	2,614
	$6,744	$5,749

NOTE 8.  LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consisted of the following:
	2008	2007
($ in thousands)

1.50% note payable monthly, due December 31, 2008
(secured by restricted cash that earns interest at 1.00%)	$-	$1,110

Non interest-bearing note payable to former owner
Bowman, 16 quarterly payments of $31.3	$438	$-

Various debt assumed in Bowman acquisition	$24	$-

TOTAL LONG-TERM DEBT	$462	$1,110

Less: current portion thereof	(136)	(1,110)

Long-term debt	$326	$-

Maturities of long-term debt:
2009	$136
2010	130
2011	131
2012	65
	$462

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007

Accounts payable	$540	$670
Accrued royalty and related interest	931	931
Accrued payroll and related costs	265	294
Other accrued expenses	186	261

	$1,922	$2,156

NOTE 10.  INCOME TAXES

           The provisions for income taxes in 2008 and 2007 were comprised of the following:

(in thousands)	2008	2007

Current tax provision:
Federal	$-	$-
State	26	42
	26	42

Deferred tax provision:
Federal	277	554
State	-	33
	277	587

Total tax provision:
Federal	277	554
State	26	75
	$303	$629

Deferred income taxes reflect the net tax effects of temporary differences (items recognized for tax returns and financial statements in different years).

The Consolidated Financial Statements include deferred income tax assets and liabilities attributable to the following items:

(in thousands)	2008	2007

Net operating loss carryover	$1,216	$1,113
Interest expense	78	78
Amortization of intangibles	(572)	59
Accrued liabilities and other	20	39
Accounts receivable allowance	53	29
Property, plant and equipment	11	(71)
Net deferred tax assets	806	1,247

Valuation allowance	(806)	(970)

Deferred income tax asset (liability)	$-	$277

The effective income tax rate (Federal and state tax expense divided by income before income taxes) differed from the Federal statutory rate of 34% as follows:

(in thousands)	2008	2007

Statutory rate	34.0%	34.0%
State taxes, net of federal benefit	1.7%	3.1%
Stock option compensation	3.7%	1.9%
Other	4.7%	0.4%
Valuation allowance	-13.8%	0.0%

Effective income tax rate	30.3%	39.4%

For the year ended December 31, 2008, the Company had an income tax valuation allowance of $0.8 million to provide for the likelihood that the utilization of net deferred tax assets may not be realized.  The Company has net operating loss carryforwards of approximately $3.2 million for Federal income tax purposes; these carryforwards will begin to expire in 2024 if not utilized before then. Included in the loss carryforward is approximately $2.0 million related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting including valuation allowances, the disallowance of the shorter deductibility period would not affect the annual effective rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal and state examinations by tax authorities for five years after 2003.  During the periods open to examination, the Company had net operating losses for U.S. federal and state tax purposes that have attributes from closed periods.  Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s effective income tax rate was 30.3% in 2008 compared to 39.4% in 2007 due to an adjustment to limit the valuation allowance to the amount of net deferred tax assets.

NOTE 11. SEGMENT INFORMATION

The Company has identified two reportable operating segments based upon how management evaluates its businesses.  These segments are Distributors and Brands.  The Distributors segment generally has a customer base of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops.  Our sales to beauty schools are also classified in this segment.  The Brands segment includes sales to mass merchandisers, chain drug stores and distributors.  The Company conducts operations primarily in the United States; sales to international customers are not material to consolidated revenue. The following table summarizes significant items by reportable segment:

	2008			2007

(in thousands)	Distributors	Brands	Total	Distributors	Brands	Total

Revenue	$13,647	$4,890	$18,537	$13,516	$7,045	$20,561

Operating Income	(351)	1,148	797	(91)	1,331	1,240

Net interest income			204			357
Income taxes			(303)			(629)

Net income			$698			$968

Segment assets:	7,407	10,402	17,809	5,944	11,274	17,218
Not allocated to segments:
Cash and cash equivalents			7,967			10,037
Deferred income taxes			-			277
Eliminations			(191)			(1,228)
Consolidated assets			$25,586			$26,304

Depreciation	12	132	144	13	169	182
Capital expenditures	$-	$21	$21	$-	$27	$27

Note: corporate overhead was allocated to each segment based upon revenues contributed by that segment.

NOTE 12. RELATED PARTIES

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

Also, the terms of the waiver of compensation allows the CEO to retain the right to his original contractual compensation level at the time of the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control of the Company, as defined in the waiver.  If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11 million.

2) We paid rent to Shaheen & Co., Inc., the former owner of Morris Flamingo which is now a wholly owned subsidiary of the Company, for the years ended December 31, 2008 and 2007 of approximately $320,000 for each year. Mr. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., which owns the building that the Company rents in Danville, Illinois, is currently a member of the Board of Directors and a significant shareholder of the Company.  Shaheen & Co, Inc., sued the Company with respect to the interpretation of a 90-day right of termination by the Company stated in the lease. See Note 14.

3) We also paid the law firm Carlson & Lewittes, P.A., of which Curtis Carlson, VP & Secretary and a Director of the Company is a partner, approximately $20,000 for services rendered to the Company during 2008. We also paid Mr. Carlson $20,000 for his services as VP & Secretary of the Company.

4) We paid Bill Gross, a Director, $21,000 for legal services rendered to the Company.

NOTE 13. LEASES

           Rent expense for 2008 and 2007 was $560,000 and $521,000, respectively.  Principally all of our rent expense is for warehousing and office space in Danville, IL ($320,000 annually, adjusted annually for changes in the CPI), Williamsport, PA, Wilmington, NC and Tampa, FL.

Rent expense for the next five years:
(in thousands)

2009	$414
2010	$414
2011	$414
2012	$414
2013	$414
Thereafter	$480

$2,548

NOTE 14. CONTINGENCIES & COMMITMENTS

As mentioned in NOTE 12. RELATED PARTIES above, the CEO retains the right to his original contractual compensation level at the time of the occurrence of certain specified events relating to a change in control, or reasonable likelihood of a change in control, of the Company, as defined in the waiver.  If it were determined that a change in control existed, the CEO would be entitled to a payment of approximately $11 million.

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business.  It is our opinion that none of such matters, at December 31, 2008, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2007, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC”, a subsidiary of the Company).  The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due.  The financial statements for the Company for the year ended December 31, 2008, reflected a liability that, in management’s opinion, was adequate to cover the likely liability in the case. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI.  While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

2) On May 4, 2005, the Company entered into a Second Amendment of Lease Agreement (the "Amendment") with respect to the Danville, IL facility, Morris Flamingo – Stephan, Inc., extending the term of the lease to June 30, 2015, with a five-year renewal option, and increasing the annual rental to approximately $320,000.  The base rent is adjustable annually, in accordance with the existing master lease, the terms of which, including a 90-day right of termination by the Company, remain in full force and effect.  The Amendment provides a purchase option, effective during the term of the lease, to purchase the premises at the then fair market value of the building, or to match any bona fide third-party offer to purchase the premises.

On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination.  In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination.  In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property.  This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation.  However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2009 through 2013 and approximately $480,000 thereafter, subject to Consumer Price Index adjustments. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

NOTE 15. CAPITAL STOCK AND STOCK OPTIONS

1,000,000 shares of preferred stock, $0.01 par value, are authorized; however, none have been issued.

In 1990, the shareholders of the Company approved the 1990 Key Employee Stock Incentive Plan, as amended, and the 1990 Non-Employee (Outside Directors) Plan, as amended, and in 2000, the shareholders approved a ten-year extension of both plans. The aggregate number of shares currently available for granting pursuant to the Key Employee Plan, as adjusted for stock splits and shareholder-approved increases in 1994 and 1997, is 473,822 shares.  The number of shares and terms of each grant is determined by the Compensation Committee of the Board of Directors, in accordance with the 1990 Key Employee Plan, as amended.

The Outside Directors Plan provides for annual grants, as adjusted for stock splits, of 5,062 shares to non-employee directors.  Such grants are granted on the earlier of June 30 or the date of the Company's Annual Meeting of Shareholders, at the fair market value at the date of grant. The aggregate number of shares reserved for granting under this plan, as adjusted for stock splits, is 182,252.

Stock options are granted at the discretion of the Compensation Committee of the Board of Directors.  The options become exercisable one year from the grant date and are exercisable within a maximum of 5-10 years from the date of grant. Stock option activity and the weighted average exercise prices for 2008 and 2007 are set forth below:

	Key	Average	Outside	Average
	Employee	Price	Directors	Price

Outstanding at December 31, 2006	250,000	$7.14	91,116	$3.86

Granted	50,000	$3.62	20,248	$3.80
Canceled			(10,124)	$4.27
Expired			(15,186)	$3.67

Outstanding at December 31, 2007	300,000	$6.55	86,054	$3.86

Granted	50,000	$3.30	20,248	$3.18
Canceled			(15,186)	$3.20
Expired	(50,000)	$13.60	(15,186)	$3.30

Outstanding at December 31, 2008	300,000	$4.89	75,930	$3.89

The exercise price range of options outstanding and exercisable as of December 31, 2008 for both the Key Employee Stock Incentive and Outside Directors plans, the weighted average contractual lives remaining (in years) and the weighted average exercise price are as follows:

	Key Employee		Outside Directors
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Price Range
$3.00 - $5.00	250,000	$3.82	75,930	$3.89
Over $10.00	50,000	10.25	-	-
	300,000	$4.89	75,930	$3.89

Weighted average remaining life:	6.8	years	3.1	years

NOTE 16. SUBSEQUENT EVENTS

On March 23, 2009, the Company paid a regular, quarterly dividend of $0.02 per share to holders of record on March 16, 2009.

From January 1, 2009 through March 23, 2009, the Company purchased 13,888 shares of common stock in the open market at an average cost of approximately $2.16 per share.

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

10.20   Loan Modification Agreement with Wachovia Bank, dated September 26, 2007, included with Form 10-Q for the nine months ended September 30, 2007, filed November 13, 2007, is incorporated herein by reference.

10.21      Stock Purchase Agreement between Bowman-Newco, Inc., a Florida corporation, and Gerald Bowman related to the purchase of all of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a North Carolina corporation.

10.22      Employment Agreement between Bowman Beauty and Barber Supply, Inc. and Gerald Bowman.

10.23      Employment Agreement between Bowman Beauty and Barber Supply, Inc. and Brenda Bowman.

10.24      Promissory note to Gerald Bowman from The Stephan Co.

10.25      Security Agreement pursuant to Promissory Note in 10.24 between Bowman-Newco, Inc., a Florida corporation, Bowman Beauty and Barber Supply, Inc., a North Carolina corporation and Gerald Bowman.

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
April 1, 2009

By: /s/ Robert C. Spindler

Robert C. Spindler
Principal Financial Officer
Principal Accounting Officer
April 1, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Frank F. Ferola	By: /s/ Shouky Shaheen

Frank F. Ferola, Principal	Shouky Shaheen, Director
Executive Officer and Director	Date: April 1, 2009
Date: April 1, 2009

By: /s/ Curtis Carlson	By: /s/ Richard A. Barone

Curtis Carlson, Director	Richard A. Barone, Director
Date: April 1, 2009	Date: April 1, 2009

By: /s/ William Gross	By: /s/ Elliot Ross

William Gross, Director	Elliot Ross, Director
Date: April 1, 2009	Date: April 1, 2009