Form 10-Q
period 2009-03-31
STEPHAN CO
filed 2009-05-20
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

4,252,675 shares of common stock, $0.01 par value, as of April 30, 2009

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

The Stephan Co.
Condensed Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008
(in thousands)

	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$8,176	$7,967
Accounts receivable, net	1,118	976
Current inventories	5,102	5,162
Prepaid expenses and other current assets	193	248

TOTAL CURRENT ASSETS	14,589	14,353

Other assets, including non-current inventories	3,115	3,106

Property, plant and equipment, net	1,355	1,383

Trademarks, net	3,070	3,070
Goodwill, net	3,598	3,598
Other intangibles, net	76	76

TOTAL ASSETS	$25,803	$25,586

CURRENT LIABILITIES

Current portion of long-term debt	$136	$136
Accounts payable and accrued expenses	2,070	1,922

TOTAL CURRENT LIABILITIES	2,206	2,058

Long-term debt, less current portion	324	326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued
Common stock, $.01 par value; 25,000,000 shares
authorized; 4,389,611 shares issued
at March 31, 2009 and December 31, 2008.	44	44
Additional paid-in capital	17,853	17,833
Retained earnings	5,687	5,606
Treasury stock, 136,936 and 123,048 shares, at cost	(311)	(281)
TOTAL STOCKHOLDERS' EQUITY	23,273	23,202

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,803	$25,586

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(in thousands, except per share data)

	2009	2008

Revenue	$4,582	$4,420

Cost of revenue	2,428	2,299

Gross profit	2,154	2,121

Selling, general and administrative expenses	1,979	1,941

Operating income	175	180

Interest income	7	90
Interest expense	-	(4)

Income before income taxes	182	266

Provision for income taxes	13	106

NET INCOME	$169	$160

Basic income per share	$0.04	$0.04
Diluted income per share	$0.04	$0.04
Dividends per share	$0.02	$0.02

Weighted average common shares outstanding were approximately 4.3 and 4.4 millon in 2009 and 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(in thousands)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$169	$160

Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	29	31
Stock option compensation	20	20
Deferred income taxes	-	96
Changes in operating assets & liabilities
(Increase) Decrease in accounts receivable	(142)	318
Decrease (increase) in current inventories	60	(238)
Decrease in prepaid expenses and other current assets	55	33
(Increase) decrease in other assets, including non-current inventories	(9)	1
Increase (decrease) in accounts payable and accrued expenses	148	(529)
Total adjustments to net income	161	(268)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	330	(108)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1)	(8)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	277
Repayment of long-term debt	(2)	(278)
Dividends	(88)	(88)
Purchases of treasury stock	(30)	-

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(120)	(89)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	209	(205)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,967	4,977

CASH AND CASH EQUIVALENTS AT END OF THE FIRST QUARTER	$8,176	$4,772

Supplemental Disclosures of Cash Flow Information
Interest Paid	$-	$4
Income Taxes Paid	$7	$19

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Quarters ended March 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:  The Company is engaged in the manufacture, sale and distribution of hair grooming and personal care products principally throughout the United States and has allocated substantially all of its business into two segments: Brands and Distributors.

BASIS OF PRESENTATION: In the opinion of management, the accompanying unaudited, interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of December 31, 2008. These interim financial statements have not been audited. However, management believes the accompanying unaudited, interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of The Stephan Co. and subsidiaries as of March 31, 2009 and the results of their operations and cash flows for the three months then ended. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009.

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

PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of The Stephan Co. and its wholly owned subsidiaries: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc., Bowman Barber and Beauty Supply, Inc., and Lee Stafford Beauty Group, Inc.  (collectively, the "Company").  All significant inter-Company balances and transactions have been eliminated in consolidation. Certain reclassifications (having no net profit or loss impact) have been made to the previously reported amounts in the 2008 financial statements to reflect comparability with the 2009 presentation.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are to be evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. At March 31, 2009, the Company has less than $7.0 million of intangibles subject to future impairment testing.  No events or circumstances occurred that indicated a possible impairment of intangible assets during the quarter ended March 31, 2009.

MAJOR CUSTOMERS:  There were no sales to any single customer in excess of 10% of revenue in 2009 or 2008.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.  The Company does not believe that its customers' credit risk represents a material risk of loss to the Company.

STOCK-BASED COMPENSATION:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), and chose to utilize the modified prospective transition method. Under this method, compensation costs recognized in 2009 and 2008 relate to the estimated fair value at the grant date of stock options granted each year subsequent to January 1, 2006.  Prior to the adoption of SFAS 123(R) the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, using the intrinsic value of the grant to determine stock option value, recognized no compensation expense in net income for stock options granted and elected the “disclosure only” provisions of SFAS 123.  In accordance with the provisions of SFAS 123(R), options granted prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123(R).  The required services for awards prior to January 1, 2006 had been rendered prior to December 31, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the quarters ended March 31, 2009 and 2008 was reduced as a result of the Company's recognition of approximately $20,000 (net of income tax benefit) in each year.  These amounts have been included in Selling, General and Administrative Expenses.  The impact on basic and diluted earnings per share for the three months ended March 31 of each year was approximately $0.005 per common share. The Company employed the Black-Scholes option pricing model to estimate the fair value of stock options using assumptions consistent with past practices.  Assumptions used in the determination of stock option expense included volatility of 86.0%, dividends per share of 2.0%, a risk-free rate of 1.5%  and a term of 10 years. On January 1, 2009 the company granted additional options to purchase 50,000 shares @ $1.96, the market price just prior to grant, to our CEO; these options vest one year from the date of grant.

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

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of long-term debt. As of March 31, 2009 and December 31, 2008, there were no significant differences in the carrying values and fair market values of financial instruments.

REVENUE RECOGNITION:  Revenue is recognized when all significant contractual obligations, which involve the delivery of the products sold and reasonable assurance as to the collectibility of the resulting account receivable, have been satisfied.  The Company does not sell on a consignment basis; returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment and volume discounts and returns.  The Company estimates that these discounts and returns will approximate between 1% and 2% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $55,000 and $76,000 for the three months ended March 31, 2009 and 2008, respectively. The allowances for sales returns, and consumer and trade promotion liabilities, are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD:  This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation.  Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance, related to product manufacturing and warehousing) are classified in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  For the quarters ended March 31, 2009 and 2008, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $157,000 and $233,000, respectively.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $322,000 and $395,000 for the quarters ended March 31, 2009 and 2008, respectively.

CASH AND CASH EQUIVALENTS:  Cash and cash equivalents include cash, money market funds, repurchase agreements and similar highly-liquid investments having maturities of 90 days or less when acquired.  The Company’s cash is maintained principally in FDIC-insured bank accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES:  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing –related costs, classified in Selling, General and Administrative expenses, are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $750,000 at both March 31, 2009 and December 31, 2008. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory.  These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

At March 31, 2009 and December 31, 2008, we classified as Other Assets approximately $5.1 million of slow moving and potentially obsolete inventories.  We have subtracted obsolescence reserves of $2.0 million from Other Assets in both periods.  The net non-current inventory amount in Other Assets was $3.1 million at March 31, 2009 and December 31, 2008, respectively.

PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are recorded at cost.  Routine repairs and maintenance are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

INCOME TAXES:  Income taxes are calculated using the asset and liability method of accounting.  Deferred income taxes are recognized by applying the enacted  statutory  rates  applicable  to estimated future year differences between  the  financial  statement  and  tax  basis  carrying  amounts.  At December 31, 2008, the Company had a full valuation allowance of $806,000 against its net deferred tax assets.  Gross Federal net operating loss carryforwards at December 31, 2008 were in excess of $3 million.  The valuation allowance was recorded because management determined that it was not “more likely than not” that the deferred tax assets would be utilized to offset future taxable income.  The  Company is recording current tax expense  for  the  first  quarter  of 2009 stemming from tax liabilities in states  where  certain  profitable  subsidiaries file returns on a separate basis.  The Company has not recorded deferred Federal income tax expense for the first quarter of 2009, as it expects to realize a respective proportion of the deferred tax assets previously reserved through the valuation allowance.

BASIC AND DILUTED EARNINGS PER SHARE:  Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter (4.26 million in 2009 and 4.39 million in 2008). The Company had approximately 400,000 exercisable options outstanding of which none had exercise prices that were less than the Company’s stock price at March 31, 2009.  Consequently, no additional equivalent shares, in addition to the actual weighted average outstanding shares, were assumed to be outstanding for purposes of calculating diluted net income per share.

NOTE 2: NEW FINANCIAL ACCOUNTING STANDARDS:

In December 2007, the FASB issued SFAS No. 141 (revised 2008), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) was effective for us on January 1, 2009, and we will apply its provisions prospectively to all business combinations in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company currently does not have a noncontrolling interest in any other entity.

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

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.”  SFAS 157 does not expand the use of fair value measurements in financial statements but standardizes their definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 was effective for our fiscal year ended December 31, 2008.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” providing a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, to years beginning after November 15, 2008, that are recognized or disclosed in the financial statements at fair value at least annually.  SFAS 157 was effective for the Company’s fiscal year beginning January 1, 2008, excluding the effect of the deferral granted in FSP FAS 157-2.  See “Fair Value Measurements” above.  The Company does not have significant assets or liabilities subject to the provisions of these pronouncements.

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

In July 2007, the FASB issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109".  FIN 48 requires that we recognize in our financial statements the impact of a tax position, taken or expected to be taken in a tax return, provided that the position is more likely than not of being sustained on audit.  FIN 48 is effective for fiscal years beginning after December 15, 2007.  FIN 48 did not have a material effect on our financial statements in 2008 or 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations,” and other U.S. GAAP.  FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and should be applied prospectively to intangible assets acquired after the effective date.  The Company does not have significant assets subject to the provisions of this pronouncement.

NOTE 3.  ACQUISITION

On August 14, 2008, we acquired 100% of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a distributor located in Wilmington, NC (“Bowman”).  The purchase price was approximately $1.0 million, comprised of cash of $0.5 million and notes issued and assumed aggregating approximately $0.5 million.  The disclosure below also shows the estimated results of the entire Company for the first quarter of 2008 as if Bowman had been acquired at the beginning of 2008, instead of August 14, 2008.

Bowman purchase price allocation:
(000)

Accounts receivable, net	$40
Inventories	207
Prepaid expenses and other current assets	8
Property, plant and equipment, net	87
Accounts payable and accrued expenses	(309)
Long-term debt assumed	(28)
Net assets of Bowman	5
Intangible assets	995
Purchase price ($500 cash plus $500 note payable)	$1,000

Pro forma results as if Bowman had been acquired on:	Jan. 1, 2008

Revenue (in thousands)	$5,110
Net income (in thousands)	160
Net income per share	$0.04

The results of operations of Bowman have been included in the consolidated results of operations of the Company since August 14, 2008, the date of acquisition.  Consequently, Bowman’s results are included in the results of operations for the first quarter of 2009 but not for the comparable quarter in 2008.

NOTE 4:  INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

(in thousands)	2009	2008

Raw materials	$1,106	$1,151
Packaging and components	2,006	2,008
Work-in-process	487	523
Finished goods	6,564	6,541
Total inventories	10,163	10,223

Less: estimated non-current inventories	(5,061)	(5,061)

Current inventories	$5,102	$5,162

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

Other Assets include non-current inventory not anticipated to be utilized within one year based on estimation methods established by the Company.  We reduce the carrying value of this slower moving inventory to provide for an estimated amount that may ultimately become unusable or obsolete.  See Note 1 to these Condensed Consolidated Financial Statements.

NOTE 5:  SEGMENT INFORMATION

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

	2009			2008
(in thousands)	Distributors	Brands	Total	Distributors	Brands	Total

Revenue	$3,570	$1,012	$4,582	$3,250	$1,170	$4,420

Operating Income	(60)	235	175	(53)	233	180

Net interest income			7			86
Income taxes			(13)			(106)

Net income			$169			$160

Segment assets:	7,260	10,355	17,615	7,407	10,402	17,809
Not allocated to segments:
Cash and cash equivalents			8,176			7,967
Eliminations/other			12			(190)
Consolidated assets			$25,803			$25,586

Depreciation	3	26	29	2	29	31
Capital expenditures	$-	$1	$1	$-	$8	$8

NOTE 6. SUBSEQUENT EVENT

In accordance with a letter dated April 29, 2009 to the Secretary of the Company, the Chairman of the Board & CEO of the Company, Frank F. Ferola, unilaterally further reduced his base salary by 35%.  This reduction shall take effect June 3, 2009.  In July 2005, Mr. Ferola unilaterally first reduced his salary from the amounts set forth in his Employment Agreement with the Company.  All other terms and conditions of his Employment Agreement will remain in full force and effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $8.2 million.  Our long-term debt was less than $0.5 million and was comprised primarily of that issued to the former owner of Bowman.  Cash and cash equivalents increased by $209,000 during the first quarter of 2009.  The increase was due principally to cash flow from operations of $330,000 exceeding spending for dividends ($88,000) and treasury stock purchases ($30,000).

We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations in the next twelve months.

Our cash balance will vary with growth or decline in operating income and changes in non-cash, non-debt working capital. Our cash flow will also benefit from the utilization of net operating loss carryforwards eliminating or reducing future federal income tax payments.  At December 31, 2008, we had approximately $3.2 million of net operating loss carryforwards to offset future taxable income.

Since mid-1995, we have paid dividends every quarter. In 2004, we paid a dividend of $2.00, or about $9.0 million.  This caused a significant, one-time, reduction in cash.

Beginning in mid-2008, we began the purchase of our stock in the open market.  Since then we have purchased treasury stock of $311,000, including $30,000 in the first quarter of 2009.

Cash flow is driven by operating income which we endeavor to manage by 1) keeping expenses low, 2) competitively bidding purchases and freight costs, 3) developing new products, 4) searching out new markets or expanding existing markets through new product offerings to existing customers, 5) updating technology in critical customer service areas, 6) reducing purchases by utilizing existing inventory when possible, 7) increasing selling prices to the extent possible and 8) centralizing administrative functions.  Capital expenditures generally are not significant for daily operations.

As the overall economy expands and contracts, or as we gain or lose customers, our cash flow will vary because we have, especially in the Brands Segment, high variable gross margins, and an increase or decrease in this segment could be significant to overall results.  We expect soft demand in 2009 due to current economic conditions resulting in the probability of lower operating income.  Cash and cash equivalents may be adversely impacted by these events.

Cash may also be used to acquire other related businesses. In 2008, we paid $500,000 as part of the total consideration for all of the outstanding stock of Bowman Barber and Beauty Supply, Inc., a distributor in Wilmington, NC.

We have no off-balance sheet financing arrangements.

Effective June 3, 2009, the Company’s CEO unilaterally reduced his salary by 35%.  For the remainder of 2009, this action is expected to result in a decrease in SGA expense of approximately $150,000 relative to his previous contractual salary.  See Note 6 to these Condensed Consolidated Financial Statements.

Results of Operations

FIRST QUARTER 2009 v. FIRST QUARTER 2008

Revenue for the first quarter of calendar 2009 was $4.6 million compared to $4.4 million in the comparable period of 2008.

In our Brands segment revenue rebounded after a soft fourth quarter in 2008.  First quarter 2009 revenue was slightly under that in the first quarter of 2008 for this segment.  In our Distributors segment revenue for the first quarter of 2009 exceeded that in the first quarter of 2008 by about $300,000.  Bowman revenues were included in 2009 and approximated $700,000.

Gross profit as a percentage of revenue was 47.0% in the quarter ended March 31, 2009 compared to 48.0% in the first quarter of 2008. The Distributor segment accounted for a higher proportion of total Company revenue in 2009 than in the first quarter of 2008 principally because of the acquisition of Bowman.  Margins are generally lower in the Distributor segment relative to those in the Brands segment; this slightly higher proportion of lower margin business in the total revenue mix accounted principally for the overall percentage gross profit decline.

Selling, general and administrative expenses (“SGA”), without Bowman in 2009, were nearly 9.0% lower than those in the comparable period of 2008.  Bowman SGA expenses for the first quarter of 2009 totaled about $200,000.  When Bowman’s expenses are included in 2009 the condensed consolidated SGA increased nominally from quarter-to-quarter.

The Company’s cash is maintained largely in FDIC, non interest-bearing accounts as a precaution in this uncertain economic environment.  By doing so, the Company reduces its costs of banking activity and maintains liquidity and safety.

During most of 2008 we invested in auction rate securities that we sold, at par, in the fourth quarter of 2008 and the proceeds of those sales are reflected as cash and cash equivalents.  In the first quarter of 2008 the auction of these investments, of which we held about $4.0 million, began to “fail,” resulting in higher “penalty” interest rates due to our Company.  Consequently, our interest income in the first quarter of 2009 was less than that in the comparable period of 2008. We anticipate that this unfavorable comparison will continue through most of 2009.

The shortfall in interest income was a principal contributor to our bottom line results.  While operating income remained steady from quarter-to-quarter income before income taxes and net income declined largely due to lower interest income.

The Company has a full valuation allowance against its net deferred tax assets at March 31, 2009 and December 31, 2008.   We did not record deferred tax expense for the first quarter of 2009 due to net operating loss carryforwards which management expects to utilize. Through its continual evaluation of the realizability of its deferred tax assets, the Company concluded that it is more likely than not that an additional $60,000 (deferred income taxes that would have been recorded in the first quarter of 2009 absent the full valuation allowance against its deferred tax assets) will be realized, given its continued profitability.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4T:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  During 2008 we reviewed procedures at all of our subsidiaries and evaluated the control structure of the Company as a whole. However, because of organization changes recently made in our company, including the acquisition of Bowman in 2008 that we have not had a chance to fully document, and in an abundance of caution, we believe it prudent to report that our Company did not have effective internal control over financial reporting (“ICFR”) at March 31, 2009.  Later in 2009, we will again review our controls and determine the effectiveness of our ICFR, and our auditors will attest to our ICFR determination.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business.  It is the opinion of management that none of such matters, at March 31, 2009, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company).  The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due.  The financial statements for the Company for the quarter ended March 31, 2009, reflected a liability that, in management’s opinion, was adequate to cover the likely liability in the case. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action against TSI.  While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

           On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination.  In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination.  In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property.  This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation.  However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2009 through 2013 and approximately $4800,000 thereafter, subject to adjustments for increases in the Consumer Price Index. We believe that we will prevail in this matter since the lease has been and is cancelable upon 90 days’ notice of termination to the landlord. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

Item 1A:	Risk Factors
Not required.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3:	Defaults upon Senior Securities
None.

Item 4:	Submission of Matters to a Vote of Security Holders
None.

Item 5:	Other Information
None.

Item 6:	Exhibits
Exhibit 10.26	Supplemental Letter from Frank F. Ferola to the Company’s Secretary dated April 27, 2009, together with attachment.
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.

By:	/s/ Frank F. Ferola
Frank F. Ferola
President and Chairman of the Board
May 20, 2009

By:	/s/ Robert C. Spindler
Robert C. Spindler
Chief Financial Officer
May 20, 2009