Form 10-Q/A
period 2009-03-31
STEPHAN CO
filed 2009-05-22
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]    NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

4,252,675 shares of common stock, $0.01 par value, as of April 30, 2009

EXPLANATORY NOTE

The Stephan Co. files this amendment on Form 10-Q/A to revise Part II, Item 6, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that was filed on May 20, 2009 (the “Report”), to correct the title and inadvertent omission of Exhibit 10.26.  This amendment continues to speak as of the date of the Report and, except as specifically provided hereby, this amendment does not otherwise alter any part of the Report.  Accordingly, this amendment does not reflect events occurring after the filing of the Report or modify or update any related or other disclosures.

THE STEPHAN CO. AND SUBSIDIARIES

FORM 10-Q/A
Amendment No. 1

For the Quarter Ended March 31, 2009

INDEX

PART II – OTHER INFORMATION

		Page

Item 6:	Exhibits	4
Signature		5

Item 6:    Exhibits
Exhibit 10.26	Supplemental Letter from Frank F. Ferola to the Company’s Secretary dated April 27, 2009.
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

THE STEPHAN CO.

By:  /s/ Robert C. Spindler
Robert C. Spindler
Chief Financial Officer
May 22, 2009