Form 10-Q
period 2009-06-30
STEPHAN CO
filed 2009-08-18
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

4,252,675 shares of common stock, $0.01 par value, as of August 14, 2009

THE STEPHAN CO. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

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

The Stephan Co.
Condensed Consolidated Balance Sheets
At June 30, 2009 and December 31, 2008
(in thousands, except share and per share amounts)		Audited
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$8,202	$7,967
Accounts receivable, net	1,083	976
Current inventories	5,240	5,162
Prepaid expenses and other current assets	223	248

TOTAL CURRENT ASSETS	14,748	14,353

Other assets, including non-current inventories, net	3,100	3,106

Property, plant and equipment, net	1,333	1,383

Goodwill and other intangible assets, net	6,762	6,744

TOTAL ASSETS	$25,943	$25,586

CURRENT LIABILITIES

Current portion of long-term debt	$139	$136
Accounts payable and accrued expenses	2,094	1,922

TOTAL CURRENT LIABILITIES	2,233	2,058

Long-term debt, less current portion	287	326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
Common stock, $.01 par value; 25,000,000 shares authorized; 4,389,611 shares issued at June 30, 2009 and December 31, 2008	44	44
Additional paid-in capital	17,873	17,833
Retained earnings	5,817	5,606
Treasury stock, 136,936 and 123,048 shares, at cost	(311)	(281)
TOTAL STOCKHOLDERS' EQUITY	23,423	23,202

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,943	$25,586

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(in thousands, except per share data)
	Three Months		Six Months
	2009	2008	2009	2008

Revenue	$4,420	$4,289	$9,002	$8,709

Cost of revenue	2,421	2,133	4,849	4,432

Gross profit	1,999	2,156	4,153	4,277

Selling, general and administrative expenses	1,778	1,995	3,757	3,936

Operating income	221	161	396	341

Interest income	5	67	12	157
Interest expense	(1)	(2)	(1)	(6)

Income before income taxes	225	226	407	492

Provision for income taxes	13	90	26	196

NET INCOME	$212	$136	$381	$296

Basic income per share	$0.05	$0.03	$0.09	$0.07
Diluted income per share	$0.05	$0.03	$0.09	$0.07
Dividends per share	$0.02	$0.02	$0.04	$0.04

Weighted average common shares outstanding	4,253	4,389	4,256	4,389

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$381	$296
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	59	58
Stock option compensation	40	40
Deferred income taxes	-	174
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(107)	364
Increase in current inventories	(78)	(1,334)
Decrease in prepaid expenses and other current assets	25	104
Decrease in other assets, including non-current inventories	6	2
Increase (decrease) in accounts payable and accrued expenses	172	(109)
Total adjustments to net income	117	(701)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	498	(405)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment of intangibles related to Bowman acquisition	(18)
Purchase of property, plant and equipment	(9)	(16)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(27)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	555
Repayment of long-term debt	(36)	(555)
Dividends	(170)	(176)
Purchases of treasury stock	(30)	(7)

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(236)	(183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235	(604)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,967	4,977

CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER	$8,202	$4,373

Supplemental Disclosures of Cash Flow Information
Interest Paid	$1	$6
Income Taxes Paid	$7	$-

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Quarters ended June 30, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:  The Company is engaged in the manufacture, sale and distribution of hair grooming and personal care products, principally throughout the United States, and has allocated substantially all of its business into two segments: Brands and Distributors.

BASIS OF PRESENTATION: In the opinion of management, the accompanying unaudited, interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of December 31, 2008. These interim financial statements have not been audited. However, management believes the accompanying unaudited, interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of The Stephan Co. and subsidiaries as of June 30, 2009 and the results of their operations and cash flows for the three and six months then ended. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009. Certain reclassifications (having no net profit or loss impact) have been made to the previously reported amounts in the 2008 financial statements to reflect comparability with the 2009 presentation.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire. The most notable estimates included in the consolidated financial statements include the probability of collection for the allowance for doubtful accounts, inventory provisions, estimated useful lives of fixed assets, and realizability of deferred taxes.

PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of The Stephan Co. and its subsidiaries, all of which are wholly owned: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., American Manicure, Inc., and Bowman Barber and Beauty Supply, Inc. (collectively, the "Company").  All significant inter-Company balances and transactions have been eliminated in consolidation.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets are evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. At June 30, 2009, the Company has less than $7.0 million of intangibles subject to future impairment testing.  No events or circumstances occurred that indicated a possible impairment of intangible assets during the quarter ended June 30, 2009.

MAJOR CUSTOMERS:  There were no sales to any single customer in excess of 10% of revenue in the first three or six months ended June 30, 2009.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.  The Company does not believe that its customers' credit risk represents a material risk of loss to the Company.

STOCK-BASED COMPENSATION:  The Company’s net income for the quarters ended June 30, 2009 and 2008 was reduced as a result of the recognition of stock option compensation expense of $20,000 in each year. Year-to-date net income in 2009 and 2008 was reduced by $40,000 in each year. These amounts have been included in Selling, General and Administrative Expenses.  The impact on basic and diluted earnings per share for the three months ended June 30 of each year was approximately $0.005 per common share and $0.01 per share for the six month periods. The Company employed the Black-Scholes option pricing model to estimate the fair value of stock options using assumptions consistent with past practices.  Assumptions used in the determination of stock option expense included volatility ranging from 77% to 91%, dividend yield of approximately 2.0%, risk-free rates ranging from 2.7% to 3.7% and terms ranging from five to 10 years.  On January 1, 2009 the company granted options to purchase 50,000 shares at $1.96, the market price just prior to grant, to our CEO; these options vest one year from the date of grant.  Additionally, we granted a total of 20,248 options to our outside directors at $2.40, the market price of our stock on June 30, 2009.

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

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of long-term debt. As of June 30, 2009 and December 31, 2008, there were no significant differences in the carrying values and fair market values of financial instruments.

REVENUE RECOGNITION:  Revenue is recognized when all significant contractual obligations, which involve the delivery of the products sold and reasonable assurance as to the collectibility of the resulting account receivable, have been satisfied.  The Company does not sell on a consignment basis; returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment and volume discounts and returns.  The Company estimates that these discounts and returns will approximate 1% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $27,000 and $84,000 for the three months ended June 30, 2009 and 2008, respectively.  These costs approximated $82,000 and $160,000 for the six months ended June 30, 2009 and 2008. The allowances for sales returns and trade promotion liabilities are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD:  This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation.  Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance, related to product manufacturing and warehousing) are classified in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  For the quarters ended June 30, 2009 and 2008, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $128,000 and $156,000, respectively. For the six-month periods ended June 30, 2009 and 2008, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $285,000 and $389,000, respectively.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $296,000 and $401,000 for the quarters ended June 30, 2009 and 2008, respectively. For the six month periods ended June 30, 2009 and 2008, these costs were approximately $618,000 and $796,000, respectively.

CASH AND CASH EQUIVALENTS:  Cash and cash equivalents are comprised principally of cash maintained in FDIC-insured bank accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES:  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing –related costs, classified in Selling, General and Administrative expenses, are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $750,000 at both June 30, 2009 and December 31, 2008. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory.  These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

At June 30, 2009 and December 31, 2008, we classified as Other Assets approximately $5.1 million of slow moving inventories of chemicals and components that may not be used in upcoming production.  We have subtracted obsolescence reserves of $2.0 million from Other Assets in both periods.  The net non-current inventory amount in Other Assets was $3.1 million at June 30, 2009 and December 31, 2008, respectively.

PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are recorded at cost.  Routine repairs and maintenance are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

INCOME TAXES:  Income taxes are calculated using the asset and liability method of accounting.  Deferred income taxes are recognized by applying the enacted  statutory  rates  applicable  to estimated future year differences between  the  financial  statement  and  tax  basis  carrying  amounts.  At December 31, 2008, the Company had a full valuation allowance of $806,000 against its net deferred tax assets.  Gross Federal net operating loss carryforwards at December 31, 2008 were in excess of $3 million.  The valuation allowance was recorded because management determined that it was not “more likely than not” that the deferred tax assets would be utilized to offset future taxable income.  The Company recorded current tax expense stemming from tax liabilities in states in which certain profitable subsidiaries file returns on a nonconsolidated basis. The Company has not recorded deferred Federal income tax expense for 2009 as it expects to realize a respective proportion of the deferred tax assets previously reserved through the valuation allowance.

BASIC AND DILUTED EARNINGS PER SHARE:  Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarters (4.3 million in 2009 and 4.4 million in 2008) and for the year-to-date periods (4.3 million in 2009 and 4.4 million in 2008). The Company had approximately 400,000 exercisable options outstanding of which none had exercise prices that were less than the Company’s stock price at June 30, 2009.  Consequently, no additional equivalent shares, in addition to the actual weighted average outstanding shares, were assumed to be outstanding for purposes of calculating diluted net income per share.

SUBSEQUENT EVENTS: For the three and six months ended June 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 18, 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  There are no noncontrolling interests held in the Company’s consolidated subsidiaries.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings.  After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur.  The fair value election may not be revoked once an election is made.   SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008; however, the Company has elected not to measure eligible financial assets and liabilities at fair value.  Accordingly, the adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

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

On April 1, 2009, the Company adopted the provisions of FASB Statement No. FAS 165, Subsequent Events (“FAS 165”), on a prospective basis. The provisions of FAS 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements   are   issued   or are   available to be issued. Additionally, FAS  165 requires the Company to disclose the date through which  subsequent  events have been evaluated, as well as whether that date is  the date the financial statements were issued or the date the financial statements  were available to be issued. The adoption of the provisions of FAS 165 did not affect the Company’s historical consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  This staff position amends existing U.S. GAAP to require publicly traded companies to present disclosures about fair value of financial instruments in interim reporting periods.  The staff position became effective for the Company during the quarter ended June 30, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements.

NOTE 3.  ACQUISITION

On August 14, 2008, we acquired 100% of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a distributor located in Wilmington, NC (“Bowman”).  If Bowman had been acquired at the beginning of 2008, pro forma estimated revenue for the Company for the quarter and year-to-date period ended June 30, 2008 would have been $5.0 million and $10.0 million, respectively.  Pro forma net income and net income per share for the periods in 2008 previously referred to would not have been materially impacted by the inclusion of Bowman results.   In the second quarter of 2009, intangible assets were adjusted by $18,000 to reflect a true-up reclassification of certain minor assets and liabilities acquired in the Bowman stock purchase in 2008.

NOTE 4:  INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

(in thousands)	2009	2008

Raw materials	$1,085	$1,151
Packaging and components	2,159	2,008
Work-in-process	504	523
Finished goods	6,553	6,541
Total inventories	10,301	10,223

Less: estimated non-current inventories	(5,061)	(5,061)

Current inventories	$5,240	$5,162

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

Quarters ended June 30,

	2009			2008

(in thousands)	Distributors	Brands	Total	Distributors	Brands	Total

Revenue	$3,390	$1,030	$4,420	$3,129	$1,160	$4,289

Operating Income	(77)	298	221	(170)	331	161

Net interest income			4			65
Income taxes			(13)			(90)

Net income			$212			$136

Year-to-Date Periods Ended June 30,

	2009			2008

(in thousands)	Distributors	Brands	Total	Distributors	Brands	Total

Revenue	$7,068	$1,934	$9,002	$6,491	$2,218	$8,709

Operating Income	(137)	533	396	(223)	564	341

Net interest income			11			151
Income taxes			(26)			(196)

Net income			$381			$296

Segment assets (at June 30, 2009 and December 31, 2008)	7,390	10,377	17,767	7,407	10,403	17,810
Not allocated to segments:
Cash and cash equivalents			8,202			7,967
Eliminations/other			(26)			(191)
Consolidated assets			$25,943			$25,586

Note1: Corporate overhead was allocated to the segments based upon revenue.
Note 2: Capital expenditures and depreciation expense were immaterial.

NOTE 6:  CONTINGENCIES AND COMMITMENTS

The Company has an employment agreement with its Chief Executive Officer.  The agreement expires on December 31, 2011, but provides for the unilateral renewal by the CEO.  The agreement includes an incentive bonus award based on consolidated earnings per share in excess of the applicable base year as defined in the employment agreement.

In July 2005, the CEO took a voluntary, unilateral reduction in base compensation to $540,000 annually.  In accordance with his employment agreement this amount was subject to annual increases of 10%.  In June 2009, the CEO took another voluntary, unilateral reduction in base compensation to $519,900.  For the approximately two-and-one-half years remaining under the CEO’s current contract, the Company will save over $700,000 from the CEO’s action to reduce his base compensation. Additionally, the CEO conditionally waived payment of bonuses earned in 2005 and 2007. See Item 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The terms of the waiver of compensation allow the CEO to retain the right to his original employment agreement compensation, retroactive to the level in effect before the July 2005 reduction, if certain events occur.  These events include the occurrence of certain specified events relating to a change in control of, or reasonable likelihood thereof, the Company as defined in letters relating to the voluntary, unilateral reductions referred to above.

In the event of a change in control as referred to above, the CEO would currently be entitled to a payment of approximately $15.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $8.2 million.  Our long-term debt was less than $0.5 million and was comprised primarily of that issued to the former owner of Bowman.  Cash and cash equivalents increased by $235,000 during the first six months of 2009.  The increase was due principally to cash flow from operations of $498,000 exceeding spending for dividends ($170,000), repayment of Bowman debt ($36,000) and treasury stock purchases ($30,000).

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

Since mid-1995, we have paid dividends every quarter. In 2004, we paid a special dividend of $2.00 per share, or about $9.0 million.

Beginning in mid-2008, we began the purchase of our stock in the open market.  Since then we have purchased treasury stock of $311,000, including $30,000 in 2009.

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

Cash may also be used to acquire other related businesses. In 2008, we paid $500,000 as part of the total consideration for all of the outstanding common stock of Bowman Barber and Beauty Supply, Inc., a distributor in Wilmington, NC.

We have no significant off-balance sheet financing arrangements, except for an operating lease related to the Danville, IL warehouse.  The annual lease payment is approximately $320,000 subject to CPI changes.  The lease is also the subject of a lawsuit referred to in Legal Proceedings, Item 1, Part II of this report on Form 10-Q.

Effective June 3, 2009, the Company’s CEO unilaterally reduced his salary by 35%.  For the remainder of 2009, this action is expected to result in a decrease in SGA expense of approximately $150,000 relative to his previous contractual salary.  See Note 6 to these Condensed Consolidated Financial Statements.

Results of Operations

SECOND QUARTER 2009 v. SECOND QUARTER 2008

Net income increased to $212,000 in the second quarter of 2009 compared to $136,000 in the comparable period of 2008. Earnings per share were $0.05 in 2009 compared to $0.03 in 2008. Revenue for the second quarter of calendar 2009 was $4.4 million compared to $4.3 million in the comparable period of 2008.  Expenses declined to $1,778,000 (this amount included Bowman expenses of approximately $200,000) from $1,995,000.  The total expense decline, excluding Bowman in 2009, was over $400,000 versus the prior year amount.

Operating income increased $60,000, or 37%, versus the second quarter of 2008. Income before income taxes remained steady from quarter-to-quarter, but net income increased by $76,000, or 56%, due to effect of a lower tax provision.  See Note 1.

In our Distributors segment revenue for the second quarter of 2009 exceeded that in the second quarter of 2008 by about $260,000.  Distributor revenue in 2009 for Bowman, acquired in August 2008, was approximately $680,000. Bowman’s operating income in the second quarter was not significant.  In our Brands segment revenue was $130,000 less than that in the second quarter of 2008.  Our Distributor and Brands segments represented approximately 77% and 23% of consolidated revenue, respectively.

Gross profit as a percentage of revenue was 45.2% in the quarter ended June 30, 2009 compared to 50.3% in the second quarter of 2008. The lower-margin Distributor segment accounted for a higher proportion of total Company revenue in 2009 than in the second quarter of 2008, largely due to the inclusion of Bowman in 2009. Margins are generally lower in the Distributor segment relative to those in the Brands segment because our branded items are manufactured, but our Distributor items are purchased and resold.  The shift in the revenue mix from Brands to Distributors also contributed to the gross profit percentage variance due to the operating leverage inherent in the Brands segment.

The Company’s cash is maintained largely in FDIC, non interest-bearing accounts as a precaution in this uncertain economic environment.  By doing so, the Company reduces its costs of banking activity and maintains liquidity and safety.  If the Company were to invest its cash in interest-bearing, but uninsured, accounts then the annual savings would amount to approximately $60,000.  The Company does not believe this modest return from such investing is worth the risk of loss at this point in time.  We will continue to monitor the situation and may change our position if market conditions and rates of return improve sufficiently.

During most of 2008 we invested in auction rate securities that we sold, at par, in the fourth quarter of 2008, and the proceeds of those sales are reflected as cash and cash equivalents.  In the first quarter of 2008, the auction of these investments, of which we held about $4.0 million, began to “fail,” resulting in higher “penalty” interest income rates received by our Company.  Consequently, our interest income in the first three quarters of 2008 was, and in our future 2009 Form 10-Q reports will continue to be, comparatively unfavorable to that in 2008.

The Company has a full valuation allowance against its net deferred tax assets at June 30, 2009 and December 31, 2008.   We did not record deferred tax expense through the second quarter of 2009 due to net operating loss carryforwards, a portion of which management expects the Company to utilize. Through its continual evaluation of the realizability of its deferred tax assets, the Company concluded that it is more likely than not that a portion of its net operating loss carryforwards tax assets will be realized, given its continued profitability. If not for the full valuation allowance against its deferred tax assets, deferred expense of $130,000 would have been recorded.  Total net operating loss carryforwards were approximately $3.2 million as of December 31, 2008.

In accordance with a letter dated April 29, 2009 to the Secretary of the Company, the Chairman of the Board & CEO of the Company, Frank F. Ferola, unilaterally further reduced his base salary by 35%.  This reduction took effect June 3, 2009.  In July 2005, Mr. Ferola unilaterally first reduced his salary from the amounts set forth in his Employment Agreement with the Company.  All other terms and conditions of his Employment Agreement will remain in full force and effect. See Note 6 to these Condensed Consolidated Financial Statements.

YEAR-TO-DATE 2009 v. YEAR-TO-DATE 2008

Net income increased to $381,000 for the six months ended June 30, 2009, compared to $296,000 in the comparable period of 2008. Earnings per share were $0.09 in 2009 compared to $0.07 in 2008. Revenue for the six-month period of calendar 2009 was $9.0 million compared to $8.7 million during the comparable period of 2008.  Expenses declined to $3,757,000 (this amount included Bowman expenses of approximately $400,000) from $3,936,000.  The total expense decline, excluding Bowman in 2009, was over $550,000 versus the prior year amount.

Operating income for the six-month period increased $55,000, or 16%, over that in the comparable period of 2008. Income before income taxes was less than that in 2008 due to lower interest income.  However, net income increased by $85,000, or 29%, due to effect of a lower tax provision.  See Note 1.

Our Distributors segment revenue for the first six months of 2009 exceeded that in the comparable period of 2008 by about $580,000.  Distributor revenue in 2009 for Bowman, acquired in August 2008, was approximately $1.3 million.  Bowman’s operating profit was approximately $75,000 for the six months ended June 30, 2009.  Our Brands segment revenue was approximately $280,000 less than that in the first six months of 2008.

Gross profit as a percentage of revenue was 46.1% in the six-month period ended June 30, 2009 compared to 49.1% in the comparable period of 2008. The lower-margin Distributor segment accounted for a higher proportion of total Company revenue in 2009 than in the six months of 2008, largely due to the inclusion of Bowman in 2009. Margins are generally lower in the Distributor segment relative to those in the Brands segment because our branded items are manufactured, but our Distributor items are purchased and resold.  The shift in the revenue mix from Brands to Distributors also contributed to the gross profit percentage variance due to the operating leverage inherent in the Brands segment.

Contributing to improved earnings, selling, general and administrative expenses (“SGA”), without Bowman in 2009, were nearly 15% lower than those in the comparable period of 2008.  Bowman SGA expenses for the six months of 2009 totaled about $400,000.  When Bowman’s expenses are included in 2009 the condensed consolidated SGA decreased 11% from year-to-year.

The Company’s cash is maintained largely in FDIC, non interest-bearing accounts as a precaution in this uncertain economic environment.  By doing so, the Company reduces its costs of banking activity and maintains liquidity and safety.

During most of 2008 we invested in auction rate securities that we sold, at par, in the fourth quarter of 2008, and the proceeds of those sales are reflected as cash and cash equivalents.  In the first quarter of 2008, the auction of these investments, of which we held about $4.0 million, began to “fail,” resulting in higher “penalty” interest income rates received by our Company.  Consequently, our interest income in the first three quarters of 2008 was, and in our future 2009 Form 10-Q reports will continue to be, comparatively unfavorable to that in 2008.

The Company has a full valuation allowance against its net deferred tax assets at June 30, 2009 and December 31, 2008.   We did not record deferred tax expense through the second quarter of 2009 due to net operating loss carryforwards, a portion of which management expects the Company to utilize. Through its continual evaluation of the realizability of its deferred tax assets, the Company concluded that it is more likely than not that a portion of its net operating loss carryforwards tax assets will be realized, given its continued profitability. If not for the full valuation allowance against its deferred tax assets, deferred expense of $130,000 would have been recorded.  Total net operating loss carryforwards were approximately $3.2 million as of December 31, 2008.

In accordance with a letter dated April 29, 2009 to the Secretary of the Company, the Chairman of the Board & CEO of the Company, Frank F. Ferola, unilaterally further reduced his base salary by 35%.  This reduction took effect June 3, 2009.  In July 2005, Mr. Ferola unilaterally first reduced his salary from the amounts set forth in his Employment Agreement with the Company.  All other terms and conditions of his Employment Agreement will remain in full force and effect.

We anticipate softness in our Distributor segment in the third quarter of 2009 due primarily to lower beauty school enrollments affecting our Morris Flamingo – Stephan, Inc. subsidiary.  We will, however, increase our direct-to-salon marketing efforts with a new campaign for salon-only distribution of our Image and Sorbie brands. Further, Distributor revenue is expected to decline on a relative basis as we cycle the August 14, 2008 Bowman acquisition.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk
Not required.

Item 4T:                Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  During 2008 we reviewed procedures at all of our subsidiaries and evaluated the control structure of the Company as a whole. However, because of organization changes recently made in our company, including the acquisition of Bowman in 2008, we have not had a chance to fully document our procedures and assess risk, and we continue to enhance controls over inventory. Therefore, we believe it prudent to report that our Company did not have effective internal control over financial reporting (“ICFR”) at June 30, 2009.  Management plans to complete its Sarbanes-Oxley requirements in accordance with Securities and Exchange Commission regulations.

(b)           Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

           In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business.  It is the opinion of management that none of such matters, at June 30, 2009, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company).  The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due.  The financial statements for the Company for the quarter ended June 30, 2009, reflected a liability that, in management’s opinion, was adequate to cover the likely liability in the case. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action.  While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

           On July 6, 2005, the landlord, Shaheen & Co., Inc., the former owner of Morris Flamingo, notified the Company that its interpretation of the Amendment differed from that of the Company as to the existence of the 90-day right of termination.  In October 2005, the landlord filed a lawsuit in the Circuit Court for the 17th Circuit of Florida in and for Broward County, FL, styled Shaheen & Co., Inc. (Plaintiff) v. The Stephan Co., Case number 05-15175 seeking a declaratory judgment with respect to the validity of the 90-day right of termination.  In addition, the lawsuit alleges damages with respect to costs incurred and the weakening marketability of the property.  This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation.  However, if it is ultimately determined that the early termination provision has been eliminated with the Amendment, the Company’s minimum lease obligation would amount to $320,000 in each of the years 2009 through 2013 and approximately $480,000 thereafter, subject to adjustments for increases in the Consumer Price Index. We believe that we will prevail in this matter since the lease has a specific clause stating that it is cancelable upon 90 days’ notice of termination to the landlord. Shouky A. Shaheen, a minority owner of Shaheen & Co., Inc., is currently a member of the Board of Directors and a significant shareholder of the Company.

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

THE STEPHAN CO.

By:	/s/ Frank F. Ferola
Frank F. Ferola
President and Chairman of the Board
August 18, 2009

By:	/s/ Robert C. Spindler
Robert C. Spindler
Chief Financial Officer
August 18, 2009