Form 10-Q
period 2009-09-30
STEPHAN CO
filed 2009-11-16
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

4,252,675 shares of common stock, $0.01 par value, as of November 16, 2009

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

The Stephan Co.
Condensed Consolidated Balance Sheets
At September 30, 2009 and December 31, 2008
(in thousands, except share and per share amounts)
		Audited
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$8,396	$7,967
Accounts receivable, net	1,211	976
Current inventories	5,342	5,162
Prepaid expenses and other current assets	219	248

TOTAL CURRENT ASSETS	15,168	14,353

Other assets, net	3,074	3,106

Property, plant and equipment, net	1,297	1,383

Trademarks and goodwill, net	6,762	6,744

TOTAL ASSETS	$26,301	$25,586

CURRENT LIABILITIES

Current portion of long-term debt	$138	$136
Accounts payable and accrued expenses	2,228	1,922

TOTAL CURRENT LIABILITIES	2,366	2,058

Long-term debt, less current portion	255	326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
Common stock, $.01 par value; 25,000,000 shares authorized; 4,389,611 shares issued at September 30, 2009 and December 31, 2008	44	44
Additional paid-in capital	17,893	17,833
Retained earnings	6,054	5,606
Treasury stock, 136,936 and 123,048 shares, at cost	(311)	(281)
TOTAL STOCKHOLDERS' EQUITY	23,680	23,202

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$26,301	$25,586

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(in thousands, except per share data)

	Three Months		Nine Months
	2009	2008	2009	2008

Revenue	$4,910	$5,420	$13,912	$14,129

Cost of revenue	2,836	2,849	7,685	7,281

Gross profit	2,074	2,571	6,227	6,848

Selling, general and administrative expenses	1,734	2,194	5,491	6,130

Operating income	340	377	736	718

Net interest (expense) income	(5)	33	6	184

Income before income taxes	335	410	742	902

Provision for income taxes	13	164	39	360

NET INCOME	$322	$246	$703	$542

Basic income per share	$0.08	$0.06	$0.17	$0.12
Diluted income per share	$0.08	$0.06	$0.17	$0.12
Dividends per share	$0.02	$0.02	$0.06	$0.06

Weighted average common shares outstanding	4,253	4,379	4,255	4,386

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$703	$542
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities:
Depreciation	95	87
Stock option compensation	60	60
Deferred income taxes	-	277
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(235)	76
Increase in current inventories	(180)	(1,089)
Decrease (increase) in prepaid expenses and other current assets	29	(50)
Decrease in other assets	32	4
Increase (decrease) in accounts payable and accrued expenses	306	(354)
Total adjustments to net income	107	(989)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	810	(447)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	-	800
Acquisition of Bowman	(18)	(500)
Purchase of property, plant and equipment	(9)	(17)

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27)	283

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	832
Repayment of long-term debt	(69)	(832)
Dividends	(255)	(263)
Purchases of treasury stock	(30)	(56)

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(354)	(319)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	429	(483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,967	4,977

CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER	$8,396	$4,494

See Notes to Condensed Consolidated Financial Statements.

The Stephan Co. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Quarters ended September 30, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:  The Company is engaged in the manufacture, sale and distribution of hair grooming and personal care products, principally throughout the United States, and has allocated substantially all of its business into two segments: Brands and Distributors.

BASIS OF PRESENTATION: In the opinion of management, the accompanying unaudited, interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of December 31, 2008. These interim financial statements have not been audited. However, management believes the accompanying unaudited, interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of The Stephan Co. and subsidiaries as of September 30, 2009 and the results of their operations and cash flows for the three and nine months then ended. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009. Certain reclassifications (having no net profit or loss impact) have been made to the previously reported amounts in the 2008 financial statements to reflect comparability with the 2009 presentation.

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

PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the accounts of The Stephan Co. and its subsidiaries, all of which are wholly owned: Foxy Products, Inc., Old 97 Company, Williamsport Barber and Beauty Supply Corp., Stephan & Co., Scientific Research Products, Inc. of Delaware, Sorbie Distributing Corporation, Stephan Distributing, Inc., Morris Flamingo-Stephan, Inc., Major Advance, Inc., American Manicure, Inc., and Bowman Barber and Beauty Supply, Inc. (“Bowman” and, collectively, the "Company").  All significant inter-Company balances and transactions have been eliminated in consolidation.

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

Trademarks and goodwill are evaluated for impairment on an annual basis and, between annual tests, whenever events or circumstances indicate that the carrying value of an asset may exceed its fair value. At September 30, 2009, the Company had less than $7.0 million of intangibles (approximately $3.1 million of trademarks and $3.7 million of goodwill) subject to future impairment testing.  No events or circumstances occurred that indicated a possible impairment of intangible assets during the quarter ended September 30, 2009.

MAJOR CUSTOMERS:  There were no sales to any single customer in excess of 10% of revenue in the three or nine months ended September 30, 2009.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.  The Company does not believe that its customers' credit risk represents a material risk of loss to the Company.

STOCK-BASED COMPENSATION:  The Company’s net income for the quarters ended September 30, 2009 and 2008 was reduced as a result of the recognition of stock option compensation expense of $20,000 in each year. Year-to-date net income in 2009 and 2008 was reduced by $60,000 in each year. These amounts have been included in Selling, General and Administrative Expenses.  The impact on basic and diluted earnings per share for the three months ended September 30 of each year was approximately $0.005 per common share and $0.015 per share for the nine-month periods. The Company employed the Black-Scholes option pricing model to estimate the fair value of stock options using assumptions consistent with past practices.  Assumptions used in the determination of stock option expense included volatility ranging from 77% to 91%, dividend yield of approximately 2.0%, risk-free rates ranging from 2.7% to 3.7% and terms ranging from five to 10 years.  On January 1, 2009 the company granted options to purchase 50,000 shares at $1.96, the market price just prior to grant, to our CEO; these options vest one year from the date of grant.  Additionally, we granted a total of 20,248 options to our outside directors at $2.40, the market price of our stock on the date of grant, June 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company, using available market information and recognized valuation methodologies, has determined the estimated fair values of financial instruments that are presented herein.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market sale of such instruments.

The following methods and assumptions were used to estimate fair value: 1) the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were assumed to approximate fair value due to their short-term nature; 2) debt service cash flows were discounted using current interest rates for financial instruments with similar characteristics and maturity to determine the fair value of long-term debt. As of September 30, 2009 and December 31, 2008, there were no significant differences in the carrying values and fair value of financial instruments.

REVENUE RECOGNITION:  Revenue is recognized when all significant contractual obligations, which involve the shipment of the products sold and reasonable assurance as to the collectibility of the resulting account receivable, have been satisfied.  The Company does not sell on a consignment basis; returns are permitted for damaged or unsalable items only.  Revenue is shown after deductions for prompt payment and volume discounts and returns.  The Company estimates that these discounts and returns will approximate 1% of gross revenue, and we accrue for these costs accordingly. The Company participates in various promotional activities in conjunction with its retailers and distributors, primarily through the use of discounts, new warehouse allowances, slotting allowances, co-op advertising and periodic price reduction programs. These costs have been subtracted from revenue and approximated $96,000 and $61,000 for the three months ended September 30, 2009 and 2008, respectively.  These costs approximated $178,000 and $221,000 for the nine months ended September 30, 2009 and 2008, respectively. The allowances for sales returns and trade promotion liabilities are established based on the Company’s estimate of the amounts necessary to settle future and existing obligations for such items on products sold as of the balance sheet date.

COST OF GOODS SOLD:  This item includes the costs of raw materials, packaging, inbound freight, direct labor and depreciation.  Other manufacturing-related overhead, including purchasing, receiving, inspection, internal transfer costs, warehousing and manufacturing center costs (principally rent, real estate taxes and insurance related to product manufacturing and warehousing) are classified in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  For the quarters ended September 30, 2009 and 2008, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $145,000 and $183,000, respectively. For the nine-month periods ended September 30, 2009 and 2008, the manufacturing-related overhead included in Selling, General and Administrative Expenses was approximately $430,000 and $572,000, respectively.

SHIPPING AND HANDLING FEES AND COSTS: Expenses for the shipping and delivery of products sold to customers were approximately $200,000 and $417,000 for the quarters ended September 30, 2009 and 2008, respectively. For the nine-month periods ended September 30, 2009 and 2008, these costs were approximately $820,000 and $1.2 million, respectively.

CASH AND CASH EQUIVALENTS:  Cash and cash equivalents are comprised principally of cash maintained in FDIC-insured bank accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance is based upon specific identification of customer balances that are unlikely to be collected plus an estimated amount for potentially uncollectible amounts.

INVENTORIES:  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Other manufacturing –related costs, classified in Selling, General and Administrative expenses, are also allocated to finished goods inventory. The amount of these allocations to inventory was approximately $750,000 at both September 30, 2009 and December 31, 2008. We periodically evaluate our inventory composition, giving consideration to factors such as the probability and timing of anticipated usage and the physical condition of the items, and then estimate an allowance (reducing the inventory) to be provided for slow moving, obsolete or damaged inventory.  These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the inventory write-downs were established.

OTHER ASSETS: At September 30, 2009 and December 31, 2008, we classified as Other assets approximately $5.1 million of slower-moving inventories that are utilized as needed.  We have subtracted obsolescence reserves of approximately $2.0 million from these inventories in both periods presented.  The amounts of slower-moving inventories, net of the obsolescence reserves, have been classified in Other assets.

PROPERTY, PLANT AND EQUIPMENT:  Property, plant and equipment are recorded at cost.  Routine repairs and maintenance are expensed as incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years

INCOME TAXES: Income taxes are calculated using the asset and liability method of accounting. Deferred income taxes are computed by multiplying statutory rates applicable to estimated future year differences between the financial statement and tax basis carrying amounts of assets and liabilities. At December 31, 2008, the Company carried no net deferred tax assets on its books even though it had in excess of $3.0 million net operating loss carryforwards (“NOLs”) because, at that time, we felt that it was “more likely than not” that any deferred tax assets (primarily NOLs) would not be utilized to offset future taxable income. However, in 2009 the Company continued its profitable trend and now believes that a portion of the previously unrecorded deferred tax assets are likely to be realized. The Company, consequently, has recorded only current tax expense during 2009 for certain state taxes where the Company files returns on an unconsolidated basis.

BASIC AND DILUTED EARNINGS PER SHARE:  Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarters and for the year-to-date periods (4.3 million in 2009 and 4.4 million in 2008). The Company had approximately 350,000 stock options outstanding of which approximately 70,000 had exercise prices that were less than the Company’s stock price at September 30, 2009.  The dilutive effect of the “in the money” options was not material. No additional equivalent shares, in addition to the actual weighted average shares outstanding, were assumed to be outstanding for purposes of calculating diluted net income per share in any period presented.

SUBSEQUENT EVENTS: For the three and nine months ended September 30, 2009,the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, on November 16, 2009.

NOTE 2: RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended September 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted new accounting guidance on fair value measurements with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements on January 1, 2009. The new accounting guidance requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity; (ii) net income to include the net income attributable to the noncontrolling interest; and (iii) enhanced disclosure of activity related to noncontrolling interests. There are no noncontrolling interests held in the Company’s consolidated subsidiaries.

In April 2009, the Company adopted new accounting guidance on fair value measurements, which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. The guidance is applicable to all assets and liabilities (i.e., financial and nonfinancial) and requires enhanced disclosures. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the Company adopted new accounting guidance on fair value measurements which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the amended guidance did not affect the Company’s condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not impact the Company’s condensed consolidated financial statements.

NOTE 3.  ACQUISITION

On August 14, 2008, we acquired 100% of the outstanding common stock of Bowman Beauty and Barber Supply, Inc., a distributor located in Wilmington, NC (“Bowman”).  If Bowman had been acquired at the beginning of 2008, pro forma estimated revenue for the Company for the third quarter and year-to-date periods ended September 30, 2008 would have approximated $5.7 million and $15.9 million, respectively.  Pro forma net income and net income per share for the periods in 2008 previously referred to would not have been materially impacted by the inclusion of Bowman results.   In the second quarter of 2009, intangible assets were adjusted by $18,000 to reflect a true-up reclassification of certain minor assets and liabilities acquired in the Bowman stock purchase in 2008.    During the third quarter of 2009, the Company finalized its purchase price allocation for the acquisition.  The Company determined that there were no separately identified intangibles other than goodwill, and as a result, the excess of net assets acquired over the purchase price has been allocated to goodwill

NOTE 4:  INVENTORIES

           Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

(in thousands)	2009	2008

Raw materials	$1,082	$1,151
Packaging and components	2,105	2,008
Work-in-process	446	523
Finished goods	6,770	6,541
Total inventories	10,403	10,223

Less: estimated non-current inventories	(5,061)	(5,061)

Current inventories	$5,342	$5,162

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

           Non-current inventories are included in Other assets.  See Note 1 to these Condensed Consolidated Financial Statements.

NOTE 5:  SEGMENT INFORMATION

           We have identified two reportable operating segments based upon the way in which we evaluate our business: Distributors and Brands.  The Distributors segment generally has a customer base of distributors that purchase the Company's hair products and beauty and barber supplies for sale to salons and barbershops.  Our sales to beauty schools are also classified in this segment.  The Brands segment includes sales to mass merchandisers, chain drug stores and distributors.  The Company conducts operations primarily in the United States; sales to international customers are not material to consolidated revenue. The following table summarizes significant items by reportable segment:

Quarters ended September 30,

	2009			2008

(in thousands)	Distributors	Brands	Total	Distributors	Brands	Total

Revenue	$3,962	$948	$4,910	$4,183	$1,237	$5,420

Operating income	188	152	340	77	300	377

Net interest (expense) income			(5)			33
Income taxes			(13)			(164)

Net income			$322			$246

Year-to-Date Periods Ended September 30,

	2009			2008

(in thousands)	Distributors	Brands	Total	Distributors	Brands	Total

Revenue	$11,030	$2,882	$13,912	$10,674	$3,455	$14,129

Operating income	51	685	736	(20)	738	718

Net interest income			6			184
Income taxes			(39)			(360)

Net income			$703			$542

Segment assets (at September 30, 2009 and December 31, 2008)	7,617	10,327	17,944	7,407	10,403	17,810
Items not allocated to segments:
Cash and cash equivalents			8,396			7,967
Eliminations/other			(39)			(191)
Consolidated total assets			$26,301			$25,586

Note1: Corporate overhead was allocated to the segments based upon revenue.
Note 2: Capital expenditures and depreciation expense were immaterial.

NOTE 6:  CONTINGENCIES AND COMMITMENTS

CEO Compensation

The Company has an employment agreement with its Chief Executive Officer.  The agreement expires on December 31, 2011, but provides for the renewal by the CEO.  The agreement includes an incentive bonus award based on increases in consolidated earnings per share as defined in the employment agreement.

In July 2005, the CEO took a voluntary, unilateral reduction in base compensation to $540,000 annually.  In accordance with his employment agreement this amount was subject to annual increases of 10%.  In June 2009, the CEO took another voluntary, unilateral reduction in base compensation to $519,000.

The CEO and the Board have agreed, in principal, to certain amendments to his employment agreement to become effective January 1, 2010.  Under the terms of the amended employment agreement as currently proposed, the CEO’s base compensation would be fixed at its current level, subject to performance bonuses “capped” at a maximum of $250,000 annually.  Further, in the event of (i) termination without “cause” or (ii) a “change in control” of the Company without majority approval of the current Board, both terms as defined in the proposed amendments to the employment agreement, the CEO would receive $10.0 million.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of approximately $8.4 million.  Our long-term debt was less than $0.4 million and was comprised primarily of that issued to the former owner of Bowman.  Cash and cash equivalents increased by $429,000 during the first nine months of 2009.  The increase was due principally to cash flow from operations of $810,000 exceeding spending for dividends ($255,000), repayment of Bowman debt ($69,000) and treasury stock purchases ($30,000).

We have adequate liquidity and do not foresee the need for additional capital for day-to-day operations in the next twelve months.

Our cash balance will vary with growth or decline in operating income and changes in non-cash, non-debt working capital. Our cash flow will also benefit from the utilization of net operating loss carryforwards eliminating or reducing future federal income tax payments.  At December 31, 2008, we had over $3.0 million of net operating loss carryforwards to offset future taxable income.

We have paid dividends every quarter since mid-1995. In 2004, we paid a special dividend of $2.00 per share, or about $9.0 million.

In mid-2008, we began the purchase of our stock in the open market.  Since then we have purchased treasury stock of $311,000, including $30,000 in 2009.

Cash flow is driven by operating income which we endeavor to manage by 1) keeping expenses low, 2) competitively bidding significant purchases, 3) developing new products, 4) searching out new markets or expanding existing markets through new product offerings to existing customers, 5) updating technology in critical customer service areas, 6) reducing purchases by utilizing existing inventory when possible, 7) increasing selling prices to the extent possible and 8) centralizing administrative functions.

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

Cash may also be used to acquire other strategically-advantageous businesses. In 2008, we paid $500,000 as part of the total consideration for all of the outstanding common stock of Bowman Barber and Beauty Supply, Inc. (“Bowman”), a distributor in Wilmington, NC.

We have no significant off-balance sheet financing arrangements, except for an operating lease related to the Danville, IL warehouse.  The annual lease payment is approximately $320,000 subject to CPI changes.  The lease is also the subject to a lawsuit referred to in Legal Proceedings, Item 1, Part II of this report on Form 10-Q. Capital expenditures generally are not significant for daily operations; however, we have been in negotiations with Shaheen & Co. to purchase the property we now lease from Shaheen & Co.  There is no agreement to purchase the building at this time, but negotiations are ongoing.

Results of Operations

YEAR-TO-DATE 2009 v. YEAR-TO-DATE 2008

Net income for the first nine months of 2009 was $703,000 or 30.0% more than that in the comparable period of 2008. Lower operating expenses and income taxes in 2009 offset softer brand revenues and higher interest income in 2008. Earnings per share were $0.17 in 2009 compared to $0.12 in 2008, an increase of 42.0%.

Revenue for the nine months ended September 30, 2009 was $13.9 million (including Bowman, acquired in mid-August 2008, of $2.1 million) compared to $14.1 million (including Bowman of $0.4 million) in the comparable period of 2008.  Expenses were $640,000 less in 2009 compared to nine-month period of 2008 and helped to offset the gross profit decline caused by lower revenues and a shift from higher-margin branded to lower-margin distributor revenue. As a result of the effects of the foregoing items, operating income for the nine-month period of 2009 was $736,000 compared to $718,000 in the comparable period of 2008.

Net interest income was approximately $180,000 less in 2009 due to generally lower short-term interest rates available on investments compared to those available in 2008.  Through the third quarter of 2008 we were invested in auction rate securities that we sold, at par, in the fourth quarter of 2008.  These instruments carried substantially higher rates of interest than we have earned in 2009, in part because of penalty provisions that were activated when auctions of these securities began to “fail” in 2008. Further, at September 30, 2008, these securities were classified as short-term investments, not as cash and cash equivalents.  Consequently, the accompanying statement of cash flows for the nine months of 2008 reflects approximately $4.0 million less cash and cash equivalents (and $4.0 million more short-term investments) than that reflected at December 31, 2008.

The Company had a full valuation allowance against its deferred tax assets at September 30, 2009 and December 31, 2008.  We did not record deferred tax expense through the third quarter of 2009 due to the Company’s net operating loss (“NOL”) carryforward position. Through its continual evaluation of the realizability of its deferred tax assets, the Company concluded that it is more likely than not that a portion of its NOL carryforwards will be realized, given its continued profitability. If not for the full valuation allowance against its deferred tax assets, deferred tax expense of approximately $250,000 would have been recorded in the nine-month period ended September 30, 2009.  Gross net operating loss carryforwards were in excess of $3.0 million as of December 31, 2008.

We anticipate continued softness in our Distributor segment in the fourth quarter of 2009 due primarily to lower beauty school enrollments affecting our Morris Flamingo – Stephan, Inc. subsidiary.  We have, however, seen renewed interest in our Image and Sorbie brands resulting, in part, from our new direct-to-salon, no diversion, marketing campaign.

THIRD QUARTER 2009 v. THIRD QUARTER 2008

Net income increased to $322,000 in the third quarter of 2009 from $246,000 in the comparable period of 2008. Lower operating expenses and income taxes in 2009 offset softer brand revenues and higher interest income in 2008. Earnings per share were $0.08 in the third quarter of 2009 compared to $0.06 in 2008, an increase of more than 30.0%.

Revenue for the third quarter of calendar 2009 was $4.9 million (including Bowman of $0.7 million) compared to $5.4 million (including Bowman of $0.4 million) in the comparable period of 2008.  Expenses were lower in the third quarter of 2009 compared to third quarter of 2008: $1.7 million in 2009 versus $2.2 million in 2008 and helped to offset the gross profit decline caused by lower revenues and a shift from higher-margin branded to lower-margin distributor revenue. As a result of the effects of the foregoing items, operating income for the third quarter of 2009 was $340,000 compared to $377,000 in the comparable period of 2008.

Net interest income was approximately $40,000 less in 2009 due to generally lower short-term interest rates available on investments compared to those available in 2008.

The Company had a full valuation allowance against its deferred tax assets at September 30, 2009 and December 31, 2008.  We did not record deferred tax expense through the third quarter of 2009 due to the Company’s net operating loss (“NOL”) carryforward position. Through its continual evaluation of the realizability of its deferred tax assets, the Company concluded that it is more likely than not that a portion of its NOL carryforwards will be realized, given its continued profitability. If not for the full valuation allowance against its deferred tax assets, deferred tax expense of approximately $115,000 would have been recorded in the third quarter of 2009.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk
           Not required.

Item 4T:          Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  During 2008 we reviewed procedures at all of our subsidiaries and evaluated the control structure of the Company as a whole. However, because of organization changes recently made in our company, including the acquisition of Bowman, we have not had a chance to fully document our procedures and assess risk, and we continue to enhance controls over inventory. Therefore, we believe it prudent to report that our Company did not have effective internal control over financial reporting at September 30, 2009.  Management plans to complete its Sarbanes-Oxley requirements in accordance with Securities and Exchange Commission regulations.

(b)           Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

In addition to the matters set forth below, the Company is involved in other litigation arising in the normal course of business.  It is the opinion of management that none of such matters, at September 30, 2009, would likely, if adversely determined, have a material adverse effect on the Company's financial position or results of operations.

1) In March 2006, in a case styled Trevor Sorbie International, Plc. v. Sorbie Acquisition Co. (CASE NO. 05-14908-09), filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Trevor Sorbie International, Plc. (“TSI”) instituted efforts to collect on a judgment it has against Sorbie Acquisition Co. (“SAC,” a subsidiary of the Company).  The judgment derives from an October 25, 2004, Pennsylvania arbitration award in favor of TSI and against SAC with respect to certain royalties and interest due.  The condensed consolidated balance sheet for the Company at September 30, 2009, reflected a liability that, in management’s opinion, was adequate to cover the likely liability in the case. Among other things, the Florida lawsuit alleges fraud and names as additional defendants The Stephan Co., Trevor Sorbie of America, Inc. and Sorbie Distributing Corporation, also subsidiaries of the Company. This matter is currently unresolved and the Company is unable, at this time, to determine the outcome of the litigation. The Company is vigorously defending this legal action.  While we believe that we may ultimately prevail and/or settle for an amount substantially less than that accrued, due to the limited discovery taken and the complexities of the issues involved, the Company cannot predict the outcome of the litigation.

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

THE STEPHAN CO.

By:	/s/ Frank F. Ferola

Frank F. Ferola
President and Chairman of the Board
November 16, 2009

By:	/s/ Robert C. Spindler

Robert C. Spindler
Chief Financial Officer
November 16, 2009