Form 10-K/A
period 2008-12-31
STEPHAN CO
filed 2009-12-08
CIK 94056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

 EXPLANATORY NOTE
We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2008 to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of our Annual Report on Form 10-K for the year ended December 31, 2008.  Pursuant to their comments we have amended Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to expand our disclosure about a non-GAAP measure: EBITDA and to expand our disclosure (under Critical Accounting Policies and Estimates) to include a discussion of our methodology, results and assumptions relating to our testing of intangible assets for potential impairment.   Additionally, we have expanded Item 9A (Controls and Procedures) to discuss our disclosure controls. No other changes have been made to the report as originally filed on April 1, 2009.  Finally, we have included currently-dated management certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 909 of the Sarbanes-Oxley Act of 2002, and they are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

EBITDA is a frequently-used, non-GAAP term that means Earnings Before Interest, Taxes, Depreciation and Amortization.

EBITDA is reconciled to NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES per the Company’s 2008 Consolidated Statements of Cash Flows as follows:

(in thousands)	2008

EBITDA	$941 (1)
Stock option compensation	97
Current income taxes	(26)
Changes in operating assets & liabilities, net of Bowman acquisition:
Decrease in accounts receivable	494
(Increase) decrease in current inventories	(715)
Decrease in prepaid expenses and other current assets	66
(Increase) in other assets, including non-current inventories	(260)
(Decrease) in accounts payable and accrued expenses	(543)
Interest expense	(7)
Interest income	211
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$258

(1)	$900,000 was reported for 2008; the difference was rounding of $41,000.

EBITDA is reconciled to net income for the last three years as follows:

(in thousands)	2008	2007	2006

Net income	$698	$968	$(3,602)
Provision for income taxes	303	629	(2,129)
Interest expense	7	24	39
Interest income	(211)	(381)	(233)
Depreciation & Amortization	144	182	209
Rounding	(41)	(22)	10
Impairment loss	0	0	6,706 (2)
EBITDA	$900	$1,400	$1,000

(2)	2006 EBITDA excluded intangibles impairment charges of $6.7 million.

Management has included the EBITDA metric in its Form 10-K because of its wide and recognized existing use.  EBITDA is a useful corporate valuation metric.  Further, its focus is on operating, not on financial, cash flows such as interest expense and interest income.  It factors out short-term changes in working capital that could vary substantially from period-to-period, thus giving the investor a more stable metric by which to judge cash flow changes over time.

The limitations of EBITDA include its exclusion of working capital changes that affect cash flow during the period.  Further, it excludes interest expense, interest income, income taxes, depreciation and amortization from earnings (net income or loss). It also excludes capital expenditures which, in the Company’s case, are usually immaterial.

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

The Company’s effective income tax rate was 30.3% in 2008 compared to 39.4% in 2007 due to an adjustment of the valuation allowance resulting from the implementation of FIN 48.  This adjustment related to accelerated deductions for tax purposes that may or may not be sustained upon audit.  If they were disallowed, the effect would be to accelerate the utilization of the Company’s NOLs.

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

Effective about June 1, 2009, the CEO plans to unilaterally reduce his current salary by 30%, subject to the terms and conditions as outlined in NOTE 12. RELATED PARTIES.

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

Goodwill, Trademarks and Other Intangible Assets

We tested the recorded goodwill, trademarks and other intangibles of both reporting units (segments) for impairment at December 31, 2008 using several methods: discounted cash flow, break-up value and comparable transactions.

In all cases, the computed fair value of the intangible assets per our testing exceeded the recorded intangible asset amounts in each reporting unit.  We, therefore, concluded that no impairment of intangible assets had occurred.  In the case of the Distributors reporting unit the range of the excess of computed over recorded intangible assets was between 23% and 806%, depending upon the method employed.  For the Brands reporting unit the range of the excess of computed over recorded intangible assets was between 91% and 298%, depending upon the method employed.

At December 31, 2008, the recorded amounts of goodwill, trademarks and other intangible assets were $3.6 million and $3.1 million for the Distributors and Brands reporting units, respectively.

Principal assumptions used in the discounted cash flow method testing at the end of 2008 included: 0% growth in cash flows and 15.0% cost of capital; cash flows were computed before allocation of corporate overhead. Because the Company’s business units are relatively small and may be sold separately, corporate overhead (consisting primarily of officer and staff salaries, benefits, accounting, legal, insurance and other costs) would most likely be eliminated or reduced substantially since a potential buyer or buyers of the Company, as a whole or piecemeal, who would likely already have established overhead bases that would be capable of absorbing the additional volume generated by the products currently sold by the Company. For 2008, the corporate overhead allocated based upon reporting unit revenues was $0.7 million for the Brands and $2.1 million for the Distributors. For 2007, the corporate overhead allocated based upon reporting unit revenues was $1.0 million for the Brands and $2.0 million for the Distributors. These amounts were subtracted in arriving at operating income (loss) for the reporting units. See NOTE 11. SEGMENT INFORMATION.

Revenue multiples from other transactions were used to test recorded goodwill based upon available comparable transactions; management estimates were used to test goodwill based upon the estimated break-up value of the reporting units.

The year-end market value of the Company’s common stock ($1.96 per share) was considered as a potential indicator of overall corporate value.  With 4.3 million shares outstanding, the market value of the entire Company (approximately $8.4 million) would be just slightly more than the Company’s cash and cash equivalents at December 31, 2008.  This valuation would imply that the other assets and businesses of the Company had little or no value.  Consequently, we did not use the Company’s year-end stock price as a valid metric in our valuation analysis.

The discounted cash flow testing assumed that the 2008 cash flow level would continue indefinitely and that this cash flow stream would be discounted to its present value using a 15.0% cost of capital.  The cost of capital assumed the continuity of current interest rates, a capital structure of 70% equity and 30% debt, and included premiums for company size and specific risk aggregating 10.3%.  The Capital Asset Pricing Model and the Build-Up Method results were averaged to arrive at a cost of capital of 15.0%.

Our methodologies are based upon various assumptions that are subject to uncertainties including: our assumption that cash flows in 2008 will continue indefinitely, that interest rates will not increase materially and that the Company will be sold to a buyer with an established corporate overhead and, possibly, if the buyer were an industry participant, an established production overhead base.  Based upon current worldwide economic uncertainties, we are unable to predict the effect of such economic issues will have on our assumptions.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position.

Item 9A:  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Internal Control over Financial Reporting

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
December 7, 2009

By:	/s/ Robert C. Spindler
Robert C. Spindler
Principal Financial Officer
Principal Accounting Officer
December 7, 2009