Form 10-Q/A
period 2009-03-31
STEPHAN CO
filed 2009-12-08
CIK 94056

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

EXPLANATORY NOTE
We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of our Annual Report on Form 10-K for the year ended December 31, 2008. Their comments on the 2008 Form 10-K are also applicable to our 2009 filings on Form 10-Q. This filing amends Item 4T (Controls and Procedures). In this Form 10-Q/A, we have expanded our disclosure with respect to Controls and Procedures. No other changes have been made to the report as originally filed on May 20, 2009. Additionally, we have included currently-dated management certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 909 of the Sarbanes-Oxley Act of 2002, and they are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
Chief Financial Officer
December 7, 2009